Form 10-K405
period 1996-04-30
US OFFICE PRODUCTS CO
filed 1996-07-16
CIK 934852

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 1996          COMMISSION FILE NUMBER 0-25372

                          U.S. OFFICE PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)
                            ------------------------

        DELAWARE              52-1906050
     (State or other       (I.R.S. Employer
     jurisdiction of        Identification
    incorporation or             No.)
      organization)

     1440 NEW YORK AVENUE, N.W. SUITE 310, WASHINGTON, D.C.         20005
            (Address of principal executive offices)              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (202) 628-9500

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $.001

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of July 10, 1996 was $1,126,029,263.

    As of July 10, 1996, 34,469,988 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof, from the registrant's proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, and certain documents are incorporated by reference into Part IV hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    U.S. Office Products Company (the "Company," or "U.S. Office Products") is one of the world's largest and fastest growing suppliers of a broad range of office products to corporate, commercial, industrial and educational customers. Since its founding, the Company has acquired 65 companies (the "Completed Acquisitions"); 17 of these acquisitions have closed subsequent to April 30, 1996. In addition, as of July 10, 1996, the Company believed that the acquisition of an additional 46 companies that sell a variety of office supplies, office furniture, coffee and breakroom supplies and services and school supplies and school furniture was probable (the "Pending Acquisitions"). The Company generally has acquired and seeks to acquire companies with established sales presences and brand names in given geographic markets, and seeks to achieve operating efficiencies through consolidated purchasing of products and services and implementation of operational improvements. The Company's objective is to be the leading single source supplier of a broad array of office and educational products and services for its corporate, commercial, industrial, and educational customers. Currently, the Company sells a full range of over 28,000 office and educational products to customers in 34 states and internationally.

    The Company has an aggressive acquisition program utilizing a "hub and spoke" strategy for expansion into and around its targeted metropolitan areas. This strategy involves the acquisition of (i) a larger established, high quality local company, or hub, and (ii) additional smaller companies, or spokes, in secondary markets surrounding the hub. Where possible, the operations of the acquired spokes are integrated into operations of existing hubs, thereby eliminating a portion of the operating expenses of the acquired spokes. The Company believes that its decentralized management strategy, which includes the retention of local management, sales personnel and the names of the acquired companies, and other operating strategies described below, facilitate the identification of acquisition candidates and make the Company an attractive acquiror.

PRINCIPAL PRODUCTS AND SERVICES

    During fiscal 1996, the Company offered a broad array of office products and services to its corporate, commercial and industrial customers. In May 1996, the Company acquired School Specialty, Inc. ("School Specialty"), a leading supplier of school supplies and school furniture to the kindergarten through 12th grade educational market. Through its ongoing acquisition program (including the Pending Acquisitions), the Company will further expand its capabilities in the office supplies, office coffee services, office furniture, school supplies and school furniture markets, both domestically and internationally.

    The Company believes that these markets are interrelated because they are served through similar and sometimes overlapping distribution channels. For example, many of the companies in the markets in which the Company operates provide products and services in other markets through the same sales force and delivery personnel. The Company believes that many of the markets that the Company serves are fragmented and are currently undergoing consolidation. Moreover, the Company believes that by participating in this consolidation, it will be able to leverage its existing sales, warehousing, and distribution capabilities in various related markets because of the similarity of distribution systems and route structures and the commonality of customers.

    The following are the principal markets that the Company serves:

    DOMESTIC OFFICE SUPPLIES

    The Company sells office and related supplies in the domestic office contract stationer market. As of July 10, 1996, the Company served this market from 27 hubs and 30 spokes located in 27 states. The Pending Acquisitions include four hubs and 11 spokes, some of which are located in two additional states, that sell supplies in the office contract stationer market.

    The traditional office supplies market in the United States generates approximately $60 billion in annual sales. The companies servicing this market include: (i) discount superstore retailers; (ii) mail order marketers; (iii) traditional retail stores; and (iv) contract stationers. Independent estimates indicate that the aggregate size of the retail and mail order markets is approximately $30 billion in annual sales and that the size of the contract stationer market is also approximately $30 billion in annual sales. The Company believes that the office supplies market can be classified by customer type into three segments: the large corporate segment, the medium corporate segment and the small office segment.

    The LARGE CORPORATE SEGMENT is comprised of companies with 250 or more employees. These customers often negotiate contract pricing on many of the office products they routinely purchase and demand a high level of service, including free, next-day delivery, account relationship managers, credit terms, and customized billing and information services. This segment has historically been served by contract stationers.

    The MEDIUM CORPORATE SEGMENT is comprised of companies with more than 20, but fewer than 250, employees. This segment historically has been served primarily by contract stationers, and, to a much lesser extent, by mail order marketers and traditional retail dealers. Discount superstore chains and mail order marketers have attempted to gain market share in this segment by providing delivery services and allowing credit card purchases. However, the Company believes that discount superstores and mail order marketers have achieved only limited penetration because they do not provide the level of service required by customers in this segment.

    The SMALL OFFICE SEGMENT consists of home offices and small businesses with 20 or fewer employees. These customers historically have purchased office supplies from retail dealers at or near manufacturers' list prices. Discount superstores and mail order marketers have captured an increasing share of sales to this segment primarily by offering lower prices and providing a better product selection than retail dealers.

    The Company operates primarily in the medium and large corporate segments of the office supplies market. A small number of the Company's subsidiaries, and at least one of the Pending Acquisitions, also operate retail office supply outlets. Historically, the corporate office supplies segment has been characterized by numerous contract stationers, most of which operate in only one metropolitan area and have annual sales of less than $15 million. However, as the office products industry undergoes rapid consolidation, the Company believes that many smaller office supply companies will be unable to compete because, in part, of their inability to service national accounts and either will be acquired by larger companies or closed. The Company believes that it has five competitors with revenues in excess of $400 million supplying office products to the corporate segments, that none of these competitors has a market share in excess of 10% and that their combined market share is less than 30%. See "-- Competition."

    OFFICE COFFEE SERVICES

    The Company sells coffee, food, beverages, and related supplies for the breakroom through its office supplies businesses currently all under the name "The Coffee Butler." The Pending Acquisitions include 17 companies serving this market. These Pending Acquisitions will provide the Company with the right to distribute Starbucks-Registered Trademark- coffee to the corporate office market in certain geographic regions.

    Office coffee services ("OCS") businesses typically provide and install coffee brewing equipment in a customer's office at no charge but require customers to purchase, on an ongoing basis, a minimum volume of coffee and related items from the OCS business. OCS businesses generally also offer a wide assortment of both coffee and related products, including creamers, sugar, stirrers, beverages, coffees, teas, sodas, juices and bottled waters, as well as snack items and all other items that are likely to be found in an employee "breakroom" or lunch room, including plastic flatware, napkins, paper cups, straws and similar items. The Company believes that the OCS industry in the United States generates approximately $2.3 billion in annual sales. The Company believes that this industry is also highly fragmented, with most companies in the industry having sales of under $10 million.

    OFFICE FURNITURE

    The Company sells catalog, contract and remanufactured furniture to the office furniture market, both through its office supplies businesses and through two subsidiaries that principally serve the furniture market. The Pending Acquisitions include six companies that focus on the furniture market.

    The Company sells furniture to three different types of customers. The retail customer typically purchases furniture such as lower-priced chairs and file cabinets from the Company's office supplies catalogs. The mid-market customer typically purchases furniture of higher quality and functionality, and the large customer buys high-quality furniture of a more sophisticated design and tends to make project-oriented purchases. The Company also sells refurbished and remanufactured furniture specially designed for contract and mid-market customers. To a lesser extent, the Company rents furniture to various customers on a short-term basis.

    The Company believes that there are thousands of companies selling contract furniture to the corporate, commercial and industrial markets. The Company believes that the contract office furniture market in North America had sales of approximately $9.5 billion in 1995.

    SCHOOL SUPPLIES AND SCHOOL FURNITURE

    The Company sells school and office supplies and school furniture to the kindergarten through 12th grade educational market primarily through its School Specialty subsidiary, which recently has acquired two companies serving this market. The Pending Acquisitions include three companies serving this market.

    The Company's school supplies and school furniture business focuses on the approximately 106,000 private and public schools that serve approximately 49.8 million kindergarten through 12th grade students in the United States. Categories of sales in the educational market include classroom, art, office and instructional materials (excluding textbooks), and desks, chairs, tables and other furniture for classroom, cafeteria, library, locker and laboratory use.

    The Company believes that this highly fragmented industry of over 1,000 independent dealers generated sales totaling over $3.0 billion in 1995.

    INTERNATIONAL OFFICE PRODUCTS

    The Company sells office products and services internationally through Blue Star Group Limited ("Blue Star") and its subsidiaries in New Zealand. The Pending Acquisitions include five additional companies in New Zealand and Australia. The Company's international operations currently include, in addition to the core office products business, the sale and leasing of telecommunications and office automation equipment and products, as well as the provision of related maintenance and system design and implementation services.

    The Company believes that the international office supplies industry is highly fragmented, and that, like the office supplies industry in the United States, it represents a consolidation opportunity for the Company. According to independent research estimates, annual sales in the contract stationer market in developed countries excluding the United States exceed $70 billion. The Company intends to focus significant attention and resources on international expansion and expects foreign sales to represent an increasing proportion of the Company's total sales. The Company's initial acquisition efforts outside of the United States are expected to focus on companies in English-speaking countries.

ACQUISITION STRATEGY

    The Company has an aggressive acquisition program utilizing a "hub and spoke" strategy for expansion into and around its targeted metropolitan areas. This strategy involves the acquisition of (i) a larger established, high quality local company, or hub, in each metropolitan area and (ii) additional smaller companies, or spokes, in secondary markets surrounding the hub.

    In most instances, the Company expects to retain the management, sales personnel and name of the acquired hub while seeking to improve the Company's profitability by implementing its operating strategies, rather than bringing in outside management and converting the local operation to a standardized national business model. The Company believes that its decentralized management strategy and other operating strategies make it an attractive acquiror of additional hubs, particularly for those companies whose owners desire to remain involved in the day-to-day operations of their companies. The Company also intends to continue to acquire additional smaller companies, or spokes, in secondary markets surrounding its hubs. Where possible, the operations of the acquired spokes are integrated into the operations of existing hubs, thereby eliminating a portion of the operating expenses of the acquired spokes. The Company believes that its decentralized management strategy and local presence facilitate the identification of spoke acquisition candidates.

    As consideration for future acquisitions, the Company intends to continue to use various combinations of shares of the Company's common stock (the "Common Stock") and cash.

    The Company is actively negotiating to acquire additional office and educational products businesses, both in the United States and internationally, consistent with its strategy of pursuing an aggressive acquisition program. While the Company expects to complete acquisitions in addition to the Pending Acquisitions, there can be no assurances in this regard.

OPERATING STRATEGY

    The Company believes that its decentralized management strategy, coupled with operating efficiencies, enables it to compete effectively in its target markets. The Company has implemented programs designed to achieve operating efficiencies by: (i) increasing sales opportunities by broadening the complement of products and services it offers; (ii) generating cost savings through volume purchasing of office products; (iii) combining certain general and administrative functions at the corporate level and eliminating redundant facilities; (iv) installing improved operating and technology systems; and (v) producing a Company-wide proprietary office supplies catalog in order to increase the percentage of office supplies purchased directly from manufacturers.

    DECENTRALIZED MANAGEMENT. The Company operates with a decentralized management strategy, rather than a standardized national model. The Company believes that many customers purchase products based on an established long-term business relationship with one primary supplier. The Company typically empowers its experienced local management to foster these long-term relationships and provide superior customer service. The local management also typically is empowered to make decisions relating to the day-to-day operations of a particular location and is primarily responsible for the profitability and growth of its local business. Local management also participates actively in the identification of acquisition candidates and the process of integrating newly acquired companies into U.S. Office Products. The Company believes that this decentralized management philosophy results in better customer service by allowing local management the flexibility to implement policies and make decisions based on the needs and desires of local customers. The Company encourages its local managers to work collaboratively within geographic regions and to share successful operating strategies.

    BROADENING OFFERED PRODUCTS AND SERVICES. The Company intends to continue to broaden the complement of products and services it offers at its locations to increase its sales to existing customers. The Company believes that many of its subsidiaries can maximize their sales, warehousing and distribution capabilities by offering a broader array of products or services to their customers. For example, many of the Company's subsidiaries offer to the same customers office supplies, contract furniture, and coffee, beverage and snack products and services. When completed, the Pending Acquisitions will expand the array of products and services offered through the Company's operations and the Company expects to continue this strategy. Outside of the United States, the Company currently also expects to enter into businesses that offer a broad array of products and services to corporate, commercial, industrial and educational customers. Some of the Company's current and future subsidiaries (including, for example, the Company's school supply subsidiaries), however, are likely to continue to focus on providing a distinct group of products or services to their customers. Such businesses may operate through sales forces and distribution systems that are separate from the ones used by the Company's core office products businesses.

    VOLUME PURCHASING. Office product manufacturers historically have offered more favorable prices and rebates to high volume purchasers. As it has grown, the Company has negotiated certain additional discounts and rebates with its suppliers and vendors and believes that it will be able to increase the discounts and rebates in the future.

    COMBINING FUNCTIONS AND FACILITIES. The Company believes that it will be able to achieve operating efficiencies available to a large company by eliminating redundant facilities and by combining certain general and administrative functions at the corporate level to reduce overhead. For example, the Company has begun to combine at the corporate level: (i) purchasing programs for office products; (ii) development, implementation and purchasing of computer systems; (iii) purchasing or leasing of delivery vehicles; and (iv) accounting, insurance, financial management, marketing and legal support. In addition, the Company believes that the expansion of operations and the integration of existing operations and facilities with those acquired in the future will offer significant opportunities to achieve operating efficiencies. The Company has begun to consolidate its warehousing and distribution functions and, to the extent that the expense can be justified, it intends to continue to consolidate such functions.

    OPERATING AND TECHNOLOGY SYSTEMS. Certain subsidiaries have developed operating and technology systems designed to improve and enhance their operations, including computerized inventory management and order processing systems and warehouse management and distribution systems. Through a custom bar-coding system, two of the Company's larger subsidiaries process orders and track inventory and order fulfillment on a real-time basis, forecast demand by specific inventory item or stock keeping unit ("SKU") and generate customized usage and billing reports for their customers. The Company believes that this bar-coding system has significantly increased the speed and accuracy of order processing and fulfillment at these subsidiaries, while reducing their inventory investment by increasing inventory turns. To the extent that the expense can be justified, the Company intends to implement this system at other subsidiaries.

    PRODUCTION OF A PROPRIETARY CATALOG. Most office products companies provide customers with catalogs produced by wholesalers, bearing the name of the office products company, and listing between 15,000 and 24,000 SKUs. Prior to their acquisition by the Company, certain subsidiaries published proprietary catalogs that included the best selling items that they regularly maintained in stock. These proprietary catalogs have assisted the subsidiaries in reducing their reliance on wholesalers and enabling them to purchase more items directly from manufacturers at lower cost. The Company publishes and distributes on a Company-wide basis a proprietary catalog of its office products including approximately 4,000 SKUs which is being used in conjunction with wholesaler produced catalogs. Consistent with the Company's decentralized operating approach, the Company-wide catalog is customized for each subsidiary so that the cover bears the name of the subsidiary and the initial pages provide information specifically about that subsidiary.

OPERATIONS

    The discussion that follows focuses on the development of the Company's operations in its core domestic contract stationer businesses. Through the end of fiscal 1996, these businesses accounted for the vast majority of the Company's operations. Many of the operating plans and strategies discussed below have been applied to the Company's growing OCS businesses, which were integrated with its contract stationer operations during fiscal 1996. The Company expects that many of the OCS businesses acquired in the future will be integrated with the contract stationer operations; however, the Company may operate some OCS businesses on a stand-alone basis, at least for a period of time. The Company also expects that some office furniture businesses will be operated on a stand-alone basis, while others will be integrated with contract stationer businesses. The Company is operating the majority of its school supplies and school furniture business separately from its contract stationer businesses. The Company generally intends to apply to other product and service markets its hub and spoke approach to acquisitions and intends to emphasize its decentralized management strategy and obtain efficiencies through the implementation of programs and systems that are similar, or in some cases identical, to those being used in the Company's domestic contract stationer businesses. There can be no assurance that these strategies will prove successful in other product and service markets.

    During fiscal 1996, the Company sold a wide variety of office supplies, office furniture and other office products directly to corporate, commercial and industrial customers through a catalog-based system. In addition, the Company sold coffee, food, beverages and related supplies for the breakroom to these customers.

    The Company generally provides next-day delivery of ordered items and, on request, same-day delivery. This "just in time" service enables certain customers to reduce overhead cost by reducing inventory and the associated personnel and space requirements. The Company believes that many of its customers purchase office products based on an established long-term business relationship with one primary supplier. Accordingly, the Company's operations, and the improvements and enhancements that the Company intends to implement, are primarily focused on achieving superior customer satisfaction, as well as operating efficiencies.

    The Company obtains office products from many sources, including manufacturers and wholesalers, and maintains warehouses from which ordered items are delivered to customers. With respect to office supplies, approximately one-third of ordered items are not kept in inventory but are obtained by the Company from wholesalers with which the Company has relationships. The Company does not believe that its ability to deliver goods to its customers is dependent on any particular wholesaler.

    MERCHANDISING AND PRODUCTS

    The Company sells a full complement of brand name office products, including paper products, desktop accessories, writing instruments, business machines, office furniture and breakroom supplies. The Company provides its customers with one or more catalogs containing full color photographs and descriptions of offered items.

    The Company publishes and distributes to its customers a uniform Company-wide proprietary catalog of office products including approximately 4,000 best-selling SKUs that it regularly maintains in inventory. See "-- Operating Strategy -- Production of a Proprietary Catalog." Items will be included or deleted from this proprietary catalog annually, based on an analysis of the highest selling items. In addition, the Company's subsidiaries provide customers with additional catalogs that are produced by wholesalers, bear the name of the Company's local operation, and list between 15,000 and 24,000 SKUs. Customers are able to select items from either the Company's proprietary catalog or a wholesaler catalog and receive next-day delivery of ordered items. Because the Company purchases most of the items listed in the proprietary catalog directly from the manufacturer at lower costs than from the wholesaler, the Company is able to offer lower prices to its customers for items in the proprietary catalog. The Company believes that the proprietary catalog has begun to improve inventory management, reduce costs by centralizing catalog production for its subsidiaries, focus its customers on the Company's in-stock items, and provide an alternative to wholesaler produced catalogs.

    ORDER PROCESSING

    Orders are received by the Company's sales personnel primarily by telephone or facsimile. In addition, the Company uses an electronic data interchange ("EDI") system between the Company and certain of its customers. Using this system, customers are able to place orders directly into the Company's computer systems, manage their own inventory and generate customized usage reports and invoices.

    Orders to be filled are routed to either the Company's warehouse or, if the ordered item is not stocked by the Company at its local warehouse, to a wholesaler. At certain facilities, the Company's order processing system, which is electronically linked to local wholesalers, determines on a real-time basis if an ordered item is to be filled from the Company's warehouse or from a wholesaler. When a customer order needs to be filled from a wholesaler, the system automatically generates a corresponding order for the wholesaler. The Company has begun to implement similar systems at additional facilities.

    ORDER FULFILLMENT AND DISTRIBUTION

    After receiving a customer order, the Company fills the order (excluding items to be supplied by wholesalers) by "picking" the goods from the Company's warehouse. At certain facilities, the Company's computer systems automatically generate "picking" orders arranged according to the location of ordered items within the Company's warehouse, improving the efficiency of warehouse personnel in filling orders. The Company also has installed conveyer systems at these facilities to move orders through the Company's warehouses more efficiently. When orders have been picked, they are combined with the wholesaler portion of the order, if required. Finally, delivery-ready orders are staged and loaded onto trucks on a first-in, last-out basis, based on delivery routes. At these facilities, staging and loading of trucks and delivery routes are computer generated to improve delivery and distribution efficiency. The warehouses of two of the Company's larger subsidiaries have had improved fulfillment rates using these technology systems. Therefore, the Company intends to implement these systems as it consolidates additional warehouses.

    The Company delivers ordered items using Company-owned trucks, leased trucks and unaffiliated delivery companies.

    INVENTORY MANAGEMENT

    The Company has made a substantial investment in developing an extensive custom bar-coding system at two subsidiaries and believes that it is among the first office products companies to implement such an extensive bar-coding system. This technology enables the Company to track inventory through prompt recording of both received inventory and outgoing orders, permitting the Company to restock on a daily basis and further reducing the Company's reliance on wholesalers. In addition, this system enables the Company to forecast product demand by SKU, enabling it to select the highest selling items for its proprietary catalog. The Company believes that this bar-coding system has been a significant factor in reducing its inventory investment over a multi-year period by increasing annualized inventory turns at these two subsidiaries from approximately eight, prior to implementation of this system, to approximately 14 after implementation. The subsidiaries that do not use the Company's bar-coding system track inventory by manually entering into their computer systems inventory received and shipped. The Company intends to implement this bar-coding system as it consolidates warehouses.

    SALES AND MARKETING

    The Company believes that its ability to maintain and grow its customer and revenue base will depend, in part, on its ability to maintain a high level of customer satisfaction, as well as competitive prices. The Company believes that its customers typically purchase office products based on an established long-term business relationship with one primary supplier. The Company establishes and maintains its relationships with customers by assigning a sales representative to most customers. Sales representatives, who are compensated almost exclusively on a commission and/or incentive basis, have frequent contact with their customers and share responsibility for increasing account penetration and providing customer service. Sales representatives also are responsible for marketing efforts directed to prospective customers and for responding to all bid and/or contract requests for their existing and prospective customers. The Company emphasizes a team approach, and generally integrates management, sales, customer service, purchasing and other personnel into the relationship with each customer. The Company believes that its decentralized management strategy offers it a competitive advantage because, by not adhering to a standardized national model, it has greater flexibility to respond to the needs of each local customer while achieving the buying power and operating efficiencies of a large company.

    The Company focuses its marketing efforts on the medium and large corporate segments of the office products industry. The Company believes that a significant opportunity exists in the medium corporate segment and that the larger office products companies with which the Company competes have focused more on the large corporate segment. The Company sells primarily through direct contact with customers and potential customers and does not conduct significant mass market advertising.

    The Company continues to leverage its expertise in operations that are not typical of traditional contract stationers, such as office coffee service operations, by training its sales personnel in these different areas and emphasizing a full service approach to its sales. The Company believes that, by integrating its office products operations with these other related operations, it can leverage its sales, warehousing and distribution capabilities, while offering its corporate, commercial and industrial customers a single source vendor for more of their office requirements.

NON-COMPETITION AGREEMENTS

    When acquiring businesses, the Company has required the controlling stockholders of the selling companies to agree not to compete with the Company or solicit its customers or employees for up to four years from the date on which the Company acquired their companies. Selling stockholders who enter into employment agreements with the Company enter into similar restrictive covenants that continue for the period of employment plus up to two years after termination.

COMPETITION

    The Company operates in a highly competitive environment. The Company's competitors in the markets that it serves are generally smaller, independent companies, many of which are well-established in their markets. In addition, in the contract stationer market, the Company competes with five large office products companies, each of which is believed to have annual sales in excess of $400 million: Boise Cascade Office Products Corporation; Corporate Express, Inc.; Office Depot, Inc.; BT Office Products International, Inc.; and Staples, Inc. Two of these five competitors are divisions of discount superstore chains and two others are owned in substantial portion by large manufacturers of office products.

    In the contract stationer market, as well as the other markets that it serves or proposes to serve, the Company believes that customers not only are concerned with the overall reduction of their office products costs but also place an emphasis on dependability, superior levels of service and flexible delivery capabilities. The Company believes that it competes favorably with the five large companies in the contract stationer market on the basis of service and price. However, some of these companies have greater financial resources than the Company.

    The Company faces significant competition to acquire additional businesses as the office products industry undergoes continuing consolidation. Significant competition exists, or is expected to develop, in the other markets that the Company serves or is planning to enter, as consolidation occurs (or accelerates) in those markets. A number of the Company's major competitors are actively pursuing acquisitions outside of the United States. These companies, or other large companies, may compete with the Company for acquisitions in markets other than the market for office products. Such competition could lead to higher prices being paid for acquired companies. The Company believes that its decentralized management strategy and other operating strategies make it an attractive acquiror of other companies. However, no assurance can be given that the Company's acquisition program will be successful in the future.

EMPLOYEES

    As of April 30, 1996, the Company had approximately 5,700 full-time employees, a small number of which are members of labor unions. The Company considers its relations with its employees to be satisfactory.

FACTORS AFFECTING THE COMPANY'S BUSINESS

    The future operating results of the Company may be affected by a number of factors, including the matters discussed below.

    The Company has an aggressive acquisition strategy that has involved, and is expected to continue to involve, the acquisition of a significant number of additional companies in related lines of businesses. There can be no assurance, however, that acquisitions will occur at the same pace or be available to the Company on favorable terms, if at all. For example, if the price of a share of Common Stock declines, the owners of potential acquisition targets may not be willing to receive shares of Common Stock in exchange for their businesses, thereby adversely affecting the pace of the Company's acquisition program. Such an effect on the pace of the Company's acquisition program could further reduce the price of a share of Common Stock, to the further detriment of the Company's acquisition strategy. In addition, the consolidation of the contract stationer industry has reduced the number of larger companies available for sale, which could lead to higher prices being paid to acquire such companies. The failure to acquire additional businesses and to acquire such businesses on favorable terms in accordance with the Company's growth strategy could have a material adverse impact on future sales and profitability. See "Acquisition Strategy."

    The Company's acquisition strategy has resulted in a significant increase in sales, employees, facilities and distribution systems. While the Company's decentralized management strategy, together with operating efficiencies resulting from the elimination of duplicative functions and economies of scale, may present opportunities to reduce costs, such strategies may initially necessitate costs and expenditures to expand operational and financial systems and corporate management and administration. These various costs and possible cost-savings strategies may make historical operating results not indicative of future performance. In addition, there can be no assurance that the pace of the Company's acquisitions will not adversely affect the Company's efforts to implement its cost-savings strategies and to manage its acquisitions profitably.

    The Company operates in a highly competitive environment. Some of the Company's current and potential competitors are larger than the Company and have greater financial resources. No assurances can be given that competition will not have an adverse effect on the Company's business. See "-- Competition."

    The Company also expects to focus significant attention and resources on future international expansion. In addition to the factors described above that may impact the Company's domestic operations, the Company's operations in foreign markets are subject to a number of inherent risks, including currency exchange rates, new and different legal and regulatory requirements, difficulties in staffing and managing foreign operations, risks specific to different business lines that the Company may enter, and other factors.

EXECUTIVE OFFICERS OF THE COMPANY

    The Executive Officers of the Company are as follows:

         NAME               AGE                                       POSITION
- ----------------------      ---      --------------------------------------------------------------------------
Jonathan J. Ledecky             38   Chief Executive Officer and Chairman of the Board
Timothy J. Flynn                41   President and Chief Operating Officer; Director
Donald H. Platt                 49   Senior Vice President and Chief Financial Officer
Mark D. Director                38   Executive Vice President, General Counsel and Assistant Secretary
Martin S. Pinson                50   Executive Vice President and Secretary
Thomas J. Reaser                47   Executive Vice President; President -- General Office Products, Inc.
                                      ("GOP"); Director

    JONATHAN J. LEDECKY founded U.S. Office Products Company in October 1994 and has served since that time as its Chairman and Chief Executive Officer. Prior to founding the Company, Mr. Ledecky was the President of The Legacy Fund, Inc. from 1989 to 1994, and, from 1991 to September 1994, he was President and Chief Executive Officer of Legacy Dealer Capital Fund, Inc., a wholly owned subsidiary of Steelcase Inc. ("Steelcase"), the nation's largest manufacturer of office furniture products. Mr. Ledecky served on the Board of Directors of GOP, a wholly owned subsidiary of the Company, from July 1993 through September 1994, and from November 1994 to the present. Mr. Ledecky also serves as a director of each of the Company's other wholly owned subsidiaries. Mr. Ledecky is a graduate of Harvard College and Harvard Business School.

    TIMOTHY J. FLYNN has served as a Director and the President and Chief Operating Officer of the Company since February 1995. From 1986 through its acquisition by the Company in February 1995, he served in a variety of positions at Andrews Office Supply and Equipment Company ("Andrews"), including President, Executive Vice President and Chief Operating Officer. Mr. Flynn is a former member of the board of directors of the National Purchasing Association, an association of office products companies, and the former Vice Chairman of the Commercial Dealer Division of the Business Products International Association (formerly known as the National Office Products Association ("NOPA")). Mr. Flynn received both an undergraduate degree and a Masters in Administration from the University of Maryland.

    DONALD H. PLATT has served as the Senior Vice President and Chief Financial Officer of the Company since August 1995. From May 1995 until August 1995, Mr. Platt served as the Company's Senior Vice President -- Corporate Development. From 1990 through 1993, Mr. Platt served as Dealer Business Consultant and from 1994 through April 1995 as Vice President of Dealer Financing for Steelcase
Financial Services, Inc., a finance subsidiary of Steelcase. Mr. Platt was responsible for 22 acquisitions and divestitures of independent Steelcase dealerships in the U.S. and Canada from January 1994 through April 1995. Mr. Platt has served as a director of 10 different office furniture dealerships, several of which were also prominent office products dealers. Mr. Platt is a graduate of Stanford University and the Stanford Graduate School of Business.

    MARK D. DIRECTOR has served as Executive Vice President, General Counsel and Assistant Secretary of the Company since February 1996. From 1990 through February 1995, Mr. Director was a principal of the law firm of Fields & Director, P.C., located in Washington, D.C., which he founded after his association with the law firm of Debevoise & Plimpton. From February 1995 to September 1995, he served as Vice President, General Counsel and Assistant Secretary of Radio Movil Digital Americas, Inc. ("RMD"), a company that owns and operates specialized mobile radio networks throughout South America. In September 1995, Mr. Director was promoted to Executive Vice President of RMD. He received his undergraduate degree from Harvard College and his law degree from Harvard Law School.

    MARTIN S. PINSON has served as Executive Vice President and Secretary of the Company since the Company's organization. He previously served as the Company's Chief Financial Officer from its inception to August 1995. Mr. Pinson had previously served from 1991 to 1994 as the President and Chief Executive Officer of Pinson and Associates, a Washington, D.C. firm providing consulting and corporate finance services to private and publicly held corporations. Prior to forming Pinson and Associates, Mr. Pinson was Senior Vice President at

Greater Washington Investors, Inc., a publicly traded venture capital investment company located in Washington, D.C. Mr. Pinson has served on the board of directors of more than 15 private and publicly held companies. He received his undergraduate degree from Union College and his law degree from Georgetown University.

    THOMAS J. REASER is a Director and Executive Vice President of the Company and the President of GOP. Mr. Reaser has served since July 1993 as the President of GOP. For more than five years prior to his becoming the President of GOP, Mr. Reaser held a variety of positions at GOP, including Vice President, Sales and Marketing. Mr. Reaser is a past governor of NOPA and currently serves as the President and a director of American Office Products Distributors, a national trade organization of office products companies.

ITEM 2.  PROPERTIES

    As of April 30, 1996, the Company operated 215 facilities in various states and in New Zealand, including one facility located in Washington, D.C. for its corporate headquarters. Of these facilities, 196 are leased and 19 are owned. The facilities are used for retail, warehouse and office purposes, or a combination of these functions. The aggregate square footage for all of the facilities is approximately 3,073,000 square feet, consisting of 458,000 square feet for retail use, 1,991,000 square feet for warehouse use, and 624,000 square feet for office use. At this time, the Company believes its facilities are suitable for its purposes, having adequate productive capacity for the Company's present and anticipated needs.

    The Company's six largest facilities as of April 30, 1996 are as follows:

                                                                      APPROXIMATE
                                                                      TOTAL SQUARE
LOCATION OF FACILITY                                                    FOOTAGE
- ------------------------------------------------------------------  ----------------
Christchurch, New Zealand.........................................        250,000
Atlanta, Georgia..................................................        178,000
Landover, Maryland................................................        160,000
Jackson, Mississippi..............................................        118,000
New Brighton, Minnesota...........................................        105,000
Memphis, Tennessee................................................         99,000

    The following table sets forth the locations of all the Company's facilities as of April 30, 1996:

                                                                             NUMBER OF
LOCATION                                                                    FACILITIES
- ------------------------------------------------------------------------  ---------------
DOMESTIC
  Alabama...............................................................             8
  Arkansas..............................................................             1
  California............................................................             3
  District of Columbia..................................................             1
  Florida...............................................................            10
  Georgia...............................................................             6
  Illinois..............................................................            17
  Indiana...............................................................             6
  Iowa..................................................................             2
  Kentucky..............................................................             3
  Louisiana.............................................................             7
  Maryland..............................................................             5
  Michigan..............................................................             5
  Minnesota.............................................................             9
  Mississippi...........................................................            12
  Missouri..............................................................             1
  Nebraska..............................................................             1
  North Carolina........................................................             2
  Ohio..................................................................             9
  Oregon................................................................             4

                                                                             NUMBER OF
LOCATION                                                                    FACILITIES
- ------------------------------------------------------------------------  ---------------
  Pennsylvania..........................................................             9
  South Carolina........................................................             5
  Tennessee.............................................................             9
  Texas.................................................................             1
  Virginia..............................................................             7
INTERNATIONAL
  New Zealand...........................................................            39

ITEM 3.  LEGAL PROCEEDINGS

    The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to the Company's stockholders for consideration during the quarter ended April 30, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) PRICE RANGE OF COMMON STOCK. The Company's Common Stock has traded on the Nasdaq National Market since February 15, 1995. On July 10, 1996, the last sale price of the Common Stock was $37.50 per share. The following table sets forth the range of high and low sale prices for the Common Stock, as reported on the Nasdaq National Market, for the period from February 15, 1995, the date of the Company's initial public offering, through July 10, 1996.

                                                                           HIGH         LOW
                                                                         ---------  -----------
FISCAL YEAR 1995
  Fourth fiscal quarter................................................  $  15.50   $   10.00(1)
FISCAL YEAR 1996
  First fiscal quarter.................................................  $  15.875  $   10.50
  Second fiscal quarter................................................  $  18.125  $   13.50
  Third fiscal quarter.................................................  $  26.375  $   16.25
  Fourth fiscal quarter................................................  $  40.00   $   22.00
FISCAL YEAR 1997
  First fiscal quarter through July 10, 1996...........................  $  45.50   $   33.25

- ------------------------
(1) Represents the initial public offering price.

    (b) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS. The number of record holders of the Company's Common Stock as of July 10, 1996 was 307. The Company believes that a substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

    (c) DIVIDENDS. The Company does not anticipate paying any cash dividends on its shares of Common Stock in the foreseeable future because it intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant. In June 1996, the Company entered into a commitment letter with a bank, subject to the satisfaction of a number of conditions, including the execution of a definitive credit agreement and related documentation, to provide the $250 million revolving credit facility (the "Credit Facility"). The Company anticipates that the Credit Facility will limit its ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    The Selected Financial Data for the fiscal years ended April 30, 1996, 1995, and 1994 have been derived from the Company's consolidated financial statements that have been audited by Price Waterhouse LLP that appear elsewhere in this Report. The Selected Financial Data for the fiscal year ended April 30, 1993 has been derived from audited combined financial statements not included elsewhere in this Report. The Selected Financial Data for the fiscal year ended April 30, 1992 has been derived from unaudited combined financial statements not included elsewhere in this Report. These unaudited combined financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for the periods presented.

                                                                    FISCAL YEAR ENDED APRIL 30,
                                                    ------------------------------------------------------------
                                                        1996         1995        1994        1993        1992
                                                    ------------  ----------  ----------  ----------  ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA (1):
Revenues..........................................  $  701,949    $  355,821  $  267,774  $  234,351  $  205,862
Cost of revenues..................................     523,409       265,690     192,062     168,913     147,746
                                                    ------------  ----------  ----------  ----------  ----------
  Gross profit....................................     178,540        90,131      75,712      65,438      58,116

Selling, general and administrative expenses......     152,796        80,129      68,926      61,546      54,289
Nonrecurring acquisition costs....................       8,057
Discontinuation of printing division at
 subsidiary.......................................         682
                                                    ------------  ----------  ----------  ----------  ----------
  Operating income................................      17,005        10,002       6,786       3,892       3,827

Interest expense..................................       6,476         2,310       1,609       1,571       1,866
Interest income...................................      (3,097)         (376)       (172)        (13)        (23)
Minority interest in subsidiary...................         671                                   (25)        (30)
Other (income) expense............................        (599)          162        (648)       (876)     (1,903)
                                                    ------------  ----------  ----------  ----------  ----------
Income before taxes...............................      13,554         7,906       5,997       3,235       3,917
Provision for income taxes........................       4,814         1,761       1,195         913         661
                                                    ------------  ----------  ----------  ----------  ----------
Net income........................................  $    8,740(2) $    6,145  $    4,802  $    2,322  $    3,256
                                                    ------------  ----------  ----------  ----------  ----------
                                                    ------------  ----------  ----------  ----------  ----------
Net income per share..............................  $     0.37(2)
                                                    ------------
                                                    ------------
Weighted average shares outstanding...............      23,385

                                                                      APRIL 30,
                                                -----------------------------------------------------
                                                  1996       1995       1994       1993       1992
                                                ---------  ---------  ---------  ---------  ---------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA (1):
Working capital...............................  $ 229,859  $  34,018  $  19,741  $  17,600  $  17,549
Total assets..................................    651,527    139,310     73,012     70,610     66,130
Long-term debt, less current portion..........    157,303      8,632      8,861      5,791     12,389
Stockholders' equity..........................    305,409     59,306     22,575     21,352     20,698

- ------------------------
(1) As a result of the substantial continuing interests in the Company of the former stockholders of the four companies acquired by the Company for a combination of Common Stock and cash concurrent with the closing of its initial public offering (the "IPO") (the "Combined Companies"), the historical financial information of the Combined Companies and the historical financial information of the businesses that were acquired after the closing of the IPO in business combinations accounted for under the pooling-of-interests method (the "Pooled Companies") have been combined on a historical cost basis in accordance with generally accepted accounting principles ("GAAP") to present this financial data as if the Combined

    Companies and the Pooled Companies had always been members of the same operating group. The financial information of the businesses acquired in business combinations accounted for under the purchase method (the "Purchased Companies") is included from the dates of their respective acquisitions.

(2) Net income and net income per share includes nonrecurring acquisition costs incurred in conjunction with the business combinations with the Pooled Companies and costs associated with the discontinuation of the printing division at a subsidiary. GAAP requires the Company to expense all acquisition expenses related to the business combinations accounted for under the pooling-of-interests method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The Company's revenues have been derived primarily from the sale of a wide variety of office supplies, office furniture and other office products to corporate, commercial and industrial customers. The cost of revenues represents the purchase price of office supplies, office furniture and other office products. Cost of revenues includes occupancy and delivery expenses and is reduced by rebates and discounts on inventory purchases.

    For factors that may impact the Company's future results of operations, see "Business -- Factors Affecting the Company's Business."

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the three fiscal years ended April 30, 1996.

                                                                                           FISCAL YEAR ENDED APRIL 30,
                                                                                         -------------------------------
                                                                                           1996       1995       1994
                                                                                         ---------  ---------  ---------
Revenues...............................................................................      100.0%     100.0%     100.0%
Cost of revenues.......................................................................       74.6       74.7       71.7
                                                                                         ---------  ---------  ---------
  Gross margin.........................................................................       25.4       25.3       28.3

Selling, general and administrative expenses...........................................       21.8       22.5       25.7
Nonrecurring acquisition costs.........................................................        1.1
Discontinuation of printing division at subsidiary.....................................         .1
                                                                                         ---------  ---------  ---------
  Operating income.....................................................................        2.4        2.8        2.6

Other (income) expense:
  Interest expense.....................................................................         .9         .6         .6
  Interest income......................................................................        (.4)       (.1)       (.1)
  Minority interest in net income of subsidiary........................................         .1
  Other................................................................................        (.1)        .1        (.2)
                                                                                         ---------  ---------  ---------
Income before provision for income taxes...............................................        1.9        2.2        2.3
Provision for income taxes.............................................................         .7         .5         .5
                                                                                         ---------  ---------  ---------
Net income.............................................................................        1.2%       1.7%       1.8%
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

    YEAR ENDED APRIL 30, 1996 COMPARED TO THE YEAR ENDED APRIL 30, 1995

    Revenues increased by 97.3%, from $355.8 million in fiscal 1995 to $701.9 million in fiscal 1996. This increase was due primarily to the 26 acquisitions completed during fiscal 1996 and accounted for under the purchase method of accounting, and the five acquisitions completed during fiscal 1995 that were accounted for under the purchase method of accounting and were included for the entire 1996 fiscal year (collectively, the "Purchased Companies").

    Gross profit increased by 98.1%, from $90.1 million in fiscal 1995 to $178.5 million in fiscal 1996. Gross profit as a percentage of revenues increased from 25.3% in fiscal 1995 to 25.4% in fiscal 1996.

    Selling, general and administrative expenses increased by 90.7%, from $80.1 million in fiscal 1995 to $152.8 million in fiscal 1996. Selling, general and administrative expenses as a percentage of revenues decreased from 22.5% in ficsal 1995 to 21.8% in fiscal 1996. The increase in selling, general and administrative expenses is due primarily to the inclusion of the Purchased Companies. The decrease in selling, general and administrative expenses as a percentage of revenues is due primarily to the inclusion of the Purchased Companies, which had lower selling, general and administrative expenses as a percentage of revenues.

    During fiscal 1996, the Company incurred $8.7 million in one-time charges, which represented 1.2% of revenues. These charges consisted of $8.1 million in nonrecurring acquisition costs incurred in conjunction with the 14 business combinations completed during fiscal 1996 that were accounted for under the pooling-of-interests method of accounting (the "Pooled Companies") and $682,000 associated with the discontinuation of the printing division at a subsidiary, which consisted primarily of the write-down of printing division assets to their estimated market value. Generally accepted accounting principles require the Company to expense all acquisition expenses related to the combinations accounted for under the pooling-of-interests method of accounting.

    Interest expense increased by 180.3%, from $2.3 million in fiscal 1995 to $6.5 million in fiscal 1996. The increase was due primarily to the increase in the Company's borrowings. The increase in interest expense was partially offset by an increase in interest income of $2.7 million for fiscal 1996 compared to fiscal 1995. The increase in interest income was primarily the result of the investment by the Company of a portion of the proceeds from the sales of 5,543,045 shares of Common Stock at $23.25 per share, including the underwriters' over-allotment option of 610,000 shares, and the issuance of $143,750,000 principal amount of 5 1/2% Convertible Subordinated Notes due 2001 (the "February Notes"), including the underwriters' over-allotment option of $18,750,000 (the "February Offerings"), at a time when it did not need to borrow under its line of credit.

    Minority interest in net income of subsidiary represents the 49% minority interest in the net income of the Company's 51% owned subsidiary, Blue Star, from February 1996, the date of acquisition by the Company. The Company owned 51% of Blue Star until June 1996, when it acquired the remaining 49%.

    Other income increased by $761,000 from other expenses of $162,000 in fiscal 1995 to other income of $599,000 in fiscal 1996.

    Provision for income taxes increased by 173.4%, from $1.8 million in fiscal 1995 to $4.8 million in fiscal 1996, reflecting an effective income tax rate of 22.3% in fiscal 1995 and 35.5% in fiscal 1996. The increase in income taxes was primarily due to increased pre-tax income resulting from the inclusion of the Purchased Companies. The increase in the effective income tax rate is due primarily to the fact that the pre-tax income of the Pooled Companies that had elected to be treated as subchapter S corporations prior to their acquisition by the Company constituted a higher proportion of the total pre-tax income during fiscal 1995 and to the addition of non-deductible expenses, primarily non-deductible goodwill relating to the Purchased Companies.

    YEAR ENDED APRIL 30, 1995 COMPARED TO THE YEAR ENDED APRIL 30, 1994

    Revenues increased by 32.9%, from $267.8 million in fiscal 1994 to $355.8 million in fiscal 1995. This increase was due primarily to the inclusion of the five Purchased Companies acquired during fiscal 1995 (the "1995 Purchased Companies").

    Gross profit increased by 19.0%, from $75.7 million in fiscal 1994 to $90.1 million in fiscal 1995. Gross profit as a percentage of revenues decreased from 28.3% in fiscal 1994 to 25.3% in fiscal 1995. The decrease as a percentage of revenues was primarily due to the inclusion of the 1995 Purchased Companies, which had a higher proportion of sales of traditionally lower margin product lines, such as business machines and office furniture.

    Selling, general and administrative expenses increased by 16.3%, from $68.9 million in fiscal 1994 to $80.1 million in fiscal 1995. Selling, general and administrative expenses as a percentage of revenues decreased from 25.7% in fiscal 1994 to 22.5% in fiscal 1995. This decrease was primarily due to the inclusion of the 1995 Purchased Companies, which had lower selling, general and administrative expenses as a percentage of revenues.

    Interest expense increased by 43.6%, from $1.6 million in fiscal 1994 to $2.3 million in fiscal 1995. The increase in interest expense was primarily due to incremental interest expense incurred by the 1995 Purchased Companies and to higher interest rates. The interest expense was partially offset by an increase in interest income of $204,000.

    Other expense increased from other income of $648,000 in fiscal 1994 to other expense of $162,000 in fiscal 1995. The primary component of this change was a decrease in the amortization of deferred revenue associated with a covenant not to compete of one company, which was amortized using an accelerated method.

    The provision for income taxes increased by 47.4%, from $1.2 million in fiscal 1994 to $1.8 million in fiscal 1995, reflecting an effective income tax rate of 19.9% in fiscal 1994 and 22.3% in fiscal 1995. This increase in income taxes is due primarily to increased pre-tax income. The low effective income tax rates for fiscal 1994 and fiscal 1995, compared to the federal statutory rate of 34.0% plus state and local taxes, are the result of the election by certain companies included in the results to be treated as subchapter S corporations prior to their acquisitions by the Company in transactions accounted for under the pooling of interests method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

    At April 30, 1996, the Company had cash of $165.7 million and working capital of $229.9 million. The Company's capitalization at April 30, 1996 was $462.7 million.

    In May and June 1996, the Company completed the sales, in an offshore offering and in a concurrent private placement in the United States, of 5 1/2% Convertible Subordinated Notes due 2003 (the "May Notes") in the principal amount of $230 million, includng the manager's over-allotment option of $30 million principal amount of May Notes (the "May Note Offering"). The net proceeds to the Company from the May Note Offering, after deducting the managers' discounts and commissions and offering expenses, were approximately $223.1 million and are expected to be used for working capital and acquisition purposes.

    In February and March 1996, the Company completed the February Offerings. The net proceeds to the Company from the February Offerings, after deducting underwriting discounts and commissions and offering expenses, were approximately $259.7 million and have been used to repay indebtedness and for acquisition purposes and are expected to be used for working capital and acquisition purposes.

    In August 1995, the Company completed the sales of 4,025,000 shares of Common Stock at $14.25 per share, including the underwriters' over-allotment option of 525,000 shares (the "Second Offering"). The net proceeds to the Company from the Second Offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $53.5 million and were used for working capital and acquisition purposes.

    In February 1995, the Company completed its initial public offering, in which it sold 3,737,500 shares of Common Stock at $10.00 per share including the underwriters' over-allotment option of 487,500 shares. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $32.7 million and were used to repay indebtedness and for working capital and acquisition purposes.

    During fiscal 1996, net cash provided by operating activities was $4.7 million. Net cash used in investing activities during fiscal 1996 was $104.5 million, consisting primarily of net cash paid in acquisitions of $90.2 million, net cash paid for additions to property and equipment of $8.7 million and an investment in an affiliate of $5.6 million. Net cash provided by financing activities during fiscal 1996 was $257.1 million, consisting primarily of $174.7 million from the two public offerings of Common Stock and the public offering of debt of $138.7 million, net of offering expenses, partially offset by a reduction in net borrowings of $53.4 million and dividends paid by certain Pooled Companies prior to their acquisitions by the Company of $3.2 million.

    During fiscal 1995, net cash used in operating activities was $445,000. Net cash used in investing activities during fiscal 1995 was $17.8 million, consisting primarily of net cash paid in acquisitions of $15.9 million and net cash paid for additions to property and equipment of $2.2 million. Net cash provided by financing activities during fiscal 1995 was $19.2 million, representing proceeds from the initial public offering of $32.7 million, net of offering expenses, partially offset by payments of $11.3 million to the stockholders of four of the companies acquired in the intital public offering, a reduction in net borrowings of $2.0 million and dividends paid by certain Pooled Companies prior to their acquisitions by the Company of $2.2 million.

    During fiscal 1994, net cash provided by operating activities was $5.4 million. Net cash used in investing activities during fiscal 1994 was $1.2 million, consisting primarily of net cash paid for additions to property and equipment of $1.6 million and partially offset by the receipt of a subchapter S corporation refund of $602,000. Net cash used in financing activities during fiscal 1994 was $3.0 million, consisting of dividends paid by certain Pooled Companies prior to their acquisitions by the Company of $1.6 million and a reduction in net borrowings of $797,000.

    In June 1996, the Company entered into a commitment letter with a bank, subject to the satisfaction of a number of conditions, including execution of a definitive credit agreement and related documentation, whereby the bank will provide the $250 million revolving Credit Facility bearing interest, at the Company's option, at the bank's base rate, plus an applicable margin of up to 1.25%, or a eurodollar rate plus an applicable margin of up to 2.5%. The Credit Facility is expected to be secured by all of the assets of the Company and is expected to contain customary covenants, including financial covenants with respect to the Company's net worth and fixed charges coverage ratios and a customary default provision related to non-payment of principal and interest, default under other debt agreements, bankruptcy and change of control events. There can be no assurance that the Credit Facility ultimately will be obtained, or that, if obtained, will be on terms that are favorable to the Company.

    The Company currently has a line of credit with a bank that provides the Company with a $50 million credit facility bearing interest, at the Company's option, at the prime rate in effect from time to time or a eurodollar rate plus 2.0%. The line of credit is secured by the Company's inventory and receivables and contains customary covenants, including financial covenants with respect to the Company's net worth and fixed charge coverage ratios, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. It also provides for a default in the event that there is a change in control of the Company. The Company was in compliance with or obtained waivers relating to these covenants as of April 30, 1996. The amount that is available to be borrowed under the line of credit varies from time to time, depending upon the level of receivables and inventory available to collateralize borrowings. Since April 30, 1996, the Company has not provided certain information required by this facility and has not requested certain consents in respect of actions taken by the Company since April 30, 1996, which, if not corrected, could limit the Company's ability to draw funds against this line of credit. No amounts were outstanding against this facility at April 30, 1996. The Company believes that, if necessary, the information required by the line of credit facility could be provided, and the necessary consents could be obtained, to enable the Company to utilize this source of financing, although there can be no assurances in this regard.

    The Company anticipates that its current cash on hand, cash flow from operations and additional financing expected to be available under the Credit Facility will be sufficient to meet the Company's liquidity requirements for its operations through the end of fiscal 1997. However, the Company intends to continue pursuing acquisitions, which may be funded through a combination of cash and Common Stock. The timing and size and the associated capital commitments of such acquisitions are not known. There can be no assurances that additional sources of financing will not be required during the next twelve months or thereafter.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

    The Company's business has been subject to seasonal influences. The Company's sales and profitability in its office products business have been lower in the first two quarters of its fiscal year, primarily due to the lower level of business activity in North America during the summer months. The Company believes that the Completed Acquisitions and the Pending Acquisitions in the school supply business and in New Zealand, which have historically had higher sales and profitability during the Company's first two fiscal quarters, will nearly offset the seasonality of the Company's existing businesses in the Company's first fiscal quarter and more than offset such seasonality in the second fiscal quarter. As the Company's mix of businesses evolves through future acquisitions, these seasonal fluctuations may continue to change. In addition, quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold and general economic conditions. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

    The following tables set forth certain unaudited consolidated quarterly financial data for the fiscal years ended April 30, 1996 and 1995 (in thousands, except for per share amounts). The information has been derived from unaudited consolidated financial statements that in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information.

                                                             FISCAL 1996 QUARTERS
                                             -----------------------------------------------------
                                               FIRST     SECOND      THIRD     FOURTH      TOTAL
                                             ---------  ---------  ---------  ---------  ---------
Revenues...................................  $ 121,954  $ 161,903  $ 175,535  $ 242,557  $ 701,949
Gross profit...............................     29,244     38,737     42,851     67,708    178,540
Operating income (1).......................     (1,369)     4,548      4,718      9,108     17,005
Net income (loss) (1)......................     (1,080)     2,865      2,797      4,158      8,740
Net income (loss) per share (1)............      (0.06)      0.13       0.12       0.14       0.37

                                                                            FISCAL 1995 QUARTERS
                                                           -------------------------------------------------------
                                                             FIRST     SECOND      THIRD      FOURTH      TOTAL
                                                           ---------  ---------  ---------  ----------  ----------
Revenues.................................................  $  73,502  $  79,084  $  91,052  $  112,183  $  355,821
Gross profit.............................................     19,700     20,879     23,196      26,356      90,131
Operating income.........................................      2,782      2,631      2,615       1,974      10,002
Net income...............................................      2,010      1,770      1,668         697       6,145

- ------------------------
(1) Includes one-time charges of $4,671, $599, $1,505 and $1,964 for the first, second, third and fourth quarters of fiscal 1996, respectively. These charges consist of nonrecurring acquisition costs incurred in connection with business combinations accounted for under the pooling-of-interests method of accounting and costs associated with the discontinuation of the printing division at one subsidiary. Under GAAP, acquisition costs incurred in conjunction with pooling-of-interests combinations must be recorded as expense.

INFLATION

    The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1996, 1995 or 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
FINANCIAL STATEMENTS:
  Report of Independent Accountants........................................................................          19
  Consolidated Balance Sheet as of April 30, 1996 and 1995.................................................          20
  Consolidated Statement of Income for the years ended April 30, 1996, 1995 and 1994.......................          21
  Consolidated Statement of Stockholders' Equity for the fiscal years ended April 30, 1994, 1995 and
   1996....................................................................................................          22
  Consolidated Statement of Cash Flows for years ended April 30, 1996, 1995 and 1994.......................          23
  Notes to Consolidated Financial Statements...............................................................          25
FINANCIAL STATEMENT SCHEDULES:
  For the fiscal year ended April 30, 1994, 1995, 1996
    Schedule II Valuation of Qualifying Account and Reserves...............................................          38

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Stockholders of
  U.S. Office Products Company

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of U.S. Office Products Company and its subsidiaries at April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Minneapolis, Minnesota
May 31, 1996, except as to Note 15,
  which is as of July 10, 1996

                          U.S. OFFICE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     ASSETS

                                                                                                   APRIL 30
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $  165,659  $    8,412
  Accounts receivable, less allowance for doubtful accounts of $2,784 and $486,
   respectively...........................................................................     126,159      62,050
  Lease receivables.......................................................................      24,807
  Inventories.............................................................................      71,306      26,275
  Prepaid expenses and other current assets...............................................      18,463       4,274
                                                                                            ----------  ----------
    Total current assets..................................................................     406,394     101,011

Property and equipment, net...............................................................      50,529      16,376
Intangible assets, net....................................................................     133,803      20,268
Lease receivables.........................................................................      47,005
Other assets..............................................................................      13,796       1,655
                                                                                            ----------  ----------
    Total assets..........................................................................  $  651,527  $  139,310
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt.........................................................................  $   86,260  $   26,681
  Accounts payable........................................................................      63,763      25,708
  Accrued compensation....................................................................      12,754       7,428
  Other accrued liabilities...............................................................      13,758       7,176
                                                                                            ----------  ----------
    Total current liabilities.............................................................     176,535      66,993

Long-term debt............................................................................     157,303       8,632
Deferred income taxes.....................................................................       6,148       4,347
Other long-term liabilities...............................................................         109          32
                                                                                            ----------  ----------
    Total liabilities.....................................................................     340,095      80,004
                                                                                            ----------  ----------
Minority interest.........................................................................       6,023

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 500,000 shares authorized, none outstanding...........
  Common stock, $.001 par value 100,000,000 shares authorized, 30,867,504 and 16,931,352
   shares issued and outstanding, respectively............................................          31          17
  Additional paid-in capital..............................................................     279,306      38,822
  Cumulative translation adjustment.......................................................         483
  Retained earnings.......................................................................      25,589      20,467
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     305,409      59,306
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  651,527  $  139,310
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   FOR THE FISCAL YEAR ENDED APRIL 30,
                                                                                -----------------------------------------
                                                                                  1996            1995            1994
                                                                                ---------       ---------       ---------
Revenues......................................................................  $ 701,949       $ 355,821       $ 267,774
Cost of revenues..............................................................    523,409         265,690         192,062
                                                                                ---------       ---------       ---------
    Gross profit..............................................................    178,540          90,131          75,712

Selling, general and administrative expenses..................................    152,796          80,129          68,926
Nonrecurring acquisition costs................................................      8,057
Discontinuation of printing division at subsidiary............................        682
                                                                                ---------       ---------       ---------
    Operating income..........................................................     17,005          10,002           6,786

Other (income) expense:
  Interest expense............................................................      6,476           2,310           1,609
  Interest income.............................................................     (3,097)           (376)           (172)
  Minority interest in net income of subsidiary...............................        671
  Other.......................................................................       (599)            162            (648)
                                                                                ---------       ---------       ---------
Income before provision for income taxes......................................     13,554           7,906           5,997
Provision for income taxes....................................................      4,814           1,761           1,195
                                                                                ---------       ---------       ---------
Net income....................................................................  $   8,740       $   6,145       $   4,802
                                                                                ---------       ---------       ---------
                                                                                ---------       ---------       ---------

Weighted average common shares outstanding....................................     23,385
Net income per share..........................................................  $    0.37
                                                                                ---------
                                                                                ---------

Unaudited pro forma net income (see Note 9)...................................  $   7,294       $   4,521       $   3,558
                                                                                ---------       ---------       ---------
                                                                                ---------       ---------       ---------
Unaudited pro forma net income per share......................................  $    0.31
                                                                                ---------
                                                                                ---------

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE FISCAL YEARS ENDED APRIL 30, 1994, 1995 AND 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                             COMMON STOCK     ADDITIONAL  CUMULATIVE                          TOTAL
                                          ------------------   PAID-IN    TRANSLATION  RETAINED  TREASURY  STOCKHOLDERS'
                                            SHARES    AMOUNT   CAPITAL    ADJUSTMENT   EARNINGS   STOCK       EQUITY
                                          ----------  ------  ----------  -----------  --------  --------  ------------
Balance at April 30, 1993...............   8,440,852  $   9   $   8,487                $17,836   $(5,048 ) $   21,284
  Transactions of Combined Companies:
    Dividends...........................                                                   (55 )                  (55)
    Purchase of treasury stock..........                                                          (2,514 )     (2,514)
  Adjustment to conform fiscal year-ends
   of certain Combined Companies........                                                   273                    273
  Dividends of certain Pooled
   Companies............................                                                (1,857 )               (1,857)
  Net income............................                                                 4,802                  4,802
                                                         --
                                          ----------          ----------       ---     --------  --------  ------------
Balance at April 30, 1994...............   8,440,852      9       8,487                 20,999    (7,562 )     21,933
  Transactions of Combined Companies:
    Issuance of common stock............                            251                                           251
    Capital contributed by principal
     stockholder........................                          1,249                                         1,249
    Dividends...........................                                                  (162 )                 (162)
  Issuance of common stock in
   conjunction with the formation of
   U.S. Office Products.................     800,000      1                                                         1
  Issuance of common stock in the
   initial public offering, net of
   offering expenses of $4,686..........   3,737,500      3      32,686                                        32,689
  Issuance of common stock to the
   stockholders of the Combined
   Companies............................   3,078,000      3          (3 )
  Distributions to the stockholders of
   the Combined Companies...............                                               (11,300 )              (11,300)
  Issuance of common stock in
   acquisition..........................     875,000      1       8,749                                         8,750
  Adjustment to conform the year-ends of
   certain Pooled Companies.............                                                 2,235                  2,235
  Adjustment to stockholders' equity
   accounts to reflect the Mergers......                        (12,597 )                5,035     7,562
  Dividends of certain Pooled
   Companies............................                                                (2,485 )               (2,485)
  Net income............................                                                 6,145                  6,145
                                                         --
                                          ----------          ----------       ---     --------  --------  ------------
Balance at April 30, 1995...............  16,931,352     17      38,822                 20,467                 59,306
  Issuance of common stock in the second
   public offering, net of offering
   expenses of $3,902...................   4,025,000      4      53,450                                        53,454
  Issuance of common stock in the third
   public offering, net of offering
   expenses of $7,594...................   5,543,045      6     121,276                                       121,282
  Issuance of common stock in
   acquisitions.........................   3,885,349      4      60,363                                        60,367
  Issuance of common stock for stock
   options exercised, including tax
   benefits.............................      63,350              1,023                                         1,023
  Issuance of common stock to repay
   indebtedness.........................     419,408              3,855                                         3,855
  Adjustment to conform the year-ends of
   certain Pooled Companies.............                                                  (370 )                 (370)
  Capital contribution by former
   shareholders of pooled company.......                            517                                           517
  Dividends of certain Pooled
   Companies............................                                                (3,248 )               (3,248)
  Cumulative translation adjustment.....                                  $    483                                483
  Net income............................                                                 8,740                  8,740
                                                         --
                                          ----------          ----------       ---     --------  --------  ------------
Balance at April 30, 1996...............  30,867,504  $  31   $ 279,306   $    483     $25,589   $         $  305,409
                                                         --
                                                         --
                                          ----------          ----------       ---     --------  --------  ------------
                                          ----------          ----------       ---     --------  --------  ------------

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                     FOR THE FISCAL YEAR
                                                                                                       ENDED APRIL 30,
                                                                                               --------------------------------
                                                                                                  1996       1995       1994
                                                                                               ----------  ---------  ---------
Cash flows from operating activities:
  Net income.................................................................................  $    8,740  $   6,145  $   4,802
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization............................................................       7,534      3,103      2,939
    Amortization of deferred revenue.........................................................                   (150)      (402)
    Deferred income taxes....................................................................        (845)        91        (20)
    Gain on disposal of equipment............................................................        (133)
    Minority interest in net income of subsidiary............................................         671
    Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
      Accounts receivable....................................................................       6,739    (13,088)    (2,082)
      Lease receivables......................................................................     (17,654)
      Inventories............................................................................       4,948       (729)      (929)
      Prepaid expenses and other current assets..............................................      (5,480)      (980)      (521)
      Accounts payable.......................................................................        (148)     1,849      1,272
      Accrued liabilities....................................................................         373      3,314        312
                                                                                               ----------  ---------  ---------
        Net cash provided by (used in) operating activities..................................       4,745       (445)     5,371
                                                                                               ----------  ---------  ---------
Cash flows from investing activities:
  Additions to property and equipment, net of disposals......................................      (8,748)    (2,186)    (1,646)
  Cash paid in acquisitions, net of cash received............................................     (90,184)   (15,868)
  Investment in affiliate....................................................................      (5,603)
  Refund of S corporation deposit............................................................         164                   602
  Decrease (increase) in note receivable from stockholder....................................                    145       (145)
  Other......................................................................................         (84)        95        (20)
                                                                                               ----------  ---------  ---------
        Net cash used in investing activities................................................    (104,455)   (17,814)    (1,209)
                                                                                               ----------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock.....................................................     174,736     32,689
  Proceeds from issuance of long-term debt...................................................     142,621      1,245
  Payments of long-term debt.................................................................     (14,583)    (5,246)    (2,101)
  Proceeds from (payments of) short-term debt, net...........................................     (42,686)     1,984      1,304
  Payments of dividends......................................................................      (3,248)    (2,227)    (1,589)
  Proceeds from exercise of stock options....................................................         597
  Capital contributed by Combined Company stockholder........................................                  1,500
  Payments to stockholders of Combined Companies.............................................                (11,300)
  Net change in cash due to conforming fiscal year-end of certain Combined Companies.........                               230
  Purchases of treasury stock................................................................                              (715)
  Loan to officer of Combined Company........................................................                              (125)
  Net change in cash due to conforming fiscal year-end of certain Pooled Companies...........        (370)       601
                                                                                               ----------  ---------  ---------
        Net cash provided by (used in) financing activities..................................     257,067     19,246     (2,996)
                                                                                               ----------  ---------  ---------
Effect of exchange rates on cash and cash equivalents........................................        (110)
Net increase in cash and cash equivalents....................................................     157,247        987      1,166
Cash and cash equivalents at beginning of period.............................................       8,412      7,425      6,259
                                                                                               ----------  ---------  ---------
Cash and cash equivalents at end of period...................................................  $  165,659  $   8,412  $   7,425
                                                                                               ----------  ---------  ---------
                                                                                               ----------  ---------  ---------
Supplemental disclosure of cash flow information:
  Interest paid..............................................................................  $    5,258  $   2,119  $   1,667
  Income taxes paid..........................................................................  $    7,261  $     918  $   1,266

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

    The Company issued common stock, notes payable and cash in connection with certain business combinations in fiscal years ended April 30, 1996, 1995 and 1994. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                                              FOR THE FISCAL YEAR
                                                                                ENDED APRIL 30,
                                                                        --------------------------------
                                                                           1996       1995       1994
                                                                        ----------  ---------  ---------
Accounts receivable...................................................  $   70,418  $  15,350  $
Inventories...........................................................      49,758     10,331
Prepaid expenses and other current assets.............................       8,506        448
Property and equipment................................................      30,442      3,248
Intangible assets.....................................................     115,154     19,635
Lease receivables.....................................................      55,095
Other assets..........................................................       1,101        339
Short-term debt.......................................................    (102,033)    (7,310)
Accounts payable......................................................     (38,083)    (9,180)
Accrued liabilities...................................................     (16,019)    (2,958)
Long-term debt........................................................     (15,771)    (1,848)
Deferred income taxes.................................................      (1,635)
Other long-term liabilities...........................................        (247)      (437)
Minority interest.....................................................      (5,349)
                                                                        ----------  ---------  ---------
  Net assets acquired.................................................  $  151,337  $  27,618  $
                                                                        ----------  ---------  ---------
                                                                        ----------  ---------  ---------
The acquisitions were funded as follows:
Common stock..........................................................  $   60,367  $   8,750
Notes payable.........................................................         786      3,000
Cash..................................................................      90,184     15,868
                                                                        ----------  ---------  ---------
                                                                        $  151,337  $  27,618  $
                                                                        ----------  ---------  ---------
                                                                        ----------  ---------  ---------

Noncash transactions:

- - During fiscal 1996, one Pooled Company converted $1,385 of notes payable to common stock.

- - During fiscal 1996, the Company issued 194,447 shares of common stock to repay $2,470 of indebtedness.

- - During fiscal 1996, the Company recorded additional paid-in capital of approximately $483 related to the tax benefit on stock options exercised.

- - During fiscal 1994, one Combined Company issued $1,800 of debt in exchange for nonvoting shares of common stock.

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- BUSINESS ORGANIZATION
    U.S. Office Products Company ("U.S. Office Products" and the "Company") was founded in October 1994 to create a nationwide office products supplier, primarily to corporate, commercial and industrial customers.

    Concurrent with the closing of its initial public offering (the "IPO") in February 1995, the Company acquired four companies for a combination of its common stock and cash which are referred to herein as the "Combined Companies" and acquired two companies in business combinations accounted for under the purchase method. The six companies are referred to as the "Founding Companies."

    Simultaneously with the closing of the IPO, U.S. Office Products acquired by merger each of the Combined Companies (the "Mergers"). The accompanying consolidated financial statements and related notes to consolidated financial statements are representative of what the financial position, results of operations and cash flows would have been if U.S. Office Products and the Combined Companies had been combined on May 1, 1993. The assets and liabilities of the Combined Companies are reflected at their historical amounts. Capital stock of the Combined Companies is included in additional paid-in capital. The Combined Companies previously reported on fiscal years ending other than April
30. Commencing on May 1, 1994, the fiscal year-ends were changed to April 30 which resulted in an adjustment to retained earnings during fiscal 1994 of $273 which resulted from revenues of $8,983 and expenses of $8,710.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of U.S. Office Products, the Combined Companies and the companies acquired in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates and give retroactive effect to the results of the companies acquired in business combinations accounted for under the pooling-of-interests method (the "Pooled Companies") for all periods presented.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    DEFINITION OF FISCAL YEAR

    As used in these consolidated financial statements and related notes to consolidated financial statements, "fiscal 1996," "fiscal 1995" and "fiscal 1994" refer to the Company's fiscal years ended April 30, 1996, 1995 and 1994, respectively.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

    CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company invests a portion of its cash in highly rated corporate commercial paper with original maturities of 30 days or less and in overnight

                          U.S. OFFICE PRODUCTS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) investments collateralized by U.S. government securities. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss.

    INVENTORIES

    Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis and consist primarily of product held for sale.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from 25 to 40 years for buildings and its components and 5 to 15 years for furniture, fixtures and equipment. Property and equipment leased under capital leases are being amortized over the lesser of their useful lives or their lease terms.

    INTANGIBLE ASSETS

    Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method. Goodwill is amortized on a straight-line basis over an estimated useful life of 40 years. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, by comparing anticipated undiscounted future cash flows from operations to net book value.

    TRANSLATION OF FOREIGN CURRENCIES

    Balance sheet accounts of foreign subsidiaries are translated using the year-end exchange rate, and statement of income accounts are translated using the average exchange rate for the year. Translation adjustments are recorded as a separate component of stockholders' equity.

    DERIVATIVE FINANCIAL INSTRUMENTS

    The Company's majority owned foreign subsidiary has entered into forward foreign currency exchange contracts (the "Exchange Contracts") with counterparties to hedge the exposure to foreign currency fluctuations to the extent permissible by hedge accounting requirements. At April 30, 1996, the Exchange Contracts, in the notional amount of $4,616, hedge approximately $5,292 of foreign currency denomininated assets. Discounts or premiums on the Exchange Contracts are amortized over the life of the contracts.

    The Company's majority owned foreign subsidiary has also entered into interest rate swap agreements (the "Swap Agreements") with counterparties to convert the interest rates associated with certain outstanding debt from variable rates to fixed rates. The notional amount of the Swap Agreements was $43,000 at April 30, 1996. The market risks associated with these Swap Agreements result from short-term fluctuations in interest rates. The credit risks related to non-performance of the Swap Agreements by the counterparties are not deemed to be significant, however, non-performance would result in the Company terminating the Swap Agreements and recognizing a gain or loss, depending on the fair market value of the Swap Agreements.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure About Fair Value of Financial Instruments," the Company has estimated the fair value of its financial instruments using the following methods and assumptions:

    - The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value;

                          U.S. OFFICE PRODUCTS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    - The fair value of the 5 1/2% Convertible Subordinated Notes due 2001 is based on quoted market prices;

    - The carrying amounts of the Company's debt, other than the 5 1/2% Convertible Subordinated Notes due 2001, approximates fair value, estimated by discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

    INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," except for one Combined Company and certain Pooled Companies which were organized as subchapter S corporations prior to being acquired by the Company. The asset and liability approach used in SFAS 109 requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

    TAXES ON UNDISTRIBUTED EARNINGS

    No provision is made for U.S. income taxes on earnings of subsidiary companies which the Company controls but does not include in the consolidated federal income tax return since it is management's practice and intent to permanently reinvest the earnings.

    REVENUE RECOGNITION

    Revenue is recognized upon the delivery of office products to customers. The Company also leases equipment to customers under both short-term and long-term lease agreements. Revenue related to the short-term leases is recognized on a monthly basis over the life of the lease. Certain long-term leases qualify as sales-type leases and, accordingly, the present value of the future lease payments is recognized as income upon delivery of the equipment to the customer.

    COST OF REVENUES

    Vendor rebates are recognized on an accrual basis in the period earned and are recorded as a reduction to cost of revenues. Delivery and occupancy costs are included as an increase to cost of revenues.

    NONRECURRING ACQUISITION COSTS

    Nonrecurring acquisition costs represent acquisition costs incurred by the Company in business combinations accounted for under the pooling-of-interests method. These costs include legal and accounting fees, investment banking fees, recognition of transaction related obligations and various other acquisition related costs.

    DISCONTINUATION OF PRINTING DIVISION AT SUBSIDIARY

    During fiscal 1996 the Company discontinued the printing division at one of its subsidiaries and incurred a one time charge of $682, which consisted primarily of the write down of printing division assets to their estimated market value.

    NET INCOME PER SHARE

    Net income per share for fiscal 1996 is calculated by dividing net income by the weighted average number of common shares outstanding during the year including common stock equivalents, if dilutive.

    Net income per share for fiscal 1995 and fiscal 1994 has not been presented as it is not considered meaningful due to the Mergers and the IPO in conjunction with the formation of the Company during fiscal 1995.

                          U.S. OFFICE PRODUCTS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    NEW ACCOUNTING PRONOUNCEMENTS

    In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation." SFAS 123 established a fair value based method of accounting for employee stock based compensation plans and encourages companies to adopt that method. However, it also allows companies to continue to apply the intrinsic value based method currently prescribed under APB Opinion No. 25, provided certain pro forma disclosures are made. SFAS 123 is not required to be adopted by the Company until fiscal 1997. The Company currently intends to continue to apply the accounting method prescribed by APB Opinion 25 and, accordingly, the adoption of SFAS 123 will not have a material impact on the Company.

    In March, 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. SFAS 121 is not required to be adopted by the Company until fiscal 1997. The Company does not anticipate that SFAS 121 will have a material effect on the Company's operating results.

NOTE 3 -- BUSINESS COMBINATIONS

    POOLING-OF-INTERESTS METHOD

    In fiscal 1996, the Company issued 8,440,852 shares of common stock to acquire 14 companies in acquisitions accounted for under the pooling-of-interests method. The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented. Certain of the Pooled Companies previously reported on fiscal years ending other than April 30. The results of these Pooled Companies were previously reported on June 30, September 30 and December 31 year-ends.

    The accounts of these Pooled Companies for the years ended December 31, 1993 and 1994, for the years ended June 30, 1994 and 1995 and for the years ended September 30, 1994 and 1995 have been combined with the accounts of U.S. Office Products for the years ended April 30, 1994 and 1995, respectively. Commencing on May 1, 1995, the year-ends of these companies were changed to April 30, resulting in an increase to retained earnings of $2,235 during fiscal 1995 and a reduction to retained earnings of $370 during fiscal 1996. Following is a summary of the results related to the adjustments to retained earnings:

                                                                             FOR THE FISCAL
                                                                          YEAR ENDED APRIL 30,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Revenues................................................................  $ (25,037) $  55,126
Costs and expenses......................................................    (24,667)    52,891
                                                                          ---------  ---------
  Net income............................................................  $    (370) $   2,235
                                                                          ---------  ---------
                                                                          ---------  ---------

                          U.S. OFFICE PRODUCTS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3 -- BUSINESS COMBINATIONS (CONTINUED)
    The separate results of operations of U.S. Office Products Company and the Pooled Companies for periods prior to the mergers are presented below:

                                                           U.S. OFFICE    POOLED
FOR THE YEAR ENDED APRIL 30,                                PRODUCTS     COMPANIES    COMBINED
- ---------------------------------------------------------  -----------  -----------  ----------
1996
  Revenue................................................   $ 488,670    $ 213,279   $  701,949
  Net income.............................................   $   7,828    $     912   $    8,740

1995
  Revenue................................................   $ 120,479    $ 235,342   $  355,821
  Net income.............................................   $   1,514    $   4,631   $    6,145

1994
  Revenue................................................   $  76,541    $ 191,233   $  267,774
  Net income.............................................   $   1,114    $   3,688   $    4,802

    PURCHASE METHOD

    In fiscal 1996, the Company made 26 acquisitions accounted for under the purchase method for an aggregate purchase price of $151,337 consisting of $90,184 of cash, $786 of notes payable and 3,885,349 shares of common stock with a market value of $60,367. The total assets related to these 26 acquisitions were $330,474, including goodwill of $115,154. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

    In fiscal 1995, in addition to the Mergers, the Company made five acquisitions accounted for under the purchase method for an aggregate purchase price of $27,618, consisting of $15,868 of cash, $3,000 of notes payable and 875,000 shares of common stock with a market value of $8,750. The total assets related to these five acquisitions were $49,351, including goodwill of $19,635. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

    The following presents the unaudited pro forma results of operations of the Company for the fiscal years ended April 30, 1996 and 1995 as if the purchase acquisitions described above had been consummated as of the beginning of fiscal 1995. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets, adjustments in executive compensation and the inclusion of a federal income tax provision:

                                                                           FOR THE FISCAL
                                                                        YEAR ENDED APRIL 30,
                                                                      ------------------------
                                                                          1996         1995
                                                                      ------------  ----------
Revenues............................................................  $  1,009,903  $  856,400
Net income..........................................................        11,791       6,827
Net income per share................................................          0.38        0.22

    The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1995 or the results which may occur in the future.

                          U.S. OFFICE PRODUCTS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4 -- PROPERTY AND EQUIPMENT
    Property and equipment consist of the following:

                                                                              APRIL 30,
                                                                         --------------------
                                                                           1996       1995
                                                                         ---------  ---------
Land...................................................................  $   2,918  $   1,668
Buildings..............................................................     18,508     10,289
Furniture and fixtures.................................................     30,277      9,562
Warehouse equipment....................................................      9,388      7,381
Equipment under capital leases.........................................      5,774      2,778
Leasehold improvements.................................................      4,077      2,642
                                                                         ---------  ---------
                                                                            70,942     34,320
Less: Accumulated depreciation.........................................    (20,413)   (17,944)
                                                                         ---------  ---------
Net property and equipment.............................................  $  50,529  $  16,376
                                                                         ---------  ---------
                                                                         ---------  ---------

    Depreciation expense for the fiscal years ended April 30, 1996, 1995 and 1994 was $5,332, $2,561 and $2,450, respectively.

    The Company also leases equipment to customers under cancellable operating leases. At April 30, 1996 the cost and accumulated depreciation of this equipment was $6,456 and $1,722, respectively.

NOTE 5 -- INTANGIBLE ASSETS
    Intangible assets and accumulated amortization consist of the following:

                                                                               APRIL 30,
                                                                         ---------------------
                                                                            1996       1995
                                                                         ----------  ---------
Goodwill...............................................................  $  135,756  $  21,046
Other..................................................................         389        410
                                                                         ----------  ---------
                                                                            136,145     21,456
Less: Accumulated amortization.........................................      (2,342)    (1,188)
                                                                         ----------  ---------
                                                                         $  133,803  $  20,268
                                                                         ----------  ---------
                                                                         ----------  ---------

    Amortization expense for the fiscal years ended April 30, 1996, 1995 and 1994 was $1,978, $542 and $489, respectively.

NOTE 6 -- LEASE RECEIVABLES
    Lease receivables represent the present value of future lease payments related to equipment sold to customers as sales type leases. The future minimum lease payments to be received are as follows:

1997..............................................................  $  34,146
1998..............................................................     29,885
1999..............................................................     17,181
2000..............................................................      5,800
2001 and thereafter...............................................      1,647
                                                                    ---------
Total lease receivables...........................................     88,659
Less: Amounts representing interest...............................    (16,847)
                                                                    ---------
Present value of lease receivables................................  $  71,812
                                                                    ---------
                                                                    ---------

                          U.S. OFFICE PRODUCTS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7 -- OTHER ASSETS
    Other assets consist of the following:

                                                                                 APRIL 30,
                                                                            --------------------
                                                                              1996       1995
                                                                            ---------  ---------
Investment................................................................  $   6,575
Debt issue costs, net.....................................................      5,167
Cash surrender value of life insurance....................................        850  $     845
Other.....................................................................      1,204        810
                                                                            ---------  ---------
                                                                            $  13,796  $   1,655
                                                                            ---------  ---------
                                                                            ---------  ---------

    The investment is recorded at cost, which approximates market value.

NOTE 8 -- CREDIT FACILITIES

    SHORT-TERM DEBT

    Short-term debt consists of the following:

                                                                                         APRIL 30,
                                                                                    --------------------
                                                                                      1996       1995
                                                                                    ---------  ---------
Bank lines of credit, secured by accounts receivable and inventory, interest rates
 ranging from prime to prime plus 1.0% (9.0% to 10.0% at April 30, 1995)..........             $  21,520
Annual renewal loans provided by banks and other financial institutions of foreign subsidiary secured by lease receivables of foreign subsidiary. Interest rates ranging from 7.8% to 10.2% at April 30, 1996.....................................  $  67,456
Bank lines of credit of foreign subsidiary operations secured by assets of those
 operations. Interest rates ranging from 9.2% to 9.8% at April 30, 1996...........     12,731
Other.............................................................................                 1,196
Current maturities of long-term debt..............................................      6,073      3,965
                                                                                    ---------  ---------
Total short-term debt.............................................................  $  86,260  $  26,681
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    The Company currently has a line of credit with a bank that provides the Company with a $50 million credit facility bearing interest, at the Company's option, at the prime rate in effect from time to time or a eurodollar rate plus 2.0%. The line of credit is secured by the Company's inventory and receivables and contains customary covenants, including financial covenants with respect to the Company's net worth and fixed charge coverage ratios, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. It also provides for a default in the event that there is a change in control of the Company. The Company was in compliance with or obtained waivers relating to these covenants as of April 30, 1996. The amount that is available to be borrowed under the line of credit varies from time to time, depending upon the level of receivables and inventory available to collateralize borrowings. Since April 30, 1996, the Company has not provided certain information required by this facility and has not requested certain consents in respect of actions taken by the Company since April 30, 1996, which, if not corrected, could limit the Company's ability to draw funds against this line of credit. No amounts were outstanding against this facility at April 30, 1996. The Company believes that, if necessary, the information required by the line of credit facility could be provided and the necessary consents could be obtained to enable the Company to utilize this source of financing, although there can be no assurances in this regard.

                          U.S. OFFICE PRODUCTS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 8 -- CREDIT FACILITIES (CONTINUED)
    LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                         APRIL 30,
                                                                                   ---------------------
                                                                                      1996       1995
                                                                                   ----------  ---------
Notes payable, secured by certain assets of the Company, interest rates ranging
 from 8.0% to 10.0%, maturities from October 1996 through 2003...................              $  10,548
Convertible Subordinated Notes due 2001, interest at 5 1/2%, convertible into shares of common stock at any time prior to maturity at a conversion price of
 $28.50 per share, subject to adjustment in certain events.......................  $  143,750
Debt facility payable over five years secured by lease receivables of the
 Company's foreign subsidiaries. Interest rates ranging from 11.0% to 12.0% at
 April 30, 1996..................................................................       8,943
Other............................................................................       6,306
Capital lease obligations........................................................       4,093        562
Notes payable to related party...................................................         284      1,487
                                                                                   ----------  ---------
                                                                                      163,376     12,597
Less: Current maturities of long-term debt.......................................      (6,073)    (3,965)
                                                                                   ----------  ---------
    Total long-term debt.........................................................  $  157,303  $   8,632
                                                                                   ----------  ---------
                                                                                   ----------  ---------

    The 5 1/2% Convertible Subordinated Notes due 2001 (the "Notes") are redeemable, in whole or in part, at the Company's option at specified redemption prices on or after February 3, 1998, but may not be redeemed prior to February 2, 1999 unless the closing price of the common stock is at least 150% of the conversion price for a period of time prior to the notice of redemption. Costs incurred in connection with the issuance of the Notes are included in other assets and are being amortized over the five year period of maturity. The fair value of the Notes at April 30, 1996, based upon quoted market prices, totaled $211,313.

    MATURITIES OF LONG-TERM DEBT

    Maturities on long-term debt, including capital lease obligations, are as follows:

1997......................................................  $   6,073
1998......................................................      6,137
1999......................................................      3,810
2000......................................................      1,144
2001......................................................    144,445
Thereafter................................................      1,767
                                                            ---------
                                                            $ 163,376
                                                            ---------
                                                            ---------

NOTE 9 -- INCOME TAXES
    U.S. Office Products will file a consolidated federal income tax return for periods subsequent to the Mergers described in Note 1. Each of the Combined Companies and Pooled Companies will file "short-period" federal tax returns through the dates of the Mergers and business combinations.

                          U.S. OFFICE PRODUCTS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9 -- INCOME TAXES (CONTINUED)
    The provision for income taxes consists of:

                                                                                   FOR THE FISCAL YEAR
                                                                                     ENDED APRIL 30,
                                                                             -------------------------------
                                                                               1996       1995       1994
                                                                             ---------  ---------  ---------
Income taxes currently payable:
  Federal..................................................................  $   3,589  $   1,354  $     975
  State....................................................................      1,385        316        240
  Foreign taxes currently payable..........................................        685
                                                                             ---------  ---------  ---------
                                                                                 5,659      1,670      1,215
                                                                             ---------  ---------  ---------
Deferred income tax expense (benefit)......................................       (845)        91        (20)
                                                                             ---------  ---------  ---------
  Total provision for income taxes.........................................  $   4,814  $   1,761  $   1,195
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

    Deferred taxes are comprised of the following:

                                                                                           APRIL 30,
                                                                                      --------------------
                                                                                        1996       1995
                                                                                      ---------  ---------
Current deferred tax assets:
  Inventory.........................................................................  $     127  $     137
  Allowance for doubtful accounts...................................................        781         90
  Accrued liabilities...............................................................         50        256
                                                                                      ---------  ---------
    Total current deferred tax assets...............................................        958        483
                                                                                      ---------  ---------
Long-term deferred tax liabilities:
  Property and equipment............................................................     (2,665)      (964)
  Internal Revenue Service tax assessment...........................................     (3,383)    (3,383)
  Other.............................................................................       (100)
                                                                                      ---------  ---------
    Total long-term deferred tax liabilities........................................     (6,148)    (4,347)
                                                                                      ---------  ---------
    Net deferred tax asset (liability)..............................................  $  (5,190) $  (3,864)
                                                                                      ---------  ---------
                                                                                      ---------  ---------

    The Internal Revenue Service ("IRS") tax assessment relates to the deferral of a gain on the sale of land and building by a subsidiary of the Company. The IRS has determined that a portion of the gain recorded by the subsidiary does not qualify for deferral and has required that the Company pay additional taxes. The subsidiary has recorded a deferred tax liability as a result of the assessment and the related interest. The Company has filed an appeal with the IRS relating to the above assessment; however, the IRS has not yet responded to the appeal.

                          U.S. OFFICE PRODUCTS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9 -- INCOME TAXES (CONTINUED)
    The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                                                      FOR THE FISCAL YEAR
                                                                                        ENDED APRIL 30,
                                                                             -------------------------------------
                                                                                1996         1995         1994
                                                                             -----------  -----------  -----------
U.S. federal statutory rate................................................        35.0%        34.0%        34.0%
State income taxes, net of federal income tax benefit......................         5.4          4.1          4.0
Subchapter S corporation income not subject to corporate level taxation....       (12.1)       (19.7)       (21.1)
Foreign earnings not subject to U.S. taxes.................................         (.6)
Minority interest in foreign taxes.........................................         2.5
Nondeductible goodwill.....................................................         2.6          1.4
Other......................................................................         2.7          2.5          3.0
                                                                                  -----        -----        -----
Effective tax rate.........................................................        35.5%        22.3%        19.9%
                                                                                  -----        -----        -----
                                                                                  -----        -----        -----

    One Combined Company and certain Pooled Companies were organized as subchapter S corporations prior to the closing of their acquisitions by the Company and, as a result, the federal tax on their income was the responsibility of their individual stockholders. Accordingly, the Combined Company and the specific Pooled Companies provided no federal income tax expense prior to these acquisitions by the Company.

    The following unaudited pro forma income tax information is presented in accordance with SFAS 109 as if the Combined Company and the specific Pooled Companies had been subject to federal income taxes for the entire periods presented.

                                                                                   FOR THE FISCAL YEAR
                                                                                     ENDED APRIL 30,
                                                                             -------------------------------
                                                                               1996       1995       1994
                                                                             ---------  ---------  ---------
Net income per consolidated statement of operations........................  $   8,740  $   6,145  $   4,802
Pro forma income tax provision adjustment..................................      1,446      1,624      1,244
                                                                             ---------  ---------  ---------
Pro forma net income.......................................................  $   7,294  $   4,521  $   3,558
                                                                             ---------  ---------  ---------
                                                                             ---------  ---------  ---------

NOTE 10 -- LEASE COMMITMENTS
    The Company leases various types of retail, warehouse and office space and equipment, furniture and fixtures under noncancellable lease agreements which expire at various dates. Future minimum lease payments under noncancellable capital and operating leases are as follows:

                                                                           CAPITAL    OPERATING
                                                                           LEASES      LEASES
                                                                          ---------  -----------
1997....................................................................  $   1,110   $   8,015
1998....................................................................      1,206       6,210
1999....................................................................        664       5,098
2000....................................................................        426       4,130
2001....................................................................        318       2,918
Thereafter..............................................................      2,541       1,804
                                                                          ---------  -----------
Total minimum lease payments............................................      6,265   $  28,175
                                                                                     -----------
                                                                                     -----------
Less: Amounts representing interest.....................................     (2,172)
                                                                          ---------
Present value of net minimum lease payments.............................  $   4,093
                                                                          ---------
                                                                          ---------

                          U.S. OFFICE PRODUCTS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10 -- LEASE COMMITMENTS (CONTINUED)
    Rent expense for all operating leases for the fiscal years ended April 30, 1996, 1995 and 1994 was $8,241, $3,206 and $2,848, respectively.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

    LITIGATION

    The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    POSTEMPLOYMENT BENEFITS

    The Company has entered into employment agreements with several employees that would result in payments to these employees upon change in control or certain other events. No amounts have been accrued at April 30, 1996 or 1995 related to these agreements.

NOTE 12 -- EMPLOYEE BENEFIT PLANS
    Certain subsidiaries of the Company have qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. The subsidiaries pay all general and administrative expenses of the plans and in some cases making matching contributions on behalf of the employees. For the fiscal years ended April 30, 1996, 1995 and 1994, the subsidiaries incurred expenses totaling $683, $450 and $220, respectively, related to these plans.

    One Combined Company entered into agreements with three officers which provided for future compensation to those officers subsequent to termination of employment with the Combined Company for a period of five years. The future compensation would not be received, however, in the event that an officer received payment under that Company's Restricted Stock Purchase Plan (the "Purchase Plan")in excess of the purchase price of the stock paid by the officer. No compensation expense was recorded with respect to the agreement related to two of the officers, as it was probable that they would receive payment under the Restricted Stock Purchase Plan. Future compensation expense of approximately $1,030 was being recognized as expense for the third officer over the estimated term of the officer's service to the Company of approximately eleven years. The compensation expense equaled $95 in fiscal 1994 and $71 in fiscal 1995. The agreements were terminated upon closing of the Merger.

    The Purchase Plan was considered to be compensatory, for the benefit of certain officers. Two of these officers each purchased 1,000 shares of stock for $1 under the Purchase Plan. The stock was restricted and could only be purchased by the Combined Company at specified prices that varied upon the occurrence of certain events. As a result, the Combined Company's future compensation expense of $1,398, under this Purchase Plan, was being recognized as expense over the expected periods of the officers' future service to the Combined Company of 20 and 28 years. Compensation expense of approximately $60 and $45 was recognized in fiscal years 1994 and 1995, respectively. The Plan was terminated upon closing of the Merger.

NOTE 13 -- STOCKHOLDERS' EQUITY

    LONG-TERM COMPENSATION PLAN

    In October 1994, the Board of Directors and the Company's stockholders approved the Company's 1994 Long-Term Compensation Plan (the "Plan"). The purpose of the Plan is to provide directors, officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. The maximum number of options to purchase Common Stock granted in any calendar or fiscal year under the Plan is equal to the greater of 855,000 shares or 15% of the aggregate number of shares of the Common Stock outstanding at the time an award is granted, less, in each case, the number of shares subject to previously outstanding awards under the Plan.

                          U.S. OFFICE PRODUCTS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 13 -- STOCKHOLDERS' EQUITY (CONTINUED)
    Under the provisions of the Plan, non-qualified stock options and other stock awards are granted at prices not less than fair market value at the date of grant. A summary of option transactions follows:

                                                           NUMBER OF     OPTION PRICE      EXPIRATION
                                                             SHARES     RANGE PER SHARE       DATE
                                                           ----------  -----------------  -------------
Outstanding at April 30, 1994............................      --             --               --
  Granted................................................     629,500   $ 8.00 - $10.00       2004
  Cancelled..............................................      (7,000)      $10.00            2004
                                                           ----------  -----------------  -------------
Outstanding at April 30, 1995............................     622,500   $ 8.00 - $10.00       2004
  Granted................................................   2,764,591   $11.31 - $31.75    2004 - 2006
  Exercised..............................................     (63,350)  $ 8.00 - $10.00       2004
  Cancelled..............................................     (16,200)  $10.00 - $17.13    2004 - 2005
                                                           ----------  -----------------  -------------
Outstanding at April 30, 1996............................   3,307,541   $ 8.00 - $31.75    2004 - 2006
                                                           ----------  -----------------  -------------
                                                           ----------  -----------------  -------------
Exercisable at April 30, 1996............................     132,867   $ 8.00 - $10.00       2004
                                                           ----------  -----------------  -------------
                                                           ----------  -----------------  -------------

    Non-qualified options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant.

    Subsequent to year-end, the Company granted options to purchase 1,087,550 shares of common stock at exercise prices ranging from $36.00 to $44.875 per share.

    COMMON STOCK

    In November 1994, the Board of Directors of the Company approved a one thousand-for-one split of the Company's common stock and changed the par value of common stock from $1 per share to $.001 per share. The consolidated financial statements have been adjusted to reflect the stock split. In February 1995, the stockholders approved the amendment to the Company's Amended and Restated
Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000 shares.

NOTE 14 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          FISCAL 1996 QUARTERS
                                                       ----------------------------------------------------------
                                                         FIRST       SECOND      THIRD       FOURTH      TOTAL
                                                       ----------  ----------  ----------  ----------  ----------
Revenues.............................................  $  121,954  $  161,903  $  175,535  $  242,557  $  701,949
Gross profit.........................................      29,244      38,737      42,851      67,708     178,540
Operating income.....................................      (1,369)      4,548       4,718       9,108      17,005
Net income (loss)....................................      (1,080)      2,865       2,797       4,158       8,740
Pro forma net income (loss) (see Note 9).............      (1,407)      2,374       2,288       4,039       7,294
Net income (loss) per share..........................        (.06)        .13         .12         .14         .37
Pro forma net income (loss) per share................        (.08)        .11         .10         .13         .31


                                                                          FISCAL 1995 QUARTERS
                                                       ----------------------------------------------------------
                                                         FIRST       SECOND      THIRD       FOURTH      TOTAL
                                                       ----------  ----------  ----------  ----------  ----------
Revenues.............................................  $   73,502  $   79,084  $   91,052  $  112,183  $  355,821
Gross profit.........................................      19,700      20,879      23,196      26,356      90,131
Operating income.....................................       2,782       2,631       2,615       1,974      10,002
Net income...........................................       2,010       1,770       1,668         697       6,145
Pro forma net income (See Note 9)....................       1,412       1,217       1,305         587       4,521

                          U.S. OFFICE PRODUCTS COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 15 -- SUBSEQUENT EVENTS (UNAUDITED)

    BUSINESS COMBINATIONS SUBSEQUENT TO YEAR-END

    Subsequent to the completion of fiscal 1996, the Company issued 1,843,172 shares of common stock to acquire three companies in business combinations accounted for under the pooling-of-interests method. The Company also acquired 14 companies and the remaining 49% of Blue Star in business combinations accounted for under the purchase method for $65,333, consisting of 1,663,692 shares of common stock with a market value of $44,149 and cash of $21,184. In addition, the Company considers the consummation to be probable of a total of 46 additional businesses (the "Pending Acquisitions"). The Pending Acquisitions provide for consideration of $286,740, consisting of 7,206,323 shares of common stock with a market value of $254,659 and cash of $32,081.

    The following presents the unaudited pro forma results of operations of the Company for fiscal 1996 as if the acquisitions described above had been consummated as of the beginning of fiscal 1996. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets, reductions in executive compensation, the inclusion of a federal income tax provision and the removal of certain restructuring costs:

                                                      FISCAL YEAR
                                                    ENDED APRIL 30,
                                                          1996
                                                    ----------------
Revenues..........................................    $  1,735,166
Net income........................................          28,152
Net income per share..............................             .71

    The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1996, or the results which may occur in the future.

    ISSUANCE OF CONVERTIBLE SUBORDINATED NOTES

    In May 1996, the Company completed an offshore offering and a concurrent private placement of $230,000, principal amount of 5 1/2% Convertible Subordinated Notes due 2003, including the underwriters' over-allotment option of $30,000. The underwriters exercised their over-allotment option in June 1996. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $223,000.

    REVOLVING CREDIT FACILITY

    In June 1996, the Company entered into a commitment letter with a bank, subject to the satisfaction of a number of conditions, including execution of a definitive credit agreement and related documentation, pursuant to which a syndicate of financial institutions with the bank, as agent, will provide a $250,000 revolving credit facility (the "Credit Facility") bearing interest, at the Company's option, at the bank's base rate, plus an applicable margin of up to 1.25%, or a eurodollar rate plus an applicable margin of up to 2.5%. The Credit Facility is expected to be secured by all of the assets of the Company and is expected to contain customary covenants, including financial covenants with respect to the Company's net worth and fixed charges coverage ratio and customary default provisions relating to non-payment of principal and interest, default under other debt agreements, bankruptcy and changes of control events.

                                                                     SCHEDULE II

                          U.S. OFFICE PRODUCTS COMPANY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                FISCAL YEARS ENDED APRIL 30, 1994, 1995 AND 1996

                                                              ADDITIONS
                                                     ----------------------------
                                        BALANCE AT    CHARGED TO                                                     BALANCE AT
                                       BEGINNING OF   COSTS AND      CHARGED TO                                        END OF
DESCRIPTION                 DATE          PERIOD       EXPENSES    OTHER ACCOUNTS    DEDUCTIONS         DATE           PERIOD
- ---------------------  --------------  ------------  ------------  --------------  --------------  ---------------  ------------
Allowance for
 doubtful accounts...  May 1, 1993     $    310,000  $    279,000                  $  (240,000)(b) April 30, 1994   $    349,000
                       May 1, 1994          349,000       454,000  $    182,000(a)    (499,000)(b) April 30, 1995        486,000
                       May 1, 1995          486,000     1,083,000     2,114,000(a)    (899,000)(b) April 30, 1996      2,784,000
Accumulated
 Amortization of
 Intangibles.........  May 1, 1993     $  1,056,000  $    489,000                                  April 30, 1994   $  1,545,000
                       May 1, 1994        1,545,000       542,000                  $  (899,000)(c) April 30, 1995      1,188,000
                       May 1, 1995        1,188,000     1,978,000                     (824,000)(c) April 30, 1996      2,342,000

- ------------------------
(a)  Allowance for doubtful accounts acquired in purchase acquisitions.

(b) Represents write-offs of uncollectible accounts receivable.

(c)  Represents write-offs of fully amortized intangible assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from the definitive proxy statement with respect to the 1996 Annual Meeting of Stockholders (the "Proxy Statement") which the Company will file with the Securities and Exchange Commission (the "Commission") not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) IDENTIFICATION OF DIRECTORS. Information required by this Item will be set forth under the caption "Proposal 1, Election of Directors -- Nominees for Election at this Annual Meeting", which information is incorporated herein by reference.

    (b)  IDENTIFICATION  OF EXECUTIVE  OFFICERS.  Information  required by  this
Item  is set forth under  the caption "Executive Officers  of the Company" under
Part I, Item 1 of this Report, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information required by this Item will be set forth under the captions "Executive Compensation" and "Proposal 1, Election of Directors -- Directors' Remuneration" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item will be set forth under the caption "Stock Ownership" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item will be set forth under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

        1.  FINANCIAL STATEMENTS (See Item 8 hereof.)

           Report of Independent Accountants

           Consolidated Balance Sheet as of April 30, 1996 and 1995

           Consolidated Statement of Income for the years ended April 30, 1996, 1995 and 1994

           Consolidated Statement of Stockholders' Equity for the fiscal years ended April 30, 1996, 1995 and 1994

           Consolidated Statement of Cash Flows for years ended April 30, 1996, 1995 and 1994

           Notes to Consolidated Financial Statements

           Quarterly Financial Data (unaudited)

        2.  FINANCIAL STATEMENT SCHEDULES (See Item 8 hereof.)

           Schedule II -- Valuation and Qualifying Accounts and Reserves.

           All schedules, other than those outlined above, are omitted as the information is not required or is otherwise furnished.

        3.  EXHIBITS

  NUMBER                                                   DESCRIPTION
- -----------  --------------------------------------------------------------------------------------------------------
       3.1   Amended and Restated Certificate of Incorporation of U.S. Office Products Company (Exhibit 3.1 of the
              Company's Registration Statement on Form S-1 (File No. 33-80553) is hereby incorporated by reference)

       3.2   Amended and Restated Bylaws of U.S. Office Products Company.

       4.1   Form of Indenture relating to the Company's $143.75 million 5 1/2% Convertible Subordinated Notes due
              2001 (including form of Note) (Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File
              No. 33-80553) is hereby incorporated by reference)

       4.2   Form of Indenture relating to the Company's $230.0 million 5 1/2% Convertible Subordinated Notes due
              2003 (including form of Note)

       4.3   Registration Rights Agreement, dated as of May 22, 1996, by and among the Company and Robertson Stephens
              & Company LLC and Natwest Securities Limited, as Managers

     *10.1   U.S. Office Products Company Amended and Restated 1994 Long-Term Incentive Plan, as amended (Exhibit A to the Company's Proxy Statement, dated August 28, 1995, is hereby incorporated by reference)

     *10.2   Form of Employment Agreement for Jonathan J. Ledecky (Exhibit 10.3 of the Company's Registration
              Statement on Form S-1 (File No. 33-88096) is hereby incorporated by reference)

     *10.3   Employment Agreement for Timothy Flynn (Exhibit 10.4 of the Company's Post-Effective Amendment No. 6 to
              the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

     *10.4   Employment Agreement for Thomas Reaser (Exhibit 10.5 of the Company's Post-Effective Amendment No. 6 to
              the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

     *10.5   Employment Agreement for Jack L. Becker (Exhibit 10.6 of the Company's Post-Effective Amendment No. 6 to
              the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

     *10.6   Employment Agreement for Ralph K. Burgess (Exhibit 10.7 of the Company's Post-Effective Amendment No. 6
              to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

     *10.7   Employment Agreement for Martin S. Pinson (Exhibit 10.13 of the Company's Registration Statement on Form
              S-1 (File No. 33-93956) is hereby incorporated by reference)

     *10.8   Employment Agreement for Donald H. Platt (Exhibit 10.14 of the Company's Post-Effective Amendment No. 2
              to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

     *10.9   Form of Employment Agreement for Roger Choquette (Exhibit 10.15 of the Company's Post-Effective
              Amendment No. 2 to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

     *10.10  Employment Agreement for Clifton B. Phillips (Exhibit 10.21 of the Company's Pre-Effective Amendment No.
              1 to the Registration Statement on Form S-1 (File No. 33-80117) is hereby incorporated by reference)

     *10.11  Employment Agreement for David Gezon (Exhibit 10.22 of the Company's Pre-Effective Amendment No. 1 to
              the Registration Statement on Form S-1 (File No. 33-80117) is hereby incorporated by reference)

  NUMBER                                                   DESCRIPTION
- -----------  --------------------------------------------------------------------------------------------------------
     *10.12  Employment Agreement for David C. Copenhaver (Exhibit 10.23 of the Company's Pre-Effective Amendment No.
              1 to the Registration Statement on Form S-1 (File No. 33-80117) is hereby incorporated by reference)

     *10.13  Employment Agreement for Mark A. Sorgenfrei (Exhibit 10.24 of the Company's Pre-Effective Amendment No.
              1 to the Registration Statement on Form S-1 (File No. 33-80117) is hereby incorporated by reference)

     *10.14  Employment Agreement for Mark D. Director

      10.15  Credit and Security Agreement, dated June 26, 1995, between the Company and First Bank National
              Association (Exhibit 10.12 of the Company's Post-Effective Amendment No. 2 to the Registration
              Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.16  Agreement and Plan of Reorganization, dated as of December 29, 1994, by and among U.S. Office Supply
              Company, Andrews Acquisition Corp., Andrews Office Supply & Equipment Company, and the Stockholders
              named therein (Exhibit 2.1 of the Company's Registration Statement on Form S-1 (File No. 33-88096) is
              hereby incorporated by reference)

      10.17  Agreement and Plan of Reorganization, dated as of November 18, 1994, by and among U.S. Office Supply
              Company, Sharp Pencil Holdings, Inc., GOP Acquisition Corp., General Office Products Company, Sharp
              Pencil Holdings, Inc. and the Stockholders named therein (Exhibit of the Company's Registration
              Statement on Form S-1 (File No. 33-88096) is hereby incorporated by reference)

      10.18  Agreement and Plan of Reorganization, dated as of November 18, 1994, by and among U.S. Office Supply
              Company, Burgess Acquisition Corp., Burgess, Anderson & Tate, Inc. and the Stockholders named therein
              (Exhibit 2.3 of the Company's Registration Statement on Form S-1 (File No. 33-88096) is hereby incorporated by reference)

      10.19  Agreement and Plan of Reorganization, dated as of December 2, 1994, by and among U.S. Office Supply
              Company, Dameron-Pierson Acquisition Corp., Dameron-Pierson Company, Limited and the Stockholders named therein (Exhibit 2.4 of the Company's Registration Statement on Form S-1 (File No. 33-88096) is hereby incorporated by reference)

      10.20  Agreement and Plan of Reorganization, dated as of December 20, 1994, by and among U.S. Office Supply
              Company, Office Works Acquisition Corp., The Office Works, Inc. and the Stockholders named therein
              (Exhibit 2.5 of the Company's Registration Statement on Form S-1 (File No. 33-88096) is hereby incorporated by reference)

      10.21  Asset Purchase Agreement dated as of December 22, 1994, by and among U.S. Office Supply Company, DeKalb
              Acquisition Corp. and DeKalb Office Environments, Inc. (Exhibit 2.6 of the Company's Registration
              Statement on Form S-1 (File No. 33-88096) is hereby incorporated by reference)

      10.22  Merger Agreement, dated as of January 31, 1996, by and among U.S. Office Products Company, Oak Brook
              Office Supply & Equipment Corporation, Oak Brook Acquisition Corp., and the Stockholders named therein
              (Exhibit 2.7 of the Company's Post-Effective Amendment No. 1 to Form S-1 (File No.33-80117) is hereby incorporated by reference)

      10.23  Stock Purchase Agreement, dated as of January 31, 1996, by and between U.S. Office Products Company and
              Eric John Watson (Exhibit 2.8 of the Company's Post-Effective Amendment No. 1 to Form S-1 (File No.
              33-80117) is hereby incorporated by reference)

      10.24  Amendment to Stock Purchase Agreement, dated as of June 20, 1996, by and between the Company and Eric
              John Watson

  NUMBER                                                   DESCRIPTION
- -----------  --------------------------------------------------------------------------------------------------------
      10.25  Merger Agreement dated March 15, 1995 among U.S. Office Products Company, the H.H. West Company, a
              Wisconsin corporation, the H.H. West Company, a Delaware corporation and the stockholders named therein
              (Exhibit 2.1 to the Company's Form 8-K (Commission file No. 0-25372) dated March 15, 1995 is hereby incorporated by reference)

      10.26  Merger Agreement, dated as of May 16, 1995, among U.S. Office Products Company, Coffee Butler
              Acquisition Corp., Coffee Butler Service, Inc., and the stockholders named therein (Exhibit 2.1 of the
              Current Report on Form 8-K dated May 16, 1995, filed with the Commission on May 22, 1995 (Commission file No. 0-25372), is hereby incorporated by reference)

      10.27  Merger Agreement, dated as of June 8, 1995, among U.S. Office Products Company, C.W. Mills Paper
              Company, C.W. Mills Acquisition Corp. and the stockholders named therein (Exhibit 10.10 of the
              Company's Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.28  Merger Agreement dated as of June 12, 1995, among U.S. Office Products Company, Mills Morris Arrow,
              Inc., Mills Morris Arrow Acquisition Corp. and the stockholders named therein (Exhibit 10.11 of the
              Company's Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.29  Amendment No. 1 to Merger Agreement, dated as of July 27, 1995, among U.S. Office Products Company,
              Coffee Butler Acquisition Corp., Coffee Butler Service, Inc., and the stockholders named therein
              (Exhibit 10.16 Company's Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.30  Amendment No. 1 to Merger Agreement, dated as of July 27, 1995, among U.S. Office Products Company, C.W.
              Mills Paper Company, C.W. Mills Acquisition Corp. and the stockholders named therein (Exhibit 10.17 of the Company's Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.31  Amendment No. 1 to Merger Agreement, dated as of July 27, 1995, among U.S. Office Products Company,
              Mills Morris Arrow, Inc., Mills Morris Arrow Acquisition Corp. and the stockholders named therein
              (Exhibit 10.18 of the Company's Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.32  Asset Purchase Agreement, dated as of August 16, 1995, among OSCO Acquisition Corp., MISSCO Corporation of Jackson and U.S. Office Products Company (Exhibit 10.19 of the Company's Post-Effective Amendment
              No. 6 to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.33  Form of Merger Agreement, dated as of August 16, 1995, among U.S. Office Products Company, Smith-Wilson
              Co., a Florida corporation, Smith-Wilson Acquisition Corp., a Delaware corporation, Copenhaver
              Holdings, Incorporated, a Florida corporation and the stockholders named therein (Exhibit 10.20 of the
              Company's Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 33-89978)
              is hereby incorporated by reference)

      10.34  Assets Purchase Agreement, dated as of January 12, 1996, among U.S. Office Products Company, Emmons-Napp
              Office Products, Inc. and EN Acquisition Corp. (Exhibit 2.1 of the Company's Current Report on Form 8-K
              (File No. 0-25372), filed on January 31, 1996, is hereby incorporated by reference)

      10.35  Agreement and Plan of Reorganization, dated as of January 10, 1996, by and among U.S. Office Products
              Company, National Office Supply, Inc., Tuscarawas Office Supply, Inc., Stark Office Supply, Inc. and
              NST Acquisition Corp. (Exhibit 2.2 of the Company's Current Report on Form 8-K (File No. 0-25372),
              filed on January 31, 1996, is hereby incorporated by reference)

  NUMBER                                                   DESCRIPTION
- -----------  --------------------------------------------------------------------------------------------------------
      10.36  Amendment No. 2 to Merger Agreement, dated August 10, 1995, by and among C.W. Mills, C.W. Mills
              Acquisition Corp., U.S. Office Products Company and certain stockholders named therein (Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 0-25372), filed on February 21, 1996, is hereby incorporated by reference)

      10.37  Agreement and Plan of Reorganization, dated as of April 29, 1996, by and among School Specialty, School
              Acquisition Corp, U.S. Office Products Company and certain other investors of School Specialty named therein (Exhibit 2.2 of the Company's Current Report on Form 8-K (File No. 0-25372), filed on May 17,
              1996, is hereby incorporated by reference)

      11     Statement Re Computation of Per Share Earnings

      21.1   List of subsidiaries of U.S. Office Products Company

      23.1   Consent of Price Waterhouse LLP

      27     Financial Data Schedule

- ------------------------
*Management contract or compensatory plan or arrangement.

    (b)   REPORTS ON  FORM 8-K.   During  the last  quarter of  the fiscal  year
covered by this report, the Company filed the following Current Reports on Form 8-K:

         i. Form 8-K dated August 2, 1995 and filed with the Commission on February 21, 1996 reporting information under Item 2.

         ii. Form 8-K dated August 18, 1995 and filed with the Commission on February 21, 1996 reporting information under Item 2.

        iii. Form 8-K dated October 18, 1995 and filed with the Commission on February 21, 1996 reporting information under Item 2.

         iv. Form 8-K dated March 7, 1996 and filed with the Commission on March 27, 1996 reporting informatiom under Items 5 and 7.

            FINANCIAL STATEMENTS FILED:

            (a)   Pro forma financial information as of January 31, 1996 and for the year ended April 30, 1995 and the nine months ended January 31, 1995 and 1996, reflecting pending and consummated acquisitions by the Company.

            (b) Pro forma  financial information  for the year  ended April  30,
               1994 and 1993, reflecting pending and consummated acquisitions by the Company accounted for under the pooling-of-interests method.

            (c)   Consolidated financial statements of School Specialty, Inc. as of December 31, 1995 and 1994 and for the years then ended.

            (d) Financial statements of The J. Thayer Company as of December 31,
               1995 and for the year then ended.

            (e) Consolidated financial statements of Radar Holdings  Corporation as of June 30, 1995 and for the year then ended and as of December 31, 1995 and for the six months ended December 31, 1995 and 1994.

            (f)    Consolidated financial  statements  of Raleigh  Office Supply
               Company as of August 31, 1995 and for the year then ended and as of November 30, 1995 and for the three months ended November 30, 1995 and 1994.

            (g) Consolidated financial statements of Kentwood Office  Furniture,
               Inc. as of December 31, 1995 and 1994 and for the years then ended.

            (h) Consolidated  financial statements  of U-Bix  Business  Machines
               Limited as of June 30, 1995 and for the year then ended and for the six months ended December 31, 1995.

         v. Form 8-K dated April 19, 1996 and filed with the Commission on April 19, 1996 reporting information under Items 5 and 7.

            FINANCIAL STATEMENTS FILED: Supplemental consolidated financial statements as of April 30, 1995 and 1994 and for each year in the three year period ended April 30, 1995 and as of January 31, 1996 and for the nine months ended January 31, 1996 and 1995 (unaudited).

                                   SIGNATURES

    Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on July 15, 1996.

                                          U.S. OFFICE PRODUCTS COMPANY

                                          By: /s/ JONATHAN J. LEDECKY

                                             -----------------------------------
                                              Name: Jonathan J. Ledecky
                                             Title: Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                      CAPACITY IN WHICH SIGNED                              DATE
- ------------------------------------------------  -----------------------------------------------  --------------

/s/ JONATHAN J. LEDECKY
- --------------------------------------            Chairman of the Board and Chief Executive        July 15, 1996
Jonathan J. Ledecky                                Officer (Principal Executive Officer)

/S/ DONALD H. PLATT
- --------------------------------------            Chief Financial Officer (Principal Financial     July 15, 1996
Donald H. Platt                                    Officer and Principal Accounting Officer)

/s/ TIMOTHY J. FLYNN
- --------------------------------------            Director                                         July 15, 1996
Timothy J. Flynn

/s/ THOMAS J. REASER
- --------------------------------------            Director                                         July 15, 1996
Thomas J. Reaser

/s/ JOHN K. BURGESS
- --------------------------------------            Director                                         July 15, 1996
John K. Burgess

/s/ JACK L. BECKER, JR.
- --------------------------------------            Director                                         July 15, 1996
Jack L. Becker, Jr.

/s/ CLIFTON B. PHILLIPS
- --------------------------------------            Director                                          July 8, 1996
Clifton B. Phillips

/s/ MILTON H. KUYERS
- --------------------------------------            Director                                         July 10, 1996
Milton H. Kuyers

/s/ ALLON H. LEFEVER
- --------------------------------------            Director                                          July 9, 1996
Allon H. Lefever

/s/ EDWARD J. MATHIAS
- --------------------------------------            Director                                          July 9, 1996
Edward J. Mathias

                   SIGNATURE                      CAPACITY IN WHICH SIGNED                              DATE
- ------------------------------------------------  -----------------------------------------------  --------------
/s/ JOHN A. QUELCH
- --------------------------------------            Director                                         July 15, 1996
John A. Quelch

/s/ DAVID C. GEZON
- --------------------------------------            Director                                         July 15, 1996
David C. Gezon

/s/ DAVID C. COPENHAVER
- --------------------------------------            Director                                          July 9, 1996
David C. Copenhaver

/s/ MARK A. SORGENFREI
- --------------------------------------            Director                                          July 9, 1996
Mark A. Sorgenfrei

                               INDEX TO EXHIBITS

  NUMBER                                               DESCRIPTION
- -----------  ------------------------------------------------------------------------------------------------
       3.1   Amended and Restated Certificate of Incorporation of U.S. Office Products Company (Exhibit 3.1
              of the Company's Registration Statement on Form S-1 (File No. 33-80553) is hereby incorporated by reference)

       3.2   Amended and Restated Bylaws of U.S. Office Products Company.

       4.1   Form of Indenture relating to the Company's $143.75 million 5 1/2% Convertible Subordinated
              Notes due 2001 (including form of Note) (Exhibit 4.1 of the Company's Registration Statement on
              Form S-1 (File No. 33-80553) is hereby incorporated by reference)

       4.2   Form of Indenture relating to the Company's $230.0 million 5 1/2% Convertible Subordinated Notes due 2003 (including form of Note)

       4.3   Registration Rights Agreement, dated as of May 22, 1996, by and among the Company and Robertson
              Stephens & Company LLC and Natwest Securities Limited, as Managers

      10.1   U.S. Office Products Company Amended and Restated 1994 Long-Term Incentive Plan, as amended
              (Exhibit A to the Company's Proxy Statement, dated August 28, 1995, is hereby incorporated by reference)

      10.2   Form of Employment Agreement for Jonathan J. Ledecky (Exhibit 10.3 of the Company's Registration
              Statement on Form S-1 (File No. 33-88096) is hereby incorporated by reference)

      10.3   Employment Agreement for Timothy Flynn (Exhibit 10.4 of the Company's Post-Effective Amendment
              No. 6 to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.4   Employment Agreement for Thomas Reaser (Exhibit 10.5 of the Company's Post-Effective Amendment
              No. 6 to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.5   Employment Agreement for Jack L. Becker (Exhibit 10.6 of the Company's Post-Effective Amendment
              No. 6 to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.6   Employment Agreement for Ralph K. Burgess (Exhibit 10.7 of the Company's Post-Effective
              Amendment No. 6 to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.7   Employment Agreement for Martin S. Pinson (Exhibit 10.13 of the Company's Registration Statement
              on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.8   Employment Agreement for Donald H. Platt (Exhibit 10.14 of the Company's Post-Effective
              Amendment No. 2 to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.9   Form of Employment Agreement for Roger Choquette (Exhibit 10.15 of the Company's Post-Effective
              Amendment No. 2 to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.10  Employment Agreement for Clifton B. Phillips (Exhibit 10.21 of the Company's Pre-Effective
              Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-80117) is hereby incorporated by reference)

  NUMBER                                               DESCRIPTION
- -----------  ------------------------------------------------------------------------------------------------
      10.11  Employment Agreement for David Gezon (Exhibit 10.22 of the Company's Pre-Effective Amendment No.
              1 to the Registration Statement on Form S-1 (File No. 33-80117) is hereby incorporated by reference)

      10.12  Employment Agreement for David C. Copenhaver (Exhibit 10.23 of the Company's Pre-Effective
              Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-80117) is hereby incorporated by reference)

      10.13  Employment Agreement for Mark A. Sorgenfrei (Exhibit 10.24 of the Company's Pre-Effective
              Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-80117) is hereby incorporated by reference)

      10.14  Employment Agreement for Mark D. Director

      10.15  Credit and Security Agreement, dated June 26, 1995, between the Company and First Bank National
              Association (Exhibit 10.12 of the Company's Post-Effective Amendment No. 2 to the Registration
              Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.16  Agreement and Plan of Reorganization, dated as of December 29, 1994, by and among U.S. Office
              Supply Company, Andrews Acquisition Corp., Andrews Office Supply & Equipment Company, and the
              Stockholders named therein (Exhibit 2.1 of the Company's Registration Statement on Form S-1
              (File No. 33-88096) is hereby incorporated by reference)

      10.17  Agreement and Plan of Reorganization, dated as of November 18, 1994, by and among U.S. Office
              Supply Company, Sharp Pencil Holdings, Inc., GOP Acquisition Corp., General Office Products
              Company, Sharp Pencil Holdings, Inc. and the Stockholders named therein (Exhibit of the
              Company's Registration Statement on Form S-1 (File No. 33-88096) is hereby incorporated by reference)

      10.18  Agreement and Plan of Reorganization, dated as of November 18, 1994, by and among U.S. Office
              Supply Company, Burgess Acquisition Corp., Burgess, Anderson & Tate, Inc. and the Stockholders
              named therein (Exhibit 2.3 of the Company's Registration Statement on Form S-1 (File No.
              33-88096) is hereby incorporated by reference)

      10.19  Agreement and Plan of Reorganization, dated as of December 2, 1994, by and among U.S. Office
              Supply Company, Dameron-Pierson Acquisition Corp., Dameron-Pierson Company, Limited and the
              Stockholders named therein (Exhibit 2.4 of the Company's Registration Statement on Form S-1
              (File No. 33-88096) is hereby incorporated by reference)

      10.20  Agreement and Plan of Reorganization, dated as of December 20, 1994, by and among U.S. Office
              Supply Company, Office Works Acquisition Corp., The Office Works, Inc. and the Stockholders
              named therein (Exhibit 2.5 of the Company's Registration Statement on Form S-1 (File No.
              33-88096) is hereby incorporated by reference)

      10.21  Asset Purchase Agreement dated as of December 22, 1994, by and among U.S. Office Supply Company,
              DeKalb Acquisition Corp. and DeKalb Office Environments, Inc. (Exhibit 2.6 of the Company's
              Registration Statement on Form S-1 (File No. 33-88096) is hereby incorporated by reference)

      10.22  Merger Agreement, dated as of January 31, 1996, by and among U.S. Office Products Company, Oak
              Brook Office Supply & Equipment Corporation, Oak Brook Acquisition Corp., and the Stockholders
              named therein (Exhibit 2.7 of the Company's Post-Effective Amendment No. 1 to Form S-1 (File
              No.33-80117) is hereby incorporated by reference)

  NUMBER                                               DESCRIPTION
- -----------  ------------------------------------------------------------------------------------------------
      10.23  Stock Purchase Agreement, dated as of January 31, 1996, by and between U.S. Office Products
              Company and Eric John Watson (Exhibit 2.8 of the Company's Post-Effective Amendment No. 1 to
              Form S-1 (File No. 33-80117) is hereby incorporated by reference)

      10.24  Amendment to Stock Purchase Agreement, dated as of June 20, 1996, by and between the Company and
              Eric John Watson

      10.25  Merger Agreement dated March 15, 1995 among U.S. Office Products Company, the H.H. West Company, a Wisconsin corporation, the H.H. West Company, a Delaware corporation and the stockholders named therein (Exhibit 2.1 to the Company's Form 8-K (Commission file No. 0-25372) dated March
              15, 1995 is hereby incorporated by reference)

      10.26  Merger Agreement, dated as of May 16, 1995, among U.S. Office Products Company, Coffee Butler
              Acquisition Corp., Coffee Butler Service, Inc., and the stockholders named therein (Exhibit 2.1 of the Current Report on Form 8-K dated May 16, 1995, filed with the Commission on May 22, 1995
              (Commission file No. 0-25372), is hereby incorporated by reference)

      10.27  Merger Agreement, dated as of June 8, 1995, among U.S. Office Products Company, C.W. Mills Paper
              Company, C.W. Mills Acquisition Corp. and the stockholders named therein (Exhibit 10.10 of the
              Company's Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.28  Merger Agreement dated as of June 12, 1995, among U.S. Office Products Company, Mills Morris
              Arrow, Inc., Mills Morris Arrow Acquisition Corp. and the stockholders named therein (Exhibit
              10.11 of the Company's Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.29  Amendment No. 1 to Merger Agreement, dated as of July 27, 1995, among U.S. Office Products
              Company, Coffee Butler Acquisition Corp., Coffee Butler Service, Inc., and the stockholders named therein (Exhibit 10.16 Company's Registration Statement on Form S-1 (File No. 33-93956)
              is hereby incorporated by reference)

      10.30  Amendment No. 1 to Merger Agreement, dated as of July 27, 1995, among U.S. Office Products
              Company, C.W. Mills Paper Company, C.W. Mills Acquisition Corp. and the stockholders named therein (Exhibit 10.17 of the Company's Registration Statement on Form S-1 (File No. 33-93956)
              is hereby incorporated by reference)

      10.31  Amendment No. 1 to Merger Agreement, dated as of July 27, 1995, among U.S. Office Products
              Company, Mills Morris Arrow, Inc., Mills Morris Arrow Acquisition Corp. and the stockholders named therein (Exhibit 10.18 of the Company's Registration Statement on Form S-1 (File No.
              33-93956) is hereby incorporated by reference)

      10.32  Asset Purchase Agreement, dated as of August 16, 1995, among OSCO Acquisition Corp., MISSCO
              Corporation of Jackson and U.S. Office Products Company (Exhibit 10.19 of the Company's
              Post-Effective Amendment No. 6 to the Registration Statement on Form S-1 (File No. 33-89978) is
              hereby incorporated by reference)

      10.33  Form of Merger Agreement, dated as of August 16, 1995, among U.S. Office Products Company,
              Smith-Wilson Co., a Florida corporation, Smith-Wilson Acquisition Corp., a Delaware corporation, Copenhaver Holdings, Incorporated, a Florida corporation and the stockholders named therein (Exhibit 10.20 of the Company's Post-Effective Amendment No. 5 to the
              Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

  NUMBER                                               DESCRIPTION
- -----------  ------------------------------------------------------------------------------------------------
      10.34  Assets Purchase Agreement, dated as of January 12, 1996, among U.S. Office Products Company,
              Emmons-Napp Office Products, Inc. and EN Acquisition Corp. (Exhibit 2.1 of the Company's
              Current Report on Form 8-K (File No. 0-25372), filed on January 31, 1996, is hereby incorporated by reference)

      10.35  Agreement and Plan of Reorganization, dated as of January 10, 1996, by and among U.S. Office
              Products Company, National Office Supply, Inc., Tuscarawas Office Supply, Inc., Stark Office
              Supply, Inc. and NST Acquisition Corp. (Exhibit 2.2 of the Company's Current Report on Form 8-K
              (File No. 0-25372), filed on January 31, 1996, is hereby incorporated by reference)

      10.36  Amendment No. 2 to Merger Agreement, dated August 10, 1995, by and among C.W. Mills, C.W. Mills
              Acquisition Corp., U.S. Office Products Company and certain stockholders named therein (Exhibit
              2.1 of the Company's Current Report on Form 8-K (File No. 0-25372), filed on February 21, 1996, is hereby incorporated by reference)

      10.37  Agreement and Plan of Reorganization, dated as of April 29, 1996, by and among School Specialty,
              School Acquisition Corp, U.S. Office Products Company and certain other investors of School
              Specialty named therein (Exhibit 2.2 of the Company's Current Report on Form 8-K (File No.
              0-25372), filed on May 17, 1996, is hereby incorporated by reference)

      11     Statement Re Computation of Per Share Earnings

      21.1   List of subsidiaries of U.S. Office Products Company

      23.1   Consent of Price Waterhouse LLP

      27     Financial Data Schedule