Form 10-Q
period 1996-07-27
US OFFICE PRODUCTS CO
filed 1996-09-10
CIK 934852

- -------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  -------------------

                         Commission File Number 0-25372

                          U.S. OFFICE PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)

               Delaware                                    52-1906050
     (State of other jurisdiction                       (I.R.S. Employer
    incorporation or organization.)                    Identification No.)

      1440 New York Avenue, N.W.
               Suite 310
           Washington, D.C.                                   20005
(Address of principal executive offices)                    (Zip Code)

                                 (202) 628-9500
              (Registrant's telephone number, including area code)

           The Registrant's former fiscal year ended on April 30, 1996
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

     As of September 10, 1996, there were 40,348,543 shares of common stock outstanding.

- -------------------------------------------------------------------------------

                         U.S. OFFICE PRODUCTS COMPANY
                                    INDEX

                                                                                           Page No.
                                                                                           --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
         July 27, 1996 (unaudited) and April 30, 1996

        Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .4
         For the three months ended July 27, 1996 (unaudited) and July 31, 1995 (unaudited)

        Consolidated Statement of Cash Flows   . . . . . . . . . . . . . . . . . . . . . . . . .5
         For the three months ended July 27, 1996 (unaudited) and July 31, 1995 (unaudited)

        Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .7


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9


PART II - OTHER INFORMATION

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . 14


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17


                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        U.S. OFFICE PRODUCTS COMPANY
                         CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        July 27,     April 30,
      ASSETS                                              1996         1996
      ------                                              ----         ----
                                                      (Unaudited)

Current assets:
 Cash and cash equivalents                            $   98,947     $ 170,592
 Accounts receivable, less allowance for doubtful
   accounts of $4,284 and $3,179, respectively           230,385       147,907
 Inventory                                               190,665       103,312
 Lease receivables                                        29,561        24,808
 Prepaid expenses and other current assets                28,407        24,317
                                                      ----------     ---------
   Total current assets                                  577,965       470,936

Property and equipment, net                              145,687        65,736
Intangible assets, net                                   396,835       141,364
Lease receivables                                         46,232        47,005
Other assets                                              25,117        16,614
                                                      ----------     ---------
   Total assets                                       $1,191,836     $ 741,655
                                                      ----------     ---------
                                                      ----------     ---------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
 Short-term debt                                      $  155,838     $ 114,065
 Accounts payable                                        142,493        83,221
 Accrued compensation                                     16,983        14,758
 Other accrued liabilities                                49,029        22,164
                                                      ----------     ---------
   Total current liabilities                             364,343       234,208

Long-term debt                                           427,138       178,529
Deferred income taxes                                      6,427         6,910
Other long-term liabilities                                3,199         1,686
                                                      ----------     ---------
   Total liabilities                                     801,107       421,333
                                                      ----------     ---------

Minority Interest                                          2,557         6,023
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.001 par value, 500,000 shares
   authorized, none outstanding
 Common stock, $.001 par value, 100,000,000 shares
   authorized, 38,614,209 and 35,874,355 shares issued
   and outstanding, respectively                              39            36
 Additional paid-in capital                              356,423       291,109
 Cumulative translation adjustment                         2,626           482
 Retained earnings                                        29,084        22,672
                                                      ----------     ---------
   Total stockholders' equity                            388,172       314,299
                                                      ----------     ---------
   Total liabilities and stockholders' equity         $1,191,836     $ 741,655
                                                      ----------     ---------
                                                      ----------     ---------

         See accompanying notes to consolidated financial statements.

                            U.S. OFFICE PRODUCTS COMPANY
                        CONSOLIDATED STATEMENT OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 Three Months Ended
                                                                --------------------
                                                                July 27,    July 31,
                                                                  1996       1995
                                                                  ----       ----
Revenues                                                        $352,638   $166,742
Cost of revenues                                                 253,017    124,785
                                                                --------   --------
   Gross profit                                                   99,621     41,957

Selling, general and administrative expenses                      82,561     41,033
Nonrecurring acquisition costs                                     1,656      4,671
                                                                --------   --------
   Operating income (loss)                                        15,404     (3,747)

Other (income) expense:
 Interest expense                                                  6,949      2,082
 Interest income                                                  (4,185)      (142)
 Minority interest in net income of subsidiary                       206
 Other                                                              (222)       (99)
                                                                --------   --------
Income (loss) before provision (benefit) for income taxes         12,656     (5,588)
Provision (benefit) for income taxes                               5,152     (1,469)
                                                                --------   --------
Net income (loss)                                               $  7,504   $ (4,119)
                                                                --------   --------
                                                                --------   --------

Net income (loss) per share                                     $    .20   $   (.18)
                                                                --------   --------
                                                                --------   --------

Pro forma net income (loss) (see Note 3)                        $  7,107   $ (3,072)
                                                                --------   --------
                                                                --------   --------

Pro forma net income (loss) per share                           $    .18   $   (.14)
                                                                --------   --------
                                                                --------   --------




                   See accompanying notes to consolidated financial statements.

                               U.S. OFFICE PRODUCTS COMPANY
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (IN THOUSANDS)
                                      (UNAUDITED)



                                                                             Three Months Ended
                                                                            -------------------
                                                                            July 27,   July 31,
                                                                              1996       1995
                                                                              ----      -----
Cash flows from operating activities:
 Net income (loss)                                                        $   7,504   $ (4,119)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                             4,782      1,794
    Deferred income taxes                                                       888        (55)
    Deferred revenue                                                          2,958
    Write-off of deferred compensation                                       (1,501)
    Minority interest in net income of subsidiary                               221
    Changes in assets and liabilities (net of assets
     acquired and liabilities assumed in business
     combinations):
     Accounts receivable                                                    (24,066)    12,032
     Lease receivables                                                       (3,087)
     Inventory                                                               (1,879)    (5,338)
     Prepaid expenses and other current assets                                1,547     (2,528)
     Accounts payable                                                         3,900      4,399
     Accrued liabilities                                                      4,974       (354)
                                                                          ---------   --------
    Net cash provided by (used in) operating activities                      (3,759)     5,831
                                                                          ---------   --------

Cash flows from investing activities:
 Additions to property and equipment, net of disposals                       (9,683)    (1,277)
 Cash used in acquisitions                                                 (205,458)    (5,389)
 Other                                                                       (1,139)    (1,519)
                                                                          ---------   --------
    Net cash used in investing activities                                  (216,280)    (8,185)
                                                                          ---------   --------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                                   225,000      2,519
 Payments of long-term debt                                                 (54,384)    (2,137)
 Increases (decreases) in short-term debt                                   (25,638)     1,153
 Proceeds from exercise of stock options and warrants                         1,980
 Proceeds from issuance of common stock in Employee
  Stock Purchase Plan and exercise of stock options                           1,602
 Contribution of capital by stockholder of Pooled Company                       729
 Adjustment to conform fiscal year-ends of certain Pooled Companies             (78)      (370)
 Payment of dividends                                                          (978)      (573)
                                                                          ---------   --------
    Net cash provided by financing activities                               148,233        592
                                                                          ---------   --------

Effect of exchange rates on cash and cash equivalents                           161
Net decrease in cash and cash equivalents                                   (71,645)    (1,762)
Cash and cash equivalents at beginning of period                            170,592      2,625
                                                                          ---------   --------
Cash and cash equivalents at end of period                                $  98,947   $    863
                                                                          ---------   --------
                                                                          ---------   --------

                                             (Continued)

                             U.S. OFFICE PRODUCTS COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)
                                     (CONTINUED)


                                                          Three Months Ended
                                                          ------------------
                                                          July 27,   July 31,
                                                            1996      1995
                                                            ----      ----
Supplemental disclosures of cash flow information:

 Interest paid                                              $ 1,646   $  809
 Income taxes paid                                          $ 1,297   $  987

The Company issued common stock and cash in connection with certain business combinations for the three months ended July 27, 1996 and July 31,1995. The fair values of the assets acquired and liabilities assumed at the dates of consummation of the acquisitions are presented as follows:

                                                          Three Months Ended
                                                          ------------------
                                                          July 27,   July 31,
                                                            1996       1995
                                                            ----       ----
 Accounts receivable                                     $ 51,941    $ 1,812
 Inventory                                                 84,987      1,667
 Prepaid expenses and other current assets                  5,706        408
 Property and equipment                                    74,144      4,536
 Intangible assets                                        252,250      3,268
 Other assets                                               2,027        156
 Short-term debt                                          (65,695)    (3,781)
 Accounts payable                                         (56,886)      (274)
 Accrued liabilities                                      (12,389)      (225)
 Long-term debt                                           (73,622)    (2,178)
                                                         --------    -------
 Net assets acquired                                     $262,463    $ 5,389
                                                         --------    -------
                                                         --------    -------

The acquisitions were funded as follows:

 Common stock                                            $ 57,005
 Cash                                                     205,458    $ 5,389
                                                         --------    -------
                                                         $262,463    $ 5,389
                                                         --------    -------
                                                         --------    -------






                See accompanying notes to consolidated financial statements.

                          U. S. OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 27, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of U.S. Office Products Company (the "Company" or "U.S. Office Products"), the companies acquired in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates and give retroactive effect to the results of the companies acquired in business combinations accounted for under the pooling-of-interests method (the "Pooled Companies") for all periods presented.

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

On August 20, 1996, the Company's Board of Directors approved a change in the Company's fiscal year-end, effective for the 1997 fiscal year, from April 30 to the last Saturday of April.


NOTE 2 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the three months ended July 27, 1996 were as follows:

Stockholders' equity balance at April 30, 1996           $314,299
 Issuance of common stock in connection
  with business combinations                               57,005
 Issuance of common stock for employee
  stock purchase plan, net of expenses                      1,149
 Issuance of common stock for stock options
    exercised, including tax benefits                         841
 Issuance of common stock for stock options and
  warrants at Pooled Companies prior to closing             1,980
 Cumulative translation adjustment                          2,144
 Net income                                                 7,504
 Adjustments to conform fiscal year-ends
  of certain Pooled Companies                                 (78)
 Contributions of capital at Pooled Companies
  prior to closing                                          4,306
 Dividends at Pooled Companies prior to closing              (978)
                                                         --------
Stockholders' equity balance at July 27, 1996            $388,172
                                                         --------
                                                         --------

NOTE 3 - UNAUDITED PRO FORMA INCOME TAX INFORMATION

The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if certain Pooled Companies, which were subchapter S corporations prior to their business combinations with the Company, had been subject to federal income taxes throughout the periods presented:

                                                         Three Months Ended
                                                        --------------------
                                                        July 27,    July 31,
                                                          1996        1995
                                                        --------    --------
Net income (loss) before pro forma adjustment,
  per the consolidated statement of operations            $7,504     $(4,119)
Provision (benefit) for income taxes                         397      (1,047)
                                                          ------     -------
Pro forma net income (loss)                               $7,107     $(3,072)
                                                          ------     -------
                                                          ------     -------

NOTE 4 - BUSINESS COMBINATIONS

In fiscal 1996, the Company completed a total of 40 business combinations, 14 accounted for under the pooling-of-interests method and 26 accounted for under the purchase method. During the first quarter of fiscal 1997, the Company completed a total of 28 business combinations, 10 accounted for under the pooling-of-interests method and 18 accounted for under the purchase method. Included in the business combinations completed during the first quarter of fiscal 1997 was the purchase acquisition of Whitcoulls Group Limited ("Whitcoulls"), the largest contract stationer/office products company in the Australia-New Zealand market. As the acquisition of Whitcoulls was completed on the last day of the quarter, the consolidated results of operations for the three months ended July 27, 1996 do not reflect any impact from Whitcoulls, however, the balance sheet of Whitcoulls is included in the Company's July 27, 1996 consolidated balance sheet.

As the Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented, the following presents the separate results of U.S. Office Products and the Pooled Companies for periods prior to the completion of each of the business combinations accounted for under the pooling-of-interests method:

                                         U.S. Office
                                           Products     Pooled
                                           Company     Companies   Combined
                                         -----------   ---------   --------
THREE MONTHS ENDED
JULY 27, 1996:
 Revenues                                $   316,351   $ 36,287    $352,638
 Net income                              $     6,034   $  1,470    $  7,504


THREE MONTHS ENDED
JULY 31, 1995:
 Revenues                                $   64,560    $102,182    $166,742
 Net income (loss)                       $   (3,849)    $  (270)   $ (4,119)

The following presents the unaudited pro forma results of operations of the Company for the three months ended July 27, 1996 and July 31, 1995 as if all 44 of the companies acquired in business combinations accounted for under the purchase method, completed since the beginning of fiscal 1996, had been
consummated at the beginning of fiscal year 1996.   The pro forma results of
operations include certain pro forma adjustments including the amortization of intangible assets and reductions in executive compensation:

                                                      Three Months Ended
                                                      -------------------
                                                      July 27,   July 31,
                                                        1996       1995
                                                      --------   --------
Revenues                                              $463,790   $436,506
Net income                                               8,421     (5,342)
Net income per share                                      0.21      (0.14)

The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal year 1996 or the results which may occur in the future.


NOTE 5 - SUBSEQUENT EVENTS

Subsequent to July 27, 1996, the Company has completed 11 business combinations for an aggregate purchase price of $65.4 million, consisting of approximately $16.1 million of cash and 1,709,778 shares of the Company's common stock with a market value of approximately $49.3 million.

In August 1996, the Company entered into an agreement with Bankers Trust Company (the "Bank"), whereby the Bank, or a syndicate of financial institutions including the Bank, will provide a $500 million revolving credit facility ( the "Credit Facility") bearing interest, at the Company's option, at the Bank's base rate plus an applicable margin of up to 1.25%, or a eurodollar rate plus an applicable margin of up to 2.5%. The availability under the Credit Facility is subject to certain sublimits including $100 million for working capital loans and $400 million for acquisition loans, with $180 million of the acquisition loan sublimit available and expected to be used to refinance certain outstanding indebtedness of the Company in Australia and New Zealand. The Credit Facility is secured by a majority of the assets of the Company and contains customary covenants, including financial covenants with respect to the Company's leverage and interest coverage ratios, capital expenditures, payment of dividends and purchases and sales of assets, and customary default provisions, including provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy.

In August 1996, at the Company's Annual Meeting of Stockholders, the stockholders approved, among other things, a proposal by the Board of Directors of the Company to adopt an amendment to Article Four of the Company's Restated Certificate of Incorporation to increase the number of shares of the Company's Common Stock, par value $.001 per share, authorized for issuance from 100,000,000 shares to 500,000,000 shares.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CONSOLIDATED RESULTS OF OPERATIONS

  THREE MONTHS ENDED JULY 27, 1996 COMPARED TO THREE MONTHS ENDED JULY 31, 1995

Historical revenues increased 111.5%, from $166.7 million for the three months ended July 31, 1995 to $352.6 million for the three months ended July 27, 1996. This increase was primarily due to the inclusion of revenues from 43 companies acquired in business combinations accounted for under the purchase method (the "Purchased Companies") during the last three quarters of fiscal 1996 and the first quarter of fiscal 1997 in the revenues for the three months ended July 27, 1996 and the exclusion of those revenues for the three months ended July 31, 1995.

Gross profit increased 137.4%, from $42.0 million, or 25.2% of revenues, for the three months ended July 31, 1995 to $99.6 million, or 28.3% of revenues for the three months ended July 27, 1996. The increase in gross profit as a percentage of revenues was due primarily to a shift in revenue mix resulting in a higher proportion of revenues in traditionally higher margin products, such as office coffee services, school supplies and school furniture and the Company's products sold in Australia and New Zealand.

Selling, general and administrative expenses increased 101.2%, from $41.0 million, or 24.6% of revenues, for the three months ended July 31, 1995 to $82.6 million, or 23.4% of revenues for the three months ended July 27, 1996. The increase in selling, general and administrative expenses is due primarily to the inclusion of the Purchased Companies. The decrease in selling, general and administrative expenses as a percentage of revenues is due primarily to the inclusion of the Purchased Companies, which had lower selling, general and administrative expenses as a percentage of revenues.

The Company incurred nonrecurring acquisition costs of approximately $1.7 million and $4.7 million during the three months ended July 27, 1996 and July 31, 1995, respectively, in conjunction with business combinations that were accounted for under the pooling-of-interests method. Generally accepted accounting principles require the Company to expense all acquisition costs related to the business combinations accounted for under the pooling-of-interests method. The Company expects to continue to consummate addtional acquisitions accounted for under the pooling-of-interests method.

Interest expense increased 233.9% from $2.1 million for the three months ended July 31, 1995 to $6.9 million for the three months ended July 27, 1996. This increase was due primarily to the increase in the Company's borrowings through the issuance of an aggregate of $373.75 million of 5 1/2% Convertible Subordinated Notes (the "Notes") during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997. The increase in interest expense was partially offset by an increase in interest income of $4.0 million for the three months ended July 27, 1996 compared to the three months ended July 31, 1995. The increase in interest income was primarily the result of the investment by the Company of a portion of the proceeds from the issuance of the Notes at a time when it did not need the cash for working capital or acquisition purposes.

Minority interest in net income of subsidiary represents the 49% minority interest in the net income of Blue Star Group Limited ("Blue Star"), as the Company owned 51% of Blue Star until June 1996, when it acquired the remaining 49%.

Provision for income taxes increased from a benefit of $1.5 million for the three months ended July 31, 1995 to a provision of $5.2 million for the three months ended July 27, 1996, reflecting an effective tax benefit of 26.3% for the three months ended July 31, 1995 and an effective tax rate of 40.7% for the three months ended July 27, 1996. The high effective rate for the three months ended July 27, 1996, compared to the federal statutory rate of 34.0% plus state, local and foreign taxes is primarily the result of non-deductible expenses, primarily non-deductible goodwill, resulting from stock acquisitions accounted for under the purchase method.

LIQUIDITY AND CAPITAL RESOURCES

At July 27, 1996, the Company had cash of $98.9 million and working capital of $213.6 million. The Company's capitalization at July 27, 1996 was $815.3 million.

In May and June 1996, the Company completed the sales, in an offshore offering and in a concurrent private placement in the United States, of 5 1/2% Convertible Subordinated Notes due 2003 (the "May Notes") in the principal amount of $230 million, including the manager's over-allotment option of $30 million principal amount of May Notes (the "May Notes Offering"). The net proceeds from the May Notes Offering, after deducting the manager's discounts and commissions and offering expenses, were approximately $223.1 million and were used for working capital and acquisition purposes, including the repayment of higher interest rate debt assumed in business combinations.

In August 1996, the Company entered into an agreement, whereby the Bank, or a syndicate of financial institutions including the Bank, will provide a $500 million Credit Facility bearing interest, at the Company's option, at the Bank's base rate plus an applicable margin of up to 1.25%, or a eurodollar rate plus an applicable margin of up to 2.5%. The availability under the Credit Facility is subject to certain sublimits including $100 million for working capital loans and $400 million for acquisition loans, with $180 million of the acquisition loan sublimit available and expected to be used to refinance certain outstanding indebtedness of the Company in Australia and New Zealand. The Credit Facility is secured by a majority of the assets of the Company and contains customary covenants, including financial covenants with respect to the Company's leverage and interest coverage ratios, capital expenditures, payment of dividends and purchases and sales of assets, and customary default provisions, including provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy.

During the three months ended July 27, 1996, net cash used in operating activities was $3.8 million. Net cash used in investing activities was $216.3 million, including $205.5 million used for acquisitions and $9.7 million used for additions to property and equipment. Net borrowings increased $145.0 million during the three months ended July 27, 1996.

During the three months ended July 31, 1995, net cash provided by operating activities was $5.8 million. Net cash used in investing activities was $8.2 million, including $5.4 million used for acquisitions and $1.3 used for additions to property and equipment. Net borrowings increased $1.5 million during the three months ended July 31, 1995.

Subsequent to July 27, 1996, the Company has completed 11 business combinations for an aggregate purchase price of $65.4 million, consisting of $16.1 million of cash and 1,709,778 shares of common stock with a market value of $49.3 million.

The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the Credit Facility will be sufficient to meet the Company's liquidity requirements for its operations through the end of fiscal 1997. However, the Company intends to continue pursuing acquisitions, some of which are probable to occur, which are expected to be funded through a combination of cash and common stock. The timing and size and the associated capital commitments of such acquisitions are not known. There can be no assurances that additional sources of financing will not be required during the next twelve months or thereafter.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The Company's business is subject to seasonal influences. The Company's historical revenues and profitability in its core office products business have been lower in the first two quarters of its fiscal year, primarily due to the lower level of business activity in North America during the summer months. The seasonality of the core office products business, however, is expected to be impacted by the seasonality of its other operations, which have been expanding through acquisitions. For example, the revenues and profitability of the Company's school supplies and school furniture business have been higher during the Company's first and second quarters and significantly lower in its third and fourth quarters, and the revenues and profitability of the Company's operations in New Zealand and Australia have generally been higher in the Company's third quarter. As the Company's mix of businesses evolves through future acquisitions, these seasonal fluctuations may continue to change. In addition, quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold and general economic conditions. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1996 or the first quarter of fiscal 1997.

FACTORS AFFECTING THE COMPANY'S BUSINESS

The future operating results of the Company may be affected by a number of factors, including the matters discussed below:

The Company has an aggressive acquisitions strategy that has involved, and is expected to continue to involve, the acquisition of a significant number of additional companies in related lines of businesses. There can be no assurance, however, that acquisitions will occur at the same pace or be available to the Company on favorable terms, if at all. For example, if the price of a share of common stock declines, the owners of potential acquisition targets may not be willing to receive shares of common stock in exchange for their businesses, thereby adversely affecting the pace of the Company's acquisition program. Such an effect on the pace of the Company's acquisition program could further reduce the price of a share of common stock, to the further detriment of the Company's acquisition strategy. In addition, the consolidation of the contract stationer industry has reduced the number of larger companies available for sale, which could lead to higher prices being paid to acquire such companies. The failure to acquire additional businesses and to acquire such businesses on favorable terms in accordance with the Company's growth strategy could have a material adverse impact on future sales and profitability.

The Company's acquisition strategy has resulted in a significant increase in sales, employees, facilities and distribution systems. While the Company's decentralized management strategy, together with operating efficiencies resulting from the elimination of duplicative functions and economies of scale, may present opportunities to reduce costs, such strategies may initially necessitate costs and expenditures to expand operational and financial systems and corporate management and administration. These various costs and possible cost-savings strategies may make historical operating results not indicative of future performance. In addition, there can be no assurance that the pace of the Company's acquisitions will not adversely affect the Company's efforts to implement its cost-savings strategies and to manage its acquisitions profitability.

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

                          PART II - OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

On September 5, 1996, the Company filed an Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 100,500,000 shares to 500,500,000 shares.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

      3.1  Amended and Restated Certificate of Incorporation

     11.1  Statement regarding computation of net income (loss) per share

     27    Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

     i. Form 8-K dated May 2, 1996 and filed with the Commision on May 17, 1996 reporting information under Items 2, 5, and 7.

         FINANCIAL STATEMENTS FILED:

         (a) Unaudited pro forma financial information as of January 31, 1996 and for the years ended April 30, 1995, 1994 and 1993 and the nine months ended January 31, 1996 and 1995.

    ii. Form 8-KA dated May 2, 1996 and filed with the Commission on May 23, 1996 amending and restateing Item 7 of the Form 8-K listed above under "I.", including

         FINANCIAL STATEMENTS FILED:

         (a) Unaudited pro forma financial information as of January 31, 1996 and for the years ended April 30, 1995, 1994 and 1993 and the nine months ended January 31, 1996 and 1995.

   iii. Form 8-K dated July 16, 1996 and filed with the Commission on July 17, 1996 reporting information under Items 5 and 7.

         FINANCIAL STATEMENTS FILED:

         (a) Unaudited pro forma financial information as of April 30, 1996 and for the years ended April 30, 1996, 1995 and 1994.

         (b) The audited financial statements of Americal Looseleaf/Business Products, Inc. as of September 30, 1995 and for the year then ended and unaudited financial statements as of March 31, 1996 and for the six months ended March 31, 1996 and 1995;

         (c) The audited financial statements of Mile High Office Supply, Inc. as of December

               31, 1995 and 1994 and for the years then ended and the unaudited financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995;

         (d) The audited financial statements of Pear Commercial Interiors as of December 31, 1995 and for the year then ended and the unaudited financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995;

         (e) The audited financial statements of New Office Plus as of December 31, 1995 and for the year then ended and the unaudited financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995;

         (f) The audited financial statements of Prudential of Florida, Inc. as of December 31, 1995 and for the year then ended and the unaudited financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995;

         (g) The audited financial statements of David's Office Supply and Furniture Company, Inc. as of May 31, 1996 and for the year then ended;

         (h) The audited financial statements of Carolina Office Equipment Company as of March 31, 1996 and for the year then ended;

         (i) The audited financial statements of WBT Holdings, Inc. (d.b.a. Office Furniture Distributors) as of December 31, 1995 and for the year then ended and the unaudited financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995;

         (j) The audited financial statements of Mark's Office Furniture as of March 31, 1996 and for the year then ended;

         (k) The audited financial statements of International Interiors, Inc. as of September 30, 1995 and 1994 and for the years then ended;

         (l) The audited financial statements of Arbuckle Foods Inc. as of August 31, 1995 and for the year then ended and the unaudited financial statements as of May 31, 1996 and for the nine months ended May 31, 1996 and 1995;

         (m) The audited financial statements of McWhorter Stationery Co. as of March 31, 1996 and for the year then ended;

         (n) The audited financial statements of Wang of New Zealand as of June 30, 1995 and for the year then ended and the unaudited financial statements as of December 31, 1995 and for the six months ended December 31, 1995 and 1994;

         (o) The audited financial statements of Re-Print Corporation as of December 31, 1995 and for the year then ended and the unaudited financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995; and

         (p) The balance sheet of Thompson Book and Supply Company as of December 31, 1995 and as of March 31, 1996.

     iv. Form 8-K dated July 23, 1996 and filed with the Commission on July 23, 1996 reporting information under Items 5 and 7.

         FINANCIAL STATEMENTS FILED:

         (a) Unaudited pro forma financial information as of April 30, 1996 and for the years ended April 30, 1996, 1995 and 1994.

         (b) Audited consolidated financial statements of Whitcoulls Group Limited as of June 30, 1995 and 1994 and for each of the years in the three year period ended June 30, 1995 and the unaudited consolidated financial statements as of December 31, 1995 and for the six months ended December 31, 1995 and 1994.


                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       U.S. OFFICE PRODUCTS COMPANY



          September 10, 1996           By: /s/ Jonathan J. Ledecky
     ---------------------------           --------------------------------
                 Date                  Jonathan J. Ledecky
                                       Chief Executive Officer



          September 10, 1996           By: /s/ Donald H. Platt
     ---------------------------           --------------------------------
                 Date                  Donald H. Platt
                                       Chief Financial Officer

                                  EXHIBIT INDEX



NO.       EXHIBIT                                                           PAGE

 3.1      Amended and Restated Certificate of Incorporation

11.1      Statement regarding computation of net income (loss) per share

27        Financial Data Schedule