Form 10-Q
period 1996-10-26
US OFFICE PRODUCTS CO
filed 1996-12-10
CIK 934852

         ____________________________________________________________

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     Form 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


Commission File Number 0-25372

                           U.S. OFFICE PRODUCTS COMPANY
              (Exact name of registrant as specified in its charter)

                         Delaware                 52-1906050
            (State of other jurisdiction       (I.R.S. Employer
           incorporation or organization.)     Identification No.)

            1025 Thomas Jefferson Street
                      Suite 600
                   Washington, D.C.                   20007
       (Address of principal executive offices)    (Zip Code)

                                   (202) 339-6700
                (Registrant's telephone number, including area code)

                             1440 New York Avenue, N.W.
                                      Suite 310
                               Washington, D.C.  20005

                             Former Fiscal Year: April 30
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

          As of December 10, 1996, there were 46,003,132 shares of common stock outstanding.

         ____________________________________________________________

                          U.S. OFFICE PRODUCTS COMPANY
                                      INDEX


                                                                       Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheet                                        3
            October 26, 1996 (unaudited) and April 30, 1996 (unaudited)

          Consolidated Statement of Operations                              4
            For the three months ended October 26, 1996 (unaudited) and October 31, 1995 (unaudited) and for the six months ended
            October 26, 1996 (unaudited) and October 31, 1995 (unaudited)

          Consolidated Statement of Cash Flows                              5
            For the six months ended October 26, 1996 (unaudited) and October 31, 1995 (unaudited)

          Notes to Consolidated Financial Statements                        7


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                              10


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                15

Item 6. Exhibits and Reports on Form 8-K                                   16


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18


Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                          U.S. OFFICE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      October 26,    April 30,
             ASSETS                                      1996          1996
             ------                                      ----          ----

Current assets:
  Cash and cash equivalents                           $   51,442     $ 175,386
  Accounts receivable, less allowance for doubtful
   accounts of $5,872 and $3,366, respectively           294,175       170,111
  Inventory                                              225,616       113,503
  Lease receivables                                       29,865        24,807
  Prepaid expenses and other current assets               38,730        25,446
                                                      ----------     ---------
     Total current assets                                639,828       509,253

Property and equipment, net                              182,222        75,011
Intangible assets, net                                   541,422       142,240
Lease receivables                                         46,379        47,005
Other assets                                              34,380        18,720
                                                      ----------     ---------
     Total assets                                     $1,444,231     $ 792,229
                                                      ----------     ---------
                                                      ----------     ---------

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
  Short-term debt                                     $  227,571     $ 120,488
  Accounts payable                                       159,632        98,010
  Accrued compensation                                    33,302        16,126
  Other accrued liabilities                               98,517        26,711
                                                      ----------     ---------
     Total current liabilities                           519,022       261,335

Long-term debt                                           383,367       181,592
Deferred income taxes                                      7,824         7,056
Other long-term liabilities                                3,123         1,704
                                                      ----------     ---------
     Total liabilities                                   913,336       451,687
                                                      ----------     ---------

Commitments and contingencies
Minority interest                                          4,672         6,024

Stockholders' equity:
  Preferred stock, $.001 par value, 500,000 shares
   authorized, none outstanding
  Common stock, $.001 par value, 500,000,000 shares
   authorized, 45,698,248 and 39,393,480 shares issued
   and outstanding, respectively                              46            39
  Additional paid-in capital                             467,687       298,120
  Cumulative translation adjustment                        4,988           358
  Retained earnings                                       53,502        36,001
                                                      ----------     ---------
     Total stockholders' equity                          526,223       334,518
                                                      ----------     ---------

     Total liabilities and stockholders' equity       $1,444,231     $ 792,229
                                                      ----------     ---------
                                                      ----------     ---------

         See accompanying notes to consolidated financial statements.

                                    U.S. OFFICE PRODUCTS COMPANY
                               CONSOLIDATED STATEMENT OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                             (UNAUDITED)



                                                     Three Months Ended         Six Months Ended
                                                     ------------------         ----------------

                                                  October 26,  October 31,  October 26,  October 31,
                                                     1996         1995         1996          1995
                                                     ----         ----         ----          ----
Revenues                                          $ 587,887    $ 271,066     $ 996,414   $ 485,546
Cost of revenues                                    420,355      202,033       716,849     361,534
                                                  ---------    ---------     ---------   ---------
     Gross profit                                   167,532       69,033       279,565     124,012

Selling, general and administrative expenses        135,485       58,622       227,245     106,852
Nonrecurring acquisition costs                        3,940          521         5,727       5,192
                                                  ---------    ---------     ---------   ---------
     Operating income                                28,107        9,890        46,593      11,968

Other (income) expense:
  Interest expense                                   11,477        2,418        18,643       4,639
  Interest income                                    (1,119)        (416)       (5,382)       (662)
  Foreign currency gain                              (3,420)                    (3,420)
  Other                                                (393)        (460)         (476)       (718)
                                                  ---------    ---------     ---------   ---------
Income before provision for income taxes and
 extraordinary item                                  21,562        8,348        37,228       8,709
Provision for income taxes                            8,503        1,770        13,948         494
                                                  ---------    ---------     ---------   ---------
Income before extraordinary item                     13,059        6,578        23,280       8,215
Extraordinary item - loss on early termination
 of credit facility, net of income tax benefit          612                        612
                                                  ---------    ---------     ---------   ---------
Net income                                        $  12,447    $   6,578     $  22,668   $   8,215
                                                  ---------    ---------     ---------   ---------
                                                  ---------    ---------     ---------   ---------

Earnings per share:
 Income before extraordinary item                 $     .29    $     .21     $     .53   $     .29
 Extraordinary item                                     .01                        .01
                                                  ---------    ---------     ---------   ---------
  Net income                                      $     .28    $     .21     $     .52   $     .29
                                                  ---------    ---------     ---------   ---------
                                                  ---------    ---------     ---------   ---------

Pro forma net income (see Note 3)                 $  11,339    $   4,446     $  20.251    $  4,767
                                                  ---------    ---------     ---------   ---------
                                                  ---------    ---------     ---------   ---------

Pro forma earnings per share:
 Pro forma income before extraordinary item       $     .26    $     .14     $     .47    $    .17
 Extraordinary item                                     .01                        .01
                                                  ---------    ---------     ---------   ---------
  Pro forma net income                            $     .25    $     .14     $     .46   $     .17
                                                  ---------    ---------     ---------   ---------
                                                  ---------    ---------     ---------   ---------


          See accompanying notes to consolidated financial statements.

                                              U.S. OFFICE PRODUCTS COMPANY
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (IN THOUSANDS)
                                                          (UNAUDITED)



                                                                                       Six Months Ended
                                                                                       ----------------
                                                                                 October 26,     October 31,
                                                                                    1996            1995
                                                                                    ----            ----
Cash flows from operating activities:
 Net income                                                                      $  22,668       $  8,215
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                   13,974          5,184
    Deferred income taxes                                                            3,553            156
    Write-off of deferred compensation                                              (1,501)
    Foreign currency gain                                                           (3,420)
    Changes in assets and liabilities (net of assets
     acquired and liabilities assumed in business
     combinations):
      Accounts receivable                                                          (56,018)       (12,510)
      Lease receivables                                                             (1,394)
      Inventory                                                                     (2,876)        (4,675)
      Prepaid expenses and other current assets                                      1,647         (4,999)
      Accounts payable                                                             (10,582)        10,295
      Accrued liabilities                                                           (8,490)          (584)
                                                                                 ---------       --------
         Net cash provided by (used in) operating activities                       (42,439)         1,082
                                                                                 ---------       --------

Cash flows from investing activities:
 Additions to property and equipment, net of disposals                             (10,277)        (3,503)
 Cash used in acquisitions                                                        (273,704)       (43,406)
 Deposits                                                                           (9,007)        (3,239)
 Other                                                                               1,309            216
                                                                                 ---------       --------
         Net cash used in investing activities                                    (291,679)       (49,932)
                                                                                 ---------       --------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                                          225,098          2,158
 Payments of long-term debt                                                       (145,306)        (6,546)
 Increases in short-term debt                                                       90,285          6,952
 Proceeds from issuance of common stock                                             38,113         53,454
 Proceeds from exercise of  stock options and warrants                               2,937
 Proceeds from issuance of common stock in employee
 stock purchase plan                                                                 1,728
 Contributions of capital by stockholders of Pooled Companies                        1,802          1,848
 Adjustment to conform fiscal year-ends of certain Pooled Companies                    184            (72)
 Payment of dividends                                                               (5,316)        (8,286)
                                                                                 ---------       --------
         Net cash provided by financing activities                                 209,525         49,508
                                                                                 ---------       --------
                                                                                 ---------       --------

Effect of exchange rates on cash and cash equivalents                                  649            (11)
Net increase (decrease) in cash and cash equivalents                              (123,944)           647
Cash and cash equivalents at beginning of period                                   175,386         19,408
                                                                                 ---------       --------
Cash and cash equivalents at end of period                                       $  51,442       $ 20,055
                                                                                 ---------       --------
                                                                                 ---------       --------

                                                      (Continued)

                                                         Page 5

                                              U.S. OFFICE PRODUCTS COMPANY
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        (IN THOUSANDS)
                                                          (UNAUDITED)
                                                          (CONTINUED)



                                                                                       Six Months Ended
                                                                                       ----------------
                                                                                 October 26,     October 31,
                                                                                    1996            1995
                                                                                    ----            ----
Supplemental disclosures of cash flow information:

  Interest paid                                                                  $11,895         $  3,091
  Income taxes paid                                                              $ 9,924         $  1,857



The Company issued common stock and cash in connection with certain business combinations for the six months ended October 26, 1996 and October 31, 1995. The fair values of the assets and liabilities at the dates of the acquisitions are presented as follows:


                                                                                       Six Months Ended
                                                                                       ----------------
                                                                                 October 26,     October 31,
                                                                                    1996            1995
                                                                                    ----            ----
  Accounts receivable                                                            $  66,509       $ 23,576
  Inventory                                                                        107,086         17,309
  Lease receivables                                                                    870
  Prepaid expenses and other current assets                                         12,111          3,845
  Property and equipment                                                           102,244         17,105
  Intangible assets                                                                398,932         45,451
  Other assets                                                                       3,732            872
  Short-term debt                                                                   (8,783)       (16,425)
  Accounts payable                                                                 (73,042)       (14,384)
  Accrued liabilities                                                              (99,158)        (3,485)
  Long-term debt                                                                  (114,649)        (7,708)
  Other long-term liabilities                                                       (1,942)          (825)
                                                                                 ---------       --------
         Net assets acquired                                                     $ 393,910       $ 65,331
                                                                                 ---------       --------
                                                                                 ---------       --------


The acquisitions were funded as follows:

  Common stock                                                                   $ 120,206       $ 21,925
  Cash                                                                             273,704         43,406
                                                                                 ---------       --------
                                                                                 $ 393,910       $ 65,331
                                                                                 ---------       --------
                                                                                 ---------       --------


             See accompanying notes to consolidated financial statements.



                          U. S. OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 26, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)



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

NOTE 2 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the six months ended October 26, 1996 were as follows:

Stockholders' equity balance at April 30, 1996                     $ 334,518
  Issuance of common stock in connection
   with business combinations                                        120,206
  Sale of common stock                                                38,113
  Issuance of common stock for employee
   stock purchase plan, net of expenses                                1,728
  Issuance of common stock for stock options
   exercised, including tax benefits                                   1,633
  Issuance of common stock for stock options and
   warrants at Pooled Companies                                        1,980
  Contributions of capital at Pooled Companies                         5,878
  Dividends at Pooled Companies                                       (5,316)
  Adjustments to conform fiscal year-ends
   of certain Pooled Companies                                           184
  Cumulative translation adjustment                                    4,631
  Net income                                                          22,668
                                                                   ---------
Stockholders' equity balance at October 26, 1996                   $ 526,223
                                                                   ---------
                                                                   ---------

NOTE 3 - UNAUDITED PRO FORMA INCOME TAX INFORMATION

The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if certain Pooled Companies, which were subchapter S corporations prior to their business combinations with the Company, had been subject to federal income taxes throughout the periods presented:

                                 Three Months Ended         Six Months Ended
                                 ------------------         ----------------
                              October 26,  October 31,  October 26,  October 31,
                                 1996         1995         1996         1995
                                 ----         ----         ----         ----

Net income before pro forma
 adjustment, per the
 consolidated  statement
 of operations                $ 12,447     $ 6,578      $ 22,668     $ 8,215
Provision for income taxes       1,108       2,132         2,417       3,448
                              --------     -------      --------     -------
Pro forma net income          $ 11,339     $ 4,446      $ 20,251     $ 4,767
                              --------     -------      --------     -------
                              --------     -------      --------     -------


NOTE 4 - BUSINESS COMBINATIONS

In fiscal 1996, the Company completed a total of 40 business combinations, 14 accounted for under the pooling-of-interests method and 26 accounted for under the purchase method. During the first six months of fiscal 1997, the Company completed a total of 66 business combinations, 21 accounted for under the pooling-of-interests method and 45 accounted for under the purchase method. In the second quarter of fiscal 1997, the Company completed a total of 38 business combinations, 11 accounted for under the pooling-of-interests method and 27 accounted for under the purchase method.

As the Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented, the following presents the separate results of U.S. Office Products and the Pooled Companies for periods prior to the completion of each of the business combinations accounted for under the pooling-of-interests method:

                             U.S. Office
                              Products     Pooled
                               Company     Companies   Combined
                             -----------   ---------   --------
THREE MONTHS ENDED
 OCTOBER 26, 1996:
  Revenues                   $ 541,742    $  46,145   $  87,887
  Net income                 $   9,468    $   2,979   $  12,447

THREE MONTHS ENDED
 OCTOBER 31, 1995:
  Revenues                   $  94,599    $  176,467  $  71,066
  Net income                 $   1,754    $    4,824  $   6,578

SIX MONTHS ENDED
 OCTOBER 26, 1996:
  Revenues                   $ 858,093    $  138,321  $  96,414
  Net income                 $  15,500    $    7,168  $  22,668

SIX MONTHS ENDED
 OCTOBER 31, 1995:
  Revenues                    $ 146,491    $ 339,055  $  85,546
  Net income                  $   3,734    $   4,481  $   8,215

The following presents the unaudited pro forma results of operations of the Company for the three and six month periods ended October 26, 1996 and October 31, 1995 as if all 71 of the companies acquired in business combinations accounted for under the purchase method, completed since the beginning of fiscal
1996, had been consummated at the beginning of fiscal 1996.   The pro forma
results of operations include certain pro forma adjustments including the amortization of intangible assets and reductions in executive compensation:


                              Three Months Ended           Six Months Ended
                              ------------------           ----------------
                           October 26,   October 31,   October 26,   October 31,
                              1996          1995          1996          1995
                              ----          ----          ----          ----

Revenues                   $  611,495    $ 574,223     $ 1,184,488   $ 1,120,277
Net income                     12,912        5,279          24,105         6,090
Net income per share              .29          .12             .53           .13

The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1996 or the results which may occur in the future.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to October 26, 1996, the Company has completed eight business combinations for an aggregate purchase price of $70.4 million, consisting of approximately $60.8 million of cash and 303,134 shares of the Company's common stock with an aggregate market value on the dates of acquisition of approximately $9.6 million. This includes the acquisition of a 49% equity interest in Dudley Stationery Limited ("Dudley"), the largest independent office products dealer in the United Kingdom. Under the terms of the agreement, the Company agreed to invest approximately $80 million of working capital into Dudley over a two-year period. In addition, Dudley plans to raise approximately an additional $80 million in debt financing. The Company has currently invested approximately $41.3 million of the total $80 million in Dudley.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CONSOLIDATED RESULTS OF OPERATIONS

            THREE MONTHS ENDED OCTOBER 26, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995

Historical revenues increased 116.9%, from $271.1 million for the three months ended October 31, 1995 to $587.9 million for the three months ended October 26, 1996. This increase was primarily due to the inclusion in the revenues for the three months ended October 26, 1996 of revenues from 63 companies that were acquired in business combinations accounted for under the purchase method during the last two quarters of fiscal 1996 and the first two quarters of fiscal 1997 (the "Purchased Companies").

Gross profit increased 142.7%, from $69.0 million, or 25.5% of revenues, for the three months ended October 31, 1995, to $167.5 million, or 28.5% of revenues, for the three months ended October 26, 1996. The increase in gross profit as a percentage of revenues was due primarily to a shift in revenue mix resulting in a higher proportion of revenues in traditionally higher margin products, such as office coffee services, school supplies and school furniture and products sold in Australia and New Zealand.

Selling, general and administrative expenses increased 131.1%, from $58.6 million, or 21.6% of revenues, for the three months ended October 31, 1995 to $135.5 million, or 23.0% of revenues, for the three months ended October 26, 1996. The increase in selling, general and administrative expenses is due primarily to the inclusion of the Purchased Companies in the results for the three months ended October 26, 1996. The increase in selling, general and administrative expenses as a percentage of revenues is due primarily to the inclusion of the Purchased Companies, which had higher selling, general and administrative expenses as a percentage of revenues.

The Company incurred nonrecurring acquisition costs of approximately $3.9 million and $521,000 during the three months ended October 26, 1996 and October 31, 1995, respectively, in conjunction with business combinations that were accounted for under the pooling-of-interests method. These nonrecurring acquisition costs included accounting and legal fees, investment banking fees, recognition of transaction related obligations and various other acquisition related costs. Generally accepted accounting principles require the Company to expense all acquisition costs related to the business combinations accounted for under the pooling-of-interests method. The increase in such nonrecurring acquisition costs reflects the larger number of business combinations accounted for under the pooling-of-interest method during the three months ended October 26, 1996 as compared to the three months ended October 31, 1995. The Company expects to incur similar costs in the future as the Company anticipates additional acquisitions accounted for under the pooling-of-interests method.

Interest expense, net of interest income, increased 417.6%, from $2.0 million for the three months ended October 31, 1995 to $10.4 million for the three months ended October 26, 1996. This increase was due primarily to the increase in the Company's borrowings through the issuance of an aggregate of $373.75 million of 5 1/2% Convertible Subordinated Notes (the "Notes") during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 and an increase in the outstanding balance on the Company's credit facility. The proceeds from the issuance of the Notes and the additional borrowings from the credit facility were used to fund the cash portion of the consideration in business combinations and the refinancing of indebtedness assumed in such business combinations.

Foreign currency gain of $3.4 million represents the effect of the change in the exchange rate between the New Zealand and U.S. dollars during the three months ended October 26, 1996 on short-term loans between the Company and Blue Star Group Limited ("Blue Star"), its wholly owned subsidiary in New Zealand. At October 26, 1996, the Company had advanced Blue Star approximately $255.9 million. While the Company continues to evaluate the alternative financing options for its international operations, management currently intends to have Blue Star repay the advances in the near future. The Company does not have any currency hedges in place to limit the impact of currency rate fluctuations on such advances, but is currently investigating strategies which would minimize such effect on future periods.

Provision for income taxes increased from $1.8 million for the three months ended October 31, 1995 to $8.5 million for the three months ended October 26, 1996, reflecting effective tax rates of 21.2% and 39.4% for the three month periods ended October 31, 1995 and October 26, 1996, respectively. The low effective rate for the three months ended October 31, 1995, compared to the federal statutory rate of 34.0% plus state, local and foreign taxes, is primarily due to the fact that several companies included in the results of such three month period, which companies were acquired by the Company in business combinations accounted for under the pooling-of-interests method, were not subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations prior to being acquired by the Company.

The Company incurred an extraordinary item of $612,000 which represents the aggregate expenses, net of the expected tax benefit, associated with the early termination of the Company's $50 million credit facility with First
Bank National Association due to the Company entering into a new $500 million credit facility in August 1996 with a syndicate of banks led by Bankers Trust Company (the "Credit Facility"). The expenses consisted of the write-off of certain capitalized debt issue costs, which were being amortized over the life of the credit facility, and the direct costs of terminating the facility.

            SIX MONTHS ENDED OCTOBER 26, 1996 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1995

Historical revenues increased 105.2%, from $485.5 million for the six months ended October 31, 1995 to $996.4 million for the six months ended October 26, 1996. This increase was primarily due to the inclusion in the revenues for the six months ended October 26, 1996 of revenues from the Purchased Companies.

Gross profit increased 125.4%, from $124.0 million, or 25.5% of revenues, for the six months ended October 31, 1995, to $279.6 million, or 28.1% of revenues, for the six months ended October 26, 1996. The increase in gross profit as a percentage of revenues was due primarily to a shift in revenue mix resulting in a higher proportion of revenues in traditionally higher margin products, such as office coffee services, school supplies and school furniture and products sold in Australia and New Zealand.

Selling, general and administrative expenses increased 112.7%, from $106.9 million, or 22.0% of revenues, for the six months ended October 31, 1995 to $227.2 million, or 22.8% of revenues for the six months ended October 26, 1996. The increase in selling, general and administrative expenses is due primarily to the inclusion of the Purchased Companies in the six months ended October 26, 1996. The increase in selling, general and administrative expenses as a percentage of revenues is due primarily to the inclusion of the Purchased Companies, which had higher selling, general and administrative expenses as a percentage of revenues.

The Company incurred nonrecurring acquisition costs of approximately $5.7 million and $5.2 million during the six months ended October 26, 1996 and October 31, 1995, respectively, in conjunction with business combinations that were accounted for under the pooling-of-interests method. The nonrecurring acquisition costs for the six months ended October 26, 1996 represented costs associated with 21 business combinations accounted for under the pooling-of-interests method compared to four such business combinations during the six month period ended October 31, 1995. The nonrecurring acquisition costs for the six months ended October 31, 1995 included a charge of approximately $4.7 million related to one business combination which included the payment of significant transaction related compensation obligations.

Interest expense, net of interest income, increased 233.5% from $4.0 million for the six months ended October 31, 1995 to $13.3 million for the six months ended October 26, 1996. This increase was due primarily to the increase in the Company's borrowings through the issuance of an aggregate of $373.75 million of Notes during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 and an increase in the outstanding balance on the Company's Credit Facility. The proceeds from the issuance of the Notes and the additional borrowings from the Credit Facility were used to fund the cash portion of the consideration in business combinations and the refinancing of indebtedness assumed in such business combinations.

Provision for income taxes increased from $494,000 for the six months ended October 31, 1995 to $13.9 million for the six months ended October 26, 1996, reflecting effective tax rates of 5.7% and 37.5% for the six month periods ended October 31, 1995 and October 26, 1996, respectively. The low effective rate for the six months ended October 31, 1995, compared to the federal statutory rate of 34.0% plus state, local and foreign taxes, is primarily due to the fact that several companies included in the results of such six month period, which companies were acquired by the Company in business combinations accounted for under the pooling-of-interests method, were not subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations prior to being acquired by the Company.

LIQUIDITY AND CAPITAL RESOURCES

At October 26, 1996, the Company had cash of $51.4 million and working capital of $120.8 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at October 26, 1996 was $909.6 million.

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

In August 1996, the Company entered into an agreement under which a syndicate of financial institutions, led by Bankers Trust Company, as Agent (the "Bank"), is providing the Company with the $500 million Credit Facility bearing interest, at the Company's option, at the Bank's base rate plus an applicable margin of up to 1.25%, or a eurodollar rate plus an applicable margin of up to 2.5%. The availability under the Credit Facility is subject to certain sublimits including $100 million for working capital loans and $400 million for acquisition loans, with $180 million of the acquisition loan sublimit available solely to refinance certain outstanding indebtedness of the Company in Australia and New Zealand. The Credit Facility is secured by a majority of the assets of the Company and its subsidiaries and contains customary covenants, including financial covenants with respect to the Company's consolidated leverage and interest coverage ratios, capital expenditures, payment of dividends and purchases and sales of assets, and customary default provisions, including provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy.

In October 1996, the Company refinanced $180 million in high interest rate debt outstanding in New Zealand and Australia with the $180 million that was available under the Credit Facility solely for purposes of such refinancing. The average annual interest rate on such debt prior to such refinancing was approximately 11.0%. At October 26, 1996, the Company had $215 million outstanding on the Credit Facility at an annual interest rate of approximately 7.2%.

In September 1996, the Company sold 1,250,000 shares of common stock in a direct equity investment to Quantum Partners LDC. The Company received proceeds of approximately $38.1 million as a result of the sale. The proceeds were used to repay a portion of the then outstanding balance on the Credit Facility.

During the six months ended October 26, 1996, net cash used in operating activities was $42.4 million which resulted primarily from the increase in accounts receivable in the Company's school supply and school furniture business and a decrease in accounts payable due to the Company's aggressive policy of taking recently negotiated cash discounts. Accounts receivable increased in the Company's school supply and school furniture business due primarily to the seasonality of such business. Net cash used in investing activities was $291.7 million, including $273.7 million used for acquisitions, $10.3 million used for additions to property and equipment and deposits of $9.0 million. Net borrowings increased $170.1 million during the six months ended October 26, 1996 primarily to fund acquisitions, including the repayment of higher interest rate debt assumed in business combinations. The Company also received $38.1 million in cash as a result of the sale of common stock during the period.

During the six months ended October 31, 1995, net cash provided by operating activities was $1.1 million. Net cash used in investing activities was $49.9 million, including $43.4 million used for acquisitions, $3.5 million used for additions to property and equipment and deposits of $3.2 million. Net borrowings increased $2.6 million during the six months ended October 31, 1995. The Company also received $53.5 million in cash as a result of the sale of common stock during the period.

Subsequent to October 26, 1996, the Company has completed eight business combinations for an aggregate purchase price of $70.4 million, consisting of approximately $60.8 million of cash and 303,134 shares of the Company's common stock with an aggregate market value on the dates of acquisition of approximately $9.6 million. This includes the acquisition of a 49% equity interest in Dudley Stationery Limited ("Dudley"), the largest independent office products dealer in the United Kingdom. Under the terms of the agreement, the Company agreed to invest approximately $80 million of working capital into Dudley over a two-year period. In addition, Dudley plans to raise approximately an additional $80 million in debt financing. The Company has currently invested approximately $41.3 million of the total $80 million in Dudley.

The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the Credit Facility will be sufficient to meet the Company's liquidity requirements for its operations through the end of fiscal 1997. However, the Company is currently, and intends to continue, pursuing additional acquisitions, which are expected to be funded through a combination of cash and common stock. There can be no assurances that additional sources of financing will not be required during the next twelve months or thereafter.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The Company's business is subject to seasonal influences. The Company's historical revenues and profitability in its core office products business have been lower in the first two quarters of its fiscal year, primarily due to the lower level of business activity in North America during the summer months. The seasonality of the core office products business, however, is expected to be impacted by the seasonality of the Company's other operations, which have expanded through acquisitions. For example, the revenues and profitability of the Company's school supplies and school furniture business have been higher during the Company's first and second quarters and significantly lower in its third and fourth quarters, and the revenues and profitability of the Company's operations in New Zealand and Australia have generally been higher in the Company's third quarter. As the Company's mix of businesses evolves through future acquisitions, these seasonal fluctuations may continue to change. In addition, quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold and general economic conditions. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1996 or the first two quarters of fiscal 1997.

FACTORS AFFECTING THE COMPANY'S BUSINESS

      The future operating results of the Company may be affected by a number of factors, including the matters discussed below:

The Company has an aggressive acquisition strategy that has involved, and is expected to continue to involve, the acquisition of a significant number of additional companies in related lines of businesses. From its inception through October 26 , 1996, the Company made 114 acquisitions. In addition to completing additional acquisitions since that date, the Company currently has, and from time to time expects to enter into, letters of intent and agreements in principle with respect to the acquisition of additional office and educational products and equipment businesses, both in the United States and internationally, consistent with its strategy of pursuing an aggressive acquisition program.

     There can be no assurance, however, that acquisitions will occur at the same pace or be available to the Company on favorable terms, if at all. For example, if the price of a share of common stock declines for a prolonged period, the owners of potential acquisition targets may not be willing to receive shares of common stock in exchange for their businesses, thereby adversely affecting the pace of the Company's acquisition program. Such an effect on the pace of the Company's acquisition program could further reduce the price of a share of common stock, to the further detriment of the Company's acquisition strategy. In addition, the consolidation of the U.S. contract stationer industry has reduced the number of larger companies available for sale in the Company's core contract stationer business, which could lead to higher prices being paid to acquire such companies in such market. The failure to acquire additional businesses and to acquire such businesses on favorable terms in accordance with the Company's growth strategy could have a material adverse impact on future sales and profitability.

     The Company's acquisition strategy has resulted in a significant increase in sales, employees, facilities and distribution systems. While the Company's decentralized management strategy, together with operating efficiencies resulting from the elimination of duplicative functions and economies of scale, may present opportunities to reduce costs, such strategies may initially necessitate costs and expenditures to expand operational and financial systems and corporate management and administration. These various costs and possible cost-savings strategies may make historical operating results not indicative of future performance. In addition, there can be no assurance that the pace of the Company's acquisitions, or the diversification of its business outside of its core contract stationer operations, will not adversely affect the Company's efforts to implement its cost-savings and integration strategies and to manage its acquisitions profitability.

   The Company operates in a highly competitive environment. Some of the Company's current and potential competitors are larger than the Company and have greater financial resources. No assurances can be given that competition will not have an adverse effect on the Company's business.

   The Company expects to continue to focus significant attention and resources on future international expansion. In addition to the factors described above that may impact the Company's domestic operations, the Company's operations in foreign markets are subject to a number of inherent risks, including currency exchange rates, new and different legal and regulatory requirements, difficulties in staffing and managing foreign operations, risks specific to different business lines that the Company may enter, and other factors.

                         PART II--OTHER INFORMATION


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the Company's stockholders was held on August 20, 1996. All nominees for Director were elected pursuant to the following votes:



                                               AUTHORITY   BROKER
            NOMINEE                  FOR       WITHHELD    NON-VOTE
            -------                  ---       ---------   --------
         Jonathan J. Ledecky      29,964,295    161,746       0
         Jack L. Becker, Jr.      29,964,295    161,746       0
         John K. Burgess          29,964,295    161,746       0
         David C. Copenhaver      29,964,295    161,746       0
         Timothy J. Flynn         29,964,295    161,746       0
         David C. Gezon           29,964,295    161,746       0
         Milton H. Kuyers         29,964,295    161,746       0
         Allon H. Lefever         29,964,295    161,746       0
         Edward J. Mathias        29,964,295    161,746       0
         Clifton B. Phillips      29,964,295    161,746       0
         John A. Quelch           29,964,295    161,746       0
         Thomas J. Reaser         29,964,295    161,746       0
         Mark A. Sorgenfrei       29,964,235    161,806       0



The stockholders approved an amendment to Article Four of the Company's Restated Certificate of Incorporation (the "Certificate of Incorporation") to increase the number of shares of the Company's common stock authorized for issuance from 100,000,000 shares to 500,000,000 shares, with a conforming increase in the number of shares of all classes of stock the Company has authority to issue from 100,500,000 shares to 500,500,000 shares and (ii) to restate the Certificate of Incorporation to reflect the foregoing amendment.




                                                      BROKER
                       FOR       AGAINST   ABSTAIN  NON-VOTE
                       ---       -------   -------  --------
                   25,349,704  4,314,181   255,904   206,270




The stockholders approved an amendment to the U.S. Office Products Company Amended and Restated 1994 Long-Term Incentive Plan to (i) increase the annual per-employee limitation on the number of shares of common stock relating to option grants and other awards from 250,000 to 750,000, (ii) eliminate the requirement that the option price for stock options must be at least equal to the fair market value of the common stock on the date of grant, and (iii) increase the limitation on the number of shares of common stock that may be subject to outstanding awards from 15% to 20% of the total outstanding shares.




                                                      BROKER
                       FOR       AGAINST   ABSTAIN  NON-VOTE
                       ---       -------   -------  ---------
                   18,162,827  7,477,954   255,454  4,229,824




The stockholders approved the U.S. Office Products Company Executive Deferred Compensation Plan.




                                                      BROKER
                       FOR       AGAINST   ABSTAIN  NON-VOTE
                       ---       -------   -------  --------
                   24,397,347   707,772    801,215  4,219,725



The stockholders approved the U.S. Office Products Company 1996 Non-Employee Directors' Stock Plan.




                                                      BROKER
                      FOR       AGAINST   ABSTAIN   NON-VOTE
                      ---       -------   -------  ---------
                  23,667,571  2,023,397   269,067  4,160,019




The stockholders approved an amendment to the U.S. Office Products Company Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance under the plan from 500,000 to 1,000,000.





                                                      BROKER
                       FOR       AGAINST   ABSTAIN  NON-VOTE
                       ---      -------   -------  ---------
                   25,889,916   27,115    43,009   4,166,019




The stockholders ratified the Board of Directors' selection of Price Waterhouse LLP as the Company's independent accountants to audit the Company's consolidated financial statements for the fiscal year ending April 26, 1997.




                                                      BROKER
                       FOR       AGAINST   ABSTAIN  NON-VOTE
                       ---       -------   -------  --------
                   30,083,790     2,579    39,690       0




ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)          EXHIBITS

             11.1 Statement regarding computation of net income (loss) per share

             27     Financial Data Schedule

(b)          REPORTS ON FORM 8-K

             During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

             I. Form 8-K dated July 26, 1996, filed with the Commission on August 12, 1996 and amended on Form 8-K/A on August 13, 1996 reporting information under Items 2 and 7.

                    FINANCIAL STATEMENTS FILED:

                    (a) Financial statements of Whitcoulls Group Limited as of June 30, 1995, 1994 and 1993 and for the years then ended and for the six month periods ended December 31, 1995 and 1994 (unaudited).

                    (b) Financial statements of Mile High Office Supply, Co. as of December 31, 1995 and 1994 and for the years then ended and as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 (unaudited).

                    (c) Financial statements of American Loose Leaf/ Business Products, Inc. as of September 30, 1995 and for the year then ended and as of March 31, 1996 and for the six months ended March 31, 1996 and 1995 (unaudited).

                    (d) Unaudited pro forma financial information as of April 30, 1996 and for the years ended April 30, 1996, 1995 and 1994.

             ii. Form 8-K dated August 20, 1996 and filed with the Commission on September 4, 1996 reporting information under
                    Item 8.

             iii. Form 8-K dated September 23, 1996 and filed with the Commission on September 26, 1996 reporting information under Items 5 and 7.

                    FINANCIAL STATEMENTS FILED:

                    (a) Audited consolidated financial statements of the Company as of April 30, 1996 and 1995 and for the years ended April 30, 1996, 1995 and 1994 and unaudited consolidated financial statements as of July 27, 1996 and for the three months ended
                             July 27, 1996 and July 31, 1995.

                    (b) Unaudited pro forma financial information as of July 27, 1996 and for the years ended April 30, 1996, 1995 and 1994 and for the three months ended July 27, 1996 and July 31, 1995.

                    (c) Financial statements of Raleigh Office Supply Company, Inc. as of August 31, 1995 and for the year then ended and as of February 28, 1996 and for the six months ended February 28, 1996 and 1995 (unaudited).

                    (d) Financial statements of Emmons-Napp Office Products, Inc. - Commercial Division as of December 31, 1995 and 1994 and for the years then ended.

                    (e) Consolidated financial statements of American Loose Leaf/Business Products, Inc. and subsidiary as of September 30, 1995 and for the year then ended and as of June 30, 1996 and for the nine months ended June 30, 1996 and 1995 (unaudited).

                    (f) Consolidated financial statements of Pear Commercial Interiors, Inc. and subsidiary as of December 31, 1995 and for the year then ended and as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 (unaudited).

                    (g) Financial statements of International Interiors, Inc. as of September 30, 1995 and 1994 and for the years then ended and as of March 31, 1996 and for the six months ended March 31, 1996 and 1995 (unaudited).

                    (h) Financial statements of The Office Furniture Store, Inc. as of December 31, 1995 and for the year then ended and as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 (unaudited).

                    (I) Financial statements of Ausdoc Office Pty Ltd as of June 30, 1996 and 1995 and for the years then ended.

                    (j) Financial statements of H & P Stationery Pty Ltd as of June 30, 1996 and 1995 and for the years then ended.

                    (k) Financial statements of Canberra Wholesale Stationers Pty Ltd as of June 30, 1996 and 1995 and for the years then ended.

                    (l) Financial statements of Perth Stationery Supplies Pty Ltd as of June 30, 1996 and 1995 and for the years then ended.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



             U.S. OFFICE PRODUCTS COMPANY



   December 10, 1996             By: /s/ Jonathan J. Ledecky
----------------------               --------------------------------
        Date                     Jonathan J. Ledecky
                                 Chief Executive Officer



   December 10, 1996             By: /s/ Donald H. Platt
----------------------               --------------------------------
        Date                     Donald H. Platt
                                 Chief Financial Officer

                                    EXHIBIT INDEX



No.            EXHIBIT                                                      PAGE
---            -------                                                      ----
11.1           Statement regarding computation of net income per share        21

27             Financial Data Schedule
