Form 10-Q
period 1997-01-25
US OFFICE PRODUCTS CO
filed 1997-03-11
CIK 934852

          _____________________________________________________________________
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      Form 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended January 25, 1997

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from  ______________to_____________________

Commission File Number 0-25372

                             U.S. OFFICE PRODUCTS COMPANY
                (Exact name of registrant as specified in its charter)

              Delaware                                52-1906050
    (State of other jurisdiction                   (I.R.S. Employer
    incorporation or organization.)                Identification No.)

    1025 Thomas Jefferson Street, N.W.
            Suite 600 East
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

    As of March 10, 1997, there were 60,542,444 shares of common stock outstanding.

      _________________________________________________________________

                             U.S. OFFICE PRODUCTS COMPANY
                                        INDEX

                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheet ...............................................3
      January 25, 1997 (unaudited) and April 30, 1996 (unaudited)

     Consolidated Statement of Operations......................................4
      For the three months ended January 25, 1997 (unaudited) and January 31, 1996 (unaudited) and for the nine months ended January 25, 1997 (unaudited) and January 31, 1996 (unaudited)

     Consolidated Statement of Cash Flows......................................5
      For the nine months ended January 25, 1997 (unaudited) and January 31, 1996 (unaudited)

     Notes to Consolidated Financial Statements................................7


Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................17


Signatures....................................................................18


Exhibit Index.................................................................19

                            PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                             U.S. OFFICE PRODUCTS COMPANY
                              CONSOLIDATED BALANCE SHEET
                         (In thousands, except share amounts)
                                     (Unaudited)




                                                        January 25,             April 30,
ASSETS                                                     1997                   1996
-------                                                    ----                   ----
Current assets:
 Cash and cash equivalents                             $   56,462               $ 177,635
 Accounts receivable, less allowance for doubtful
  accounts of $7,857 and $4,304, respectively             336,434                 206,140
 Inventory                                                250,795                 128,396
 Lease receivables                                         30,442                  24,807
 Prepaid expenses and other current assets                 52,831                  28,122
                                                       ----------              ----------
    Total current assets                                  726,964                 565,100

Property and equipment, net                               202,678                  95,411
Intangible assets, net                                    585,841                 143,452
Lease receivables                                          44,423                  47,005
Other assets, including equity investments                 68,401                  19,751
                                                       ----------              ----------
    Total assets                                       $1,628,307              $  870,719
                                                       ----------              ----------
                                                       ----------              ----------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term debt                                       $  367,225              $  134,590
 Accounts payable                                         172,555                 114,871
 Accrued compensation                                      38,966                  20,207
 Other accrued liabilities                                 69,342                  29,919
                                                        ---------               ---------
   Total current liabilities                              648,088                 299,587
Long-term debt                                            389,453                 199,504
Deferred income taxes                                       7,633                   7,056
Other long-term liabilities                                 6,106                   2,222
                                                        ---------               ---------
   Total liabilities                                    1,051,280                 508,369
                                                        ---------               ---------
Commitments and contingencies
Minority interest                                           4,941                   6,024

Stockholders' equity:
 Preferred stock, $.001 par value, 500,000 shares
  authorized, none outstanding
 Common stock, $.001 par value, 500,000,000 shares
  authorized, 51,352,131 and 44,174,854 shares issued
  and outstanding, respectively                                51                      44
 Additional paid-in capital                               496,189                 299,027
 Cumulative translation adjustment                         (3,772)                    418
 Retained earnings                                         79,618                  56,837
                                                        ---------               ---------
   Total stockholders' equity                             572,086                 356,326
                                                        ---------               ---------
   Total liabilities and stockholders' equity          $1,628,307               $ 870,719
                                                        ---------               ---------
                                                        ---------               ---------


             See accompanying notes to consolidated financial statements.

                             U.S. OFFICE PRODUCTS COMPANY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                         (In thousands, except share amounts)
                                     (Unaudited)


                                Three Months Ended         Nine Months Ended
                                ------------------         -----------------
                              January 25,  January 31,  January 25,  January 31,
                                 1997         1996         1997         1996
                                 ----         ----         ----         ----

Revenues                       $680,490     $380,089     $1,807,652   $975,128
Cost of revenues                485,831      280,328      1,295,249    719,908
                               --------     --------     ----------   --------
      Gross profit              194,659       99,761        512,403    255,220

Selling, general and
  administrative expenses       160,955       78,896        418,516    213,123
Nonrecurring acquisition costs    5,225          824         10,957      6,094
Discontinuation of printing
  division at subsidiary                         682                       682
                               --------     --------     ----------   --------
      Operating income           28,479       19,359         82,930     35,321

Other (income) expense:
  Interest expense               12,313        3,820         32,083      9,503
  Interest income                  (902)        (639)        (6,437)    (1,405)
  Equity in net income of
    affiliate                      (265)                       (265)
  Foreign currency gain                                      (3,420)
  Other                            (309)        (556)          (193)    (1,402)
                               --------     --------     ----------   --------

Income before provision for
  income taxes and extraordinary
  item                           17,642       16,734         61,162     28,625
Provision for income taxes        7,465        4,571         24,159      5,226
                               --------     --------     ----------   --------
Income before extraordinary
  item                           10,177       12,163         37,003     23,399
Extraordinary item - loss on
  early termination of
  credit facility, net of
  income tax benefit                                            612
                               --------     --------     ----------   --------
Net income                     $ 10,177     $ 12,163     $   36,391   $ 23,399
                               --------     --------     ----------   --------
                               --------     --------     ----------   --------

Earnings per share:
  Income before extraordinary
    item                       $    .20     $    .33     $      .74   $    .68
  Extraordinary item                                            .01
                               --------     --------     ----------   --------
      Net income               $    .20     $    .33     $      .73   $    .68
                               --------     --------     ----------   --------
                               --------     --------     ----------   --------

Pro forma net income
  (see Note 3)                 $  8,698     $ 10,242     $   30,454   $ 15,557
                               --------     --------     ----------   --------
                               --------     --------     ----------   --------

Pro forma earnings per share:
  Pro forma income before
    extraordinary item         $    .17     $    .28     $      .62   $    .45
  Extraordinary item                                            .01
                               --------     --------     ----------   --------
      Pro forma net income     $    .17     $    .28     $      .61   $    .45
                               --------     --------     ----------   --------
                               --------     --------     ----------   --------


             See accompanying notes to consolidated financial statements.

                             U.S. OFFICE PRODUCTS COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)


                                                         Nine Months Ended
                                                         -----------------
                                                     January 25,    January 31,
                                                         1997           1996
                                                         ----           ----

Cash flows from operating activities:
  Net income                                         $    36,391      $ 23,399
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization                         26,321         9,853
    Deferred income taxes                                  3,600           825
    Deferred compensation                                 (1,501)
    Foreign currency gain                                 (3,420)
    Equity in net income of affiliate                       (265)
    Issuance of common stock in exchange for
     services rendered                                       500
    Changes in assets and liabilities (net of assets
     acquired and liabilities assumed in purchase
     business combinations):
      Accounts receivable                                (36,024)      (43,991)
      Lease receivables                                     (238)
      Inventory                                            4,395        (1,665)
      Prepaid expenses and other current assets           (4,184)       (7,845)
      Accounts payable                                   (32,534)       14,919
      Accrued liabilities                                (17,877)          324
                                                     -----------      --------
          Net cash used in operating activities          (24,836)       (4,181)
                                                     -----------      --------

Cash flows from investing activities:
  Additions to property and equipment, net of
   disposals                                             (23,882)      (16,845)
  Cash used in acquisitions                             (332,537)      (58,236)
  Equity investment in Dudley Stationery Limited         (41,291)
  Deposits                                                (1,310)         (417)
  Other                                                   (5,214)          158
                                                     -----------      --------
          Net cash used in investing activities         (404,234)      (75,340)
                                                     -----------      --------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt               221,101        11,388
  Payments of long-term debt                            (160,164)      (10,264)
  Increases in short-term debt                           215,062        35,443
  Proceeds from issuance of common stock                  38,113        52,537
  Proceeds from exercise of  stock options and
   warrants                                                3,356

  Proceeds from issuance of common stock in employee
   stock purchase plan                                     2,380
  Contributions of capital by stockholders of Pooled
   Companies                                               1,970         1,921
  Adjustment to conform fiscal year-ends of certain
   Pooled Companies                                          286          (462)
  Payment of dividends at Pooled Companies               (13,860)      (15,587)
                                                     -----------      --------
          Net cash provided by financing activities      308,244        74,976
                                                     -----------      --------

Effect of exchange rates on cash and cash equivalents       (347)           99
Net decrease in cash and cash equivalents               (121,173)       (4,446)
Cash and cash equivalents at beginning of period         177,635        19,183
                                                     -----------      --------
Cash and cash equivalents at end of period           $    56,462      $ 14,737
                                                     -----------      --------
                                                     -----------      --------

                                 (Continued)

                             U.S. OFFICE PRODUCTS COMPANY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)
                                     (Continued)


                                                         Nine Months Ended
                                                         -----------------
                                                     January 25,    January 31,
                                                         1997           1996
                                                         ----           ----

Supplemental disclosures of cash flow information:

  Interest paid                                      $  28,980        $  6,234
  Income taxes paid                                  $  21,085        $  5,321


The Company issued common stock and cash in connection with certain business combinations completed during the nine month periods ended January 25, 1997 and January 31, 1996. The fair values of the assets and liabilities at the dates of the acquisitions are presented as follows:


                                                         Nine Months Ended
                                                         -----------------
                                                     January 25,    January 31,
                                                         1997           1996
                                                         ----           ----

Accounts receivable                                  $    93,993      $ 30,561
Inventory                                                126,506        22,442
Lease receivables                                            870
Prepaid expenses and other current assets                 15,159         4,001
Property and equipment                                   108,705        18,732
Intangible assets                                        447,202        74,665
Other assets                                               5,273         1,074
Short-term debt                                          (17,102)      (19,928)
Accounts payable                                         (93,436)      (21,357)
Accrued liabilities                                      (83,894)       (7,285)
Long-term debt                                          (116,807)       (9,574)
Other long-term liabilities                               (8,262)         (887)
                                                     -----------      --------
  Net assets acquired                                $   478,207      $ 92,444
                                                     -----------      --------
                                                     -----------      --------

The acquisitions were funded as follows:

Common stock                                         $   145,670      $ 34,208
Cash                                                     332,537        58,236
                                                     -----------      --------
                                                     $   478,207      $ 92,444
                                                     -----------      --------
                                                     -----------      --------



             See accompanying notes to consolidated financial statements.

                             U.S. OFFICE PRODUCTS COMPANY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JANUARY 25, 1997
                       (In thousands, except per share amounts)
                                     (Unaudited)


NOTE 1 -  BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of U.S. Office Products Company (the "Company" or "U.S. Office Products"), and the companies acquired in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates and give retroactive effect to the results of the companies acquired in business combinations accounted for under the pooling-of-interests method (the "Pooled Companies") for all periods presented.

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the year ended April 30, 1996, included in the Company's Current Report on Form 8-K, dated January 29, 1997.

On August 20, 1996, the Company's Board of Directors approved a change in the Company's fiscal year-end, effective for the 1997 fiscal year, from April 30 to the last Saturday of April.

NOTE 2 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the nine months ended January 25, 1997 were as follows:


Stockholders' equity balance at April 30, 1996                   $356,326
  Issuance of common stock in connection
    with business combinations                                    145,670
  Sale of common stock in private placement                        38,113
  Issuance of common stock for employee
    stock purchase plan, net of expenses                            2,380
  Issuance of common stock for stock options
    exercised, including tax benefits                               2,445
  Issuance of common stock in exchange for services rendered          500
  Issuance of common stock for stock options and
    warrants at Pooled Companies                                    1,980
  Contributions of capital at Pooled Companies                      6,046
  Dividends at Pooled Companies                                   (13,860)
  Adjustments to conform fiscal year-ends
    of certain Pooled Companies                                       286
  Cumulative translation adjustment                                (4,191)
  Net income                                                       36,391
                                                                 --------
Stockholders' equity balance at January 25, 1997                 $572,086
                                                                 --------
                                                                 --------

NOTE 3 - UNAUDITED PRO FORMA INCOME TAX INFORMATION

The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if certain Pooled Companies, which were subchapter S corporations prior to their business combinations with the Company, had been subject to federal income taxes throughout the periods presented:


                                Three Months Ended         Nine Months Ended
                                ------------------         -----------------
                              January 25,  January 31,  January 25,  January 31,
                                 1997         1996         1997         1996
                                 ----         ----         ----         ----

Net income before pro forma
  adjustment, per the
  consolidated statement of
  operations                   $ 10,177     $ 12,163        $36,391    $23,399
Provision for income taxes        1,479        1,921          5,937      7,842
                               --------     --------        -------    -------
Pro forma net income           $  8,698     $ 10,242        $30,454    $15,557
                               --------     --------        -------    -------
                               --------     --------        -------    -------

NOTE 4 - BUSINESS COMBINATIONS

In fiscal 1996, the Company completed a total of 40 business combinations, 14 accounted for under the pooling-of-interests method and 26 accounted for under the purchase method. During the first nine months of fiscal 1997, the Company completed a total of 90 business combinations, 30 accounted for under the pooling-of-interests method and 60 accounted for under the purchase method. In the third quarter of fiscal 1997, the Company completed a total of 24 business combinations, 9 accounted for under the pooling-of-interests method and 15 accounted for under the purchase method.

The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented. The following data presents the separate results, in each of the periods presented, of U.S. Office Products (excluding the results of the Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired.


                           U.S. Office
                             Products          Pooled
                             Company          Companies        Combined
                           -----------        ---------        --------
Three months ended
 January 25, 1997:
     Revenues              $  615,099          $ 65,391      $  680,490
     Net income            $    9,567          $    610      $   10,177

Three months ended
 January 31, 1996:
     Revenues              $  122,875          $257,214      $  380,089
     Net income            $    1,491          $ 10,672      $   12,163

Nine months ended
 January 25, 1997:
     Revenues              $1,473,192          $334,460      $1,807,652
     Net income            $   25,069          $ 11,322      $   36,391

Nine months ended
 January 31, 1996:
     Revenues              $  267,837          $707,291      $  975,128
     Net income            $    5,226          $ 18,173      $   23,399


See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Introduction" for an explanation of the impact of the acquisition of two Pooled Companies that are subject to significant seasonal influences on the retroactive restatement of the Company's results to reflect business combinations accounted for under the pooling-of-interests method.

The following presents the unaudited pro forma results of operations of the Company for the three and nine month periods ended January 25, 1997 and January 31, 1996 as if all 86 of the companies acquired in business combinations accounted for under the purchase method, completed since the beginning of fiscal
1996, had been consummated at the beginning of fiscal 1996.   The pro forma
results of operations reflect certain pro forma adjustments including the amortization of intangible assets and reductions in executive compensation:


                                Three Months Ended         Nine Months Ended
                                ------------------         -----------------
                              January 25,  January 31,  January 25,  January 31,
                                 1997         1996         1997         1996
                                 ----         ----         ----         ----

Revenues                       $696,985     $720,976     $2,100,745   $2,031,287
Net income                       13,456       12,123         44,731       23,179
Net income per share                .26          .23            .86          .45


The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1996 or the results which may occur in the future.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to January 25, 1997 and through March 10, 1997, the Company has completed ten business combinations for an aggregate purchase price of $19.7 million, consisting of approximately $5.0 million of cash and 473,635 shares of the Company's common stock with an aggregate market value on the dates of acquisition of approximately $14.7 million.

In February and March 1997, the Company completed the public sale, at a gross price of $33.00 per share, of 8,682,331 shares of common stock, including the purchase by the underwriters of 637,000 shares of common stock from their over-allotment option. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $274.5 million and have been used to repay a portion of the outstanding balance under the Company's bank credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Company's revenues have been derived primarily from the sale of a wide variety of office supplies, office furniture and other office and educational products, services and equipment to corporate, commercial, educational and industrial customers. The cost of revenues represents the cost of the office supplies, office furniture and other office and educational products, services and equipment. Cost of revenues includes occupancy and delivery expenses and is reduced by rebates and discounts on inventory purchases.

In reviewing the Company's consolidated financial statements and the discussion of the Consolidated Results of Operations that appears below, the following should be taken into consideration. During fiscal 1997, the Company acquired two school supply companies (the "School Companies") in business combinations accounted for under the pooling-of-interests method. These School Companies are subject to significant seasonal influences; their revenues and profitability typically are highest during the summer and early fall, because of back-to-school buying. Before being acquired by U.S. Office Products, the School Companies reported their results on a calendar year basis. Their highest revenues and profits occur during the July through September period, which was their third quarter on a calendar year reporting basis. Under Generally Accepted Accounting Principles ("GAAP"), after U.S. Office Products acquired the School Companies, U.S. Office Products restated its financial results to include the financial results of the School Companies. Pursuant to GAAP, the School Companies' results for the July through September 1995 period (the third quarter of their fiscal year) were included in U.S. Office Products' results for November 1995 through January 1996 period (the third quarter of U.S. Office Products' fiscal year). Beginning with U.S. Office Products' current fiscal year, the School Companies' fiscal year has been conformed to U.S. Office Products' fiscal year, in accordance with GAAP. Thus, U.S. Office Products' fiscal 1997 third quarter includes the School Companies' results for November 1996 through January 1997. The School Companies' results from their back-to-school season were included in U.S. Office Products' fiscal 1997 second quarter results. Because the School Companies' highest revenue and profitability period is included in U.S. Office Products' fiscal 1996 third quarter, but not in its fiscal 1997 third quarter, the results of the two quarters are not comparable.

Consolidated Results of Operations

     Three Months Ended January 25, 1997 Compared to Three Months Ended
       January 31, 1996

Consolidated revenues increased 79.0%, from $380.1 million for the three months ended January 31, 1996, to $680.5 million for the three months ended January 25, 1997. This increase was primarily due to the inclusion, in the revenues for the three months ended January 25, 1997, of revenues from 72 companies that were acquired in business combinations accounted for under the purchase method after the beginning of the third quarter of fiscal 1996 (the "Purchased Companies"). Revenues for the three months ended January 31, 1996, include revenues from four Purchased Companies for a portion of such period.

International revenues increased from $12.3 million, or 3.2% of consolidated revenues, for the three months ended January 31, 1996, to $236.6 million, or 34.7% of consolidated revenues for the three months ended January 25, 1997. International revenues consisted primarily of revenues from New Zealand and Australia, with the balance from Canada. The increase in international revenues was primarily due to the inclusion, in the revenues for the three months ended January 25, 1997, of revenues from 17 companies that were acquired in business combinations accounted for under the purchase method after the third quarter of fiscal 1996. International revenues for the third quarter of fiscal 1997 also include the impact of seasonally high Christmas holiday revenues from the Company's international operations, including, in particular, the operations of a chain of retail bookshops throughout New Zealand and Australia which were acquired by the Company's wholly owned subsidary, Blue Star Group Limited ("Blue Star"), as part of its acquisition of Whitcoulls Group Limited in July 1996.

Gross profit increased 95.1%, from $99.8 million, or 26.2% of revenues, for the three months ended January 31, 1996, to $194.7 million, or 28.6% of revenues, for the three months ended January 25, 1997. The increase in gross profit as a percentage of revenues was due primarily to a shift in revenue mix resulting in a higher proportion of revenues in traditionally higher margin products and services, such as office coffee services and products sold in New Zealand and Australia. Gross profit as a percentage of revenues also improved as a result of improved purchasing and rebate programs negotiated with vendors.

Selling, general and administrative expenses increased 104.0%, from $78.9 million, or 20.8% of revenues, for the three months ended January 31, 1996, to $161.0 million, or 23.7% of revenues, for the three months ended January 25, 1997. The increase in selling, general and administrative expenses was due primarily to the inclusion of the Purchased Companies in the results for the three months ended January 25, 1997. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to a shift in revenue mix resulting in a higher proportion of revenues from products and services with traditionally higher selling, general and administative expenses, such as office coffee services and products sold in New Zealand and Australia.

The Company incurred one-time nonrecurring acquisition costs of approximately $5.2 million and $824,000 during the three months ended January 25, 1997 and January 31, 1996, respectively, in conjunction with business combinations that were accounted for under the pooling-of-interests method. These nonrecurring acquisition costs included accounting and legal fees, investment banking fees, recognition of transaction related obligations and various other acquisition related costs. GAAP requires the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers) related to business combinations accounted for under the pooling-of-interests method. The increase in such nonrecurring acquisition costs reflects the larger number of business combinations accounted for under the pooling-of-interest method during the three months ended January 25, 1997, as compared to the three months ended January 31, 1996. The Company expects to incur similar costs in the future as the Company anticipates additional acquisitions accounted for under the pooling-of-interests method.

During the three months ended January 31, 1996, the Company also recorded a one-time charge of $682,000 associated with the discontinuation of the printing division at one of its subsidiaries, which consisted primarily of the write down of printing division assets to their estimated fair market values.

Interest expense, net of interest income, increased 258.7%, from $3.2 million for the three months ended January 31, 1996, to $11.4 million for the three months ended January 25, 1997. This increase was due primarily to the increase in the Company's borrowings through the issuance of an aggregate of $373.75 million of 5 1/2% Convertible Subordinated Notes (the "Notes") during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 and an increase in the outstanding balance on the Company's credit facility. The proceeds from the issuance of the Notes and the additional borrowings from the credit facility were used to fund the cash portion of the consideration in business combinations and to refinance indebtedness assumed in such business combinations.

Equity in net income of affiliate of $265,000 represents the Company's 49% equity investment in Dudley Stationery Limited ("Dudley"), which is being accounted for under the equity method. The Company acquired 49% of Dudley, the largest independent office products dealer in the United Kingdom, in November 1996.

Provision for income taxes increased from $4.6 million for the three months ended January 31, 1996, to $7.5 million for the three months ended January 25, 1997, reflecting effective income tax rates of 27.3% and 42.3%, respectively. The low effective income tax rate for the three months ended January 31, 1996, compared to the federal statutory rate of 35.0% plus state, local and foreign taxes, is primarily due to the fact that several companies included in the results for such three month period, which were acquired in business combinations accounted for under the pooling-of-interests method, were not subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations prior to being acquired by the Company. The higher effective rate for the three months ended January 25, 1997, is due primarily to increased nondeductible expenses, including amortization of goodwill related to acquisitions accounted for under the purchase method and nonrecurring acquisition costs related to acquisitions accounted for under the pooling-of-interests method. This was partially offset by the impact of the completion of business combinatons accounted for under the pooling-of-interests method, during the third quarter of fiscal 1997, of companies that had elected to be treated as subchapter S corporations prior to being acquired by the Company.

     Nine Months Ended January 25, 1997 Compared to Nine Months Ended
       January 31, 1996

Consolidated revenues increased 85.4%, from $975.1 million for the nine months ended January 31, 1996, to $1,807.7 million for the nine months ended January 25, 1997. This increase was primarily due to the inclusion, in the revenues for the nine months ended January 25, 1997, of revenues from the 86 companies that were acquired in business combinations accounted for under the purchase method since the beginning of fiscal 1996 ("Fiscal 1996 and 1997 Purchased Companies"). Revenues from 18 of such Fiscal 1996 and 1997 Purchased Companies were included in revenues for a portion of the nine months ended January 31, 1996.

International revenues increased from $34.0 million, or 3.5% of consolidated revenues, for the nine months ended January 31, 1996, to $488.8 million, or 27.0% of consolidated revenues, for the nine months ended January 25, 1997. This increase was primarily due to the inclusion, in the revenues for the nine months ended January 25, 1997, of revenues from 17 companies that were acquired in business combinations accounted for under the purchase method after the beginning of the fourth quarter of fiscal 1996.

Gross profit increased 100.8%, from $255.2 million, or 26.2% of revenues, for the nine months ended January 31, 1996, to $512.4 million, or 28.3% of revenues, for the nine months ended January 25, 1997. The increase in gross profit as a percentage of revenues was due primarily to a shift in revenue mix resulting in a higher proportion of revenues in traditionally higher margin products and services such as office coffee services and products sold in New Zealand and Australia. The Company's gross profit as a percentage of revenue also improved as a result of improved purchasing and rebate programs negotiated with vendors.

Selling, general and administrative expenses increased 96.4%, from $213.1 million, or 21.9% of revenues, for the nine months ended January 31, 1996, to $418.5 million, or 23.2% of revenues, for the nine months ended January 25, 1997. The increase in selling, general and administrative expenses was due primarily to the inclusion of the Fiscal 1996 and 1997 Purchased Companies in the results for the nine months ended January 25, 1997. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to a shift in revenue mix resulting in a higher proportion of revenues from products and services with traditionally higher selling, general and administative expenses, such as office coffee services and products sold in New Zealand and Australia.

The Company incurred one-time nonrecurring acquisition costs of approximately $11.0 million and $6.1 million during the nine months ended January 25, 1997 and January 31, 1996, respectively, in conjunction with business combinations accounted for under the pooling-of-interests method. The nonrecurring acquisition costs for the nine months ended January 25, 1997 represented costs associated with 30 business combinations accounted for under the pooling-of-interests method compared to six such business combinations during the nine months ended January 31, 1996. The nonrecurring acquisition costs for the nine months ended January 31, 1996 included a charge of approximately $4.7 million related to one business combination which included the payment of significant transaction related compensation obligations. During the nine months ended January 31, 1996 the Company also recorded a one-time charge of $682,000 associated with the discontinuation of the printing division at one of its subsidiaries.

Interest expense, net of interest income, increased 216.7% from $8.1 million for the nine months ended January 31, 1996 to $25.6 million for the nine months ended January 25, 1997. This increase was due primarily to the increase in the Company's borrowings through the issuance of an aggregate of $373.75 million of Notes during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 and an increase in the outstanding balance on the Company's credit facility. The proceeds from the issuance of the Notes and the additional borrowings from the credit facility were used to fund the cash portion of the consideration in business combinations and to refinance indebtedness assumed in such business combinations. For the nine months ended January 25, 1997, other (income) expense also included a foreign currency gain of $3.4 million, which represented the effect of the change in the exchange rate between the New Zealand and U.S. dollars on short-term loans between the Company and Blue Star.

Provision for income taxes increased from $5.2 million, for the nine months ended January 31, 1996, to $24.2 million, for the nine months ended January 25, 1997, reflecting effective income tax rates of 18.3% and 39.5%, respectively. The low effective income tax rate for the nine months ended January 31, 1996, compared to the federal statutory rate of 35.0% plus state, local and foreign taxes, is primarily due to the fact that several companies included in the results for such nine month period, which were acquired in business combinations accounted for under the pooling-of-interests method, were not subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations prior to being acquired by the Company. The higher effective income tax rate for the nine months ended January 25, 1997, is due primarily to increased nondeductible expenses, including amortization of goodwill related to acquisitions accounted for under the purchase method and nonrecurring acquisition costs related to acquisitions accounted for under the pooling-of-interests method. This was partially offset by the impact of the completion of business combinatons accounted for under the pooling-of-interests method, during the first three quarters of fiscal 1997, of companies that had elected to be treated as subchapter S corporations prior to being acquired by the Company.

During the nine months ended January 25, 1997, the Company incurred an extraordinary item of $612,000, which represents the aggregate expenses, net of the expected tax benefit, associated with the early termination of the Company's $50 million credit facility with First Bank National Association due to the Company entering into a new $500 million credit facility in August 1996 with a syndicate of banks led by Bankers Trust Company (the "Credit Facility"). The expenses consisted of the write-off of certain capitalized debt issue costs, which were being amortized over the life of the credit facility, and the direct costs of terminating the facility.

Liquidity and Capital Resources

At January 25, 1997, the Company had cash of $56.5 million and working capital of $78.9 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at January 25, 1997 was $961.5 million.

During the nine months ended January 25, 1997, net cash used in operating activities was $24.8 million which resulted primarily from the increase in accounts receivable due to seasonality and revenue growth and a decrease in accounts payable due to the Company's aggressive policy of taking recently negotiated cash discounts. Net cash used in investing activities was $404.2 million, including $332.5 million used for acquisitions, $23.9 million used for additions to property and equipment and $41.3 million used to make an equity investment in Dudley. Net borrowings increased $276.0 million during the nine months ended January 25, 1997 primarily to fund acquisitions, including the repayment of higher interest rate debt assumed in business combinations.

During the nine months ended January 31, 1996, net cash used in operating activities was $4.2 million. Net cash used in investing activities was $75.3 million, including $58.2 million used for acquisitions and $16.8 million used for additions to property and equipment. Net borrowings increased $36.6 million during the nine months ended January 31, 1996. The Company also received $53.5 million in cash as a result of the sale of common stock during the period.

In February and March 1997, the Company completed the public sale, at a gross price of $33.00 per share, of 8,682,331 shares of common stock, including the purchase by the underwriters of 637,000 shares of common stock from their over-allotment option. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $274.5 million and have been used to repay a portion of the outstanding balance on the Credit Facility. At March 10, 1997, the Company had $95.0 million outstanding under the Credit Facility at an annual interest rate of approximately 7.1%.

In October 1996, the Company refinanced $180 million in high interest rate debt outstanding in New Zealand and Australia with the $180 million that was available under the Credit Facility solely for purposes of such refinancing. The average annual interest rate on such debt prior to such refinancing was approximately 11.0%.

In September 1996, the Company sold 1,250,000 shares of common stock to Quantum Partners LDC in a private placement. The Company received proceeds of approximately $38.1 million as a result of the sale. The proceeds were used to repay a portion of the then outstanding balance under the Credit Facility.

In August 1996, the Company entered into an agreement under which a syndicate of financial institutions, led by Bankers Trust Company, as Agent (the "Bank"), is providing the Company with the $500 million Credit Facility bearing interest, at the Company's option, at the Bank's base rate plus an applicable margin of up to 1.25%, or a eurodollar rate plus an applicable margin of up to 2.5%. The availability under the Credit Facility is subject to certain sublimits including $100 million for working capital loans and $400 million for acquisition loans, with $180 million of the acquisition loan sublimit available solely to refinance certain outstanding indebtedness of the Company in Australia and New Zealand. The Credit Facility is secured by a majority of the assets of the Company and its subsidiaries and contains customary covenants, including financial covenants with respect to the Company's consolidated leverage and interest coverage ratios, capital expenditures, payment of dividends and purchases and sales of assets, and customary default provisions, including provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. The Company is currently in negotiations with the Bank to amend the Credit Facility to eliminate the $180 million acquisition sublimit.

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

Subsequent to January 25, 1997 and through March 10, 1997, the Company has completed ten business combinations for an aggregate purchase price of $19.7 million, consisting of approximately $5.0 million of cash and 473,635 shares of the Company's common stock with an aggregate market value on the dates of acquisition of approximately $14.7 million.

The Company plans to continue to consolidate and modernize its distribution facilities and systems with the creation of district fulfillment centers and the consolidation of existing facilities into such centers. The Company expects to incur capital expenditures of approximately $20 million to $30 million over the next fiscal year for this and other purposes.

The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the Credit Facility will be sufficient to meet the Company's liquidity requirements for its operations through the remainder of the calendar year. However, the Company is currently, and intends to continue, pursuing additional acquisitions, which are expected to be funded through a combination of cash and common stock. There can be no assurances that additional sources of financing will not be required during the next twelve months or thereafter.

Fluctuations in Quarterly Results of Operations

The Company's business is subject to seasonal influences. The Company's historical revenues and profitability in its core office products business have been lower in the first two quarters of its fiscal year, primarily due to the lower level of business activity in North America during the summer months. The seasonality of the core office products business, however, is expected to be impacted by the seasonality of the Company's other operations, which have expanded through acquisitions. For example, the revenues and profitability of the Company's school supplies and school furniture business have been higher during the Company's first and second quarters and significantly lower in its third and fourth quarters, and the revenues and profitability of the Company's operations in New Zealand and Australia have generally been higher in the Company's third quarter. As the Company's mix of businesses evolves through future acquisitions, these seasonal fluctuations may continue to change. In addition, quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold, general economic conditions, and the retroactive restatement of the Company's consolidated financial statements for acquisitions accounted for under the pooling-of-interests method. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1996 or the first three quarters of fiscal 1997.

Factors Affecting the Company's Business

The future operating results of the Company may be affected by a number of factors, including the matters discussed below:

The Company has an aggressive acquisition strategy that has involved, and is expected to continue to involve, the acquisition of a significant number of additional companies in related lines of businesses. From its inception through January 25, 1997, the Company made 138 acquisitions. In addition to completing additional acquisitions since that date, the Company currently has, and from time to time expects to enter into, letters of intent and agreements in principle with respect to the acquisition of additional office and educational products and equipment businesses, both in the United States and internationally, consistent with its strategy of pursuing an aggressive acquisition program.

The Company depends upon acquisitions and organic growth to increase its earnings. There can be no assurance that the Company will complete acquisitions in a manner that coincides with the end of its fiscal quarters. The failure to complete acquisitions on a timely basis could have a material adverse effect on the Company's quarterly results. Likewise, delays in implementing planned integration strategies and activities also could adversely affect the Company's quarterly earnings. In addition, there can be no assurance that acquisitions will occur at the same pace as in prior periods or be available to the Company on favorable terms, if at all. For example, if the price of a share of common stock declines for a prolonged period, the owners of potential acquisition targets may not be willing to receive shares of common stock in exchange for their businesses, thereby adversely affecting the pace of the Company's acquisition program. Such an effect on the pace of the Company's acquisition program could further reduce the price of a share of common stock, to the further detriment of the Company's acquisition strategy. The Company's results could adversely be affected by the fact that the consolidation of the U.S. contract stationer industry has reduced the number of larger companies available for sale in the Company's core contract stationer business, which could lead to higher prices being paid to acquire such companies in such market. The failure to acquire additional businesses or to acquire such businesses on favorable terms in accordance with the Company's growth strategy could have a material adverse impact on future sales and profitability.

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

The Company intends to continue to focus significant attention and resources on international expansion. The Company believes, however, that international revenues, as a percentage of total revenues, will not exceed their current levels, although no assurances can be made in this regard. In addition to the factors described above that may impact the Company's domestic operations, the Company's operations in foreign markets are subject to a number of inherent risks, including currency exchange rates, new and different legal and regulatory requirements, difficulties in staffing and managing foreign operations, risks specific to different business lines that the Company may enter, and other factors.

The Company's ability to manage an aggressive consolidation program in markets other than the domestic contract stationer market has not yet been fully tested. In addition, there can be no assurance that companies that have been acquired or that may be acquired in the future will achieve sales and profitability levels that justify the investment therein. Acquisitions may involve a number of special risks that could have a material adverse effect on the Company's operations and financial performance, including adverse short-term effects on the Company's reported operating results; diversion of management's attention; difficulties with the retention, hiring and training of key personnel; risks associated with unanticipated problems or legal liabilities; and amortization of acquired intangible assets.

                            PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     11.1   Statement regarding computation of net income per share

     27     Financial Data Schedule

(b)  Reports on Form 8-K

     During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

     i. Form 8-K dated October 25, 1996 and filed with the Commission on November 5, 1996 reporting information under Items 2, 5 and 7.

     ii. Form 8-K/A dated October 25, 1996 and filed with the Commission on December 9, 1996 reporting information under Items 5 and 7:

            Financial statements filed:

            (a) Unaudited pro forma financial statements of U.S. Office Products Company as of July 27, 1996 and for the three months ended July 27, 1996 and July 31, 1995 and for the years ended April 30, 1996, 1995 and 1994.

            (b) The audited financial statements of Fortran Corp. as of March 31, 1996 and for the year then ended and the unaudited financial statements as of June 30, 1996 and 1995 and for the three months ended June 30, 1996 and 1995.

            (c) The audited financial statements of PC Direct Limited as of March 31, 1996 and for the year then ended.

            (d) The audited financial statements of Bay State Computer Group, Inc. as of March 31, 1996 and 1995 and for the years then ended and unaudited financial statements as of June 30, 1996 and 1995 and for the three months then ended.

     iii. Form 8-K dated January 9, 1997 and filed with the Commission on January 9, 1997 reporting information under Items 5 and 7.

            Financial statements filed:

            (a) Audited consolidated financial statements of U.S. Office Products Company as of April 30, 1996 and 1995 and for the years ended April 30, 1996, 1995 and 1994, and the unaudited consolidated financial statements as of October 267, 1996 and for the six months ended October 26, 1996 and October 31, 1995.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        U.S. OFFICE PRODUCTS COMPANY


         March 11, 1997              By: /s/ Jonathan J. Ledecky
------------------------------          -----------------------------------
              Date                   Jonathan J. Ledecky
                                     Chief Executive Officer



         March 11, 1997              By: /s/ Donald H. Platt
------------------------------          -----------------------------------
              Date                   Donald H. Platt
                                     Chief Financial Officer