Form 10-K
period 1997-04-26
US OFFICE PRODUCTS CO
filed 1997-07-08
CIK 934852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED APRIL 26, 1997            COMMISSION FILE NUMBER 0-25372

                          U.S. OFFICE PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)

                         ------------------------------

                  DELAWARE                                      52-1906050
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)

  1025 THOMAS JEFFERSON ST., NW SUITE 600E                         20007
              WASHINGTON, D.C.                                  (Zip Code)
  (Address of principal executive offices)

                                  202/339-6700
              Registrant's telephone number, including area code:

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

            Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $.001

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 16, 1997 was $1,844,101,102.

    As of June 16, 1997, 70,616,345 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND," "MAY," "WILL" AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO U.S. OFFICE PRODUCTS COMPANY ("U.S. OFFICE PRODUCTS" OR THE "COMPANY") OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "--FACTORS AFFECTING THE COMPANY'S PROSPECTS." THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

OVERVIEW

    U.S. Office Products is one of the fastest growing suppliers of a broad range of office and educational products and business services to corporate, commercial, educational and industrial customers. Since its initial public offering in February 1995 when the Company first acquired six office supply companies, the Company has evolved to become a leading consolidator of several highly fragmented industries that serve a wide variety of the product and service needs of its customers. The Company operates throughout the United States, as well as in New Zealand, Australia and Canada and, through a 49% owned affiliate, in the United Kingdom, selling a full range of more than 34,000 office and educational products and business services to its customers. The Company currently has over 17,000 employees.

    The Company's strategy has been to serve as the sole source for the full range of office products and business services used by its customers around the world, which are predominately middle market businesses. The Company believes that middle market businesses, which it defines as those having between 20 and 500 employees, constitute one of the fastest growing sectors of the economy and have served as a greater source of new job growth in recent years than have larger organizations. The Company sells to its customers a full range of products and services, including office supplies, office furniture, office coffee and beverage services, technology solutions (including computer and telecommunications network services), print management, corporate travel services and school supplies and school furniture. The Company's goal is to become the provider of choice for all of a customer's office needs by offering superior customer service, convenience and a full range of products and services.

    The Company has an aggressive acquisition program through which it has acquired and seeks to acquire companies with established sales presences and brand names in given geographic, product or service markets. From its initial public offering through April 26, 1997, the end of its most recent fiscal year, the Company completed 159 acquisitions. The Company made additional acquisitions after its year end and currently has, and from time to time expects to enter into, letters of intent with respect to additional acquisitions, both in the United States and internationally. In addition, on May 22, 1997, the Company entered into a definitive agreement to acquire Mail Boxes Etc. See "--Proposed Acquisition." There can be no assurance, however, that definitive agreements for additional acquisitions will be executed or that additional acquisitions will be completed. See "--Factors Affecting the Company's Prospects-- Rapid Expansion and Dependence on Acquisitions for Future Growth."

    The Company believes that the fragmented nature of many of the markets it serves has both allowed it to identify suitable acquisition candidates and enabled it, through acquisitions, to establish a leadership position in these markets. For example, the Company believes that, based upon current sales volume, it is now one of the largest office supply companies in the United States, one of the largest school supply distributors in the United States, one of the largest providers of office coffee and beverage services in the United States, one of the largest corporate travel services companies in the United States and one of the largest providers of contract furniture in the United States. The Company is currently organized into eight divisions to serve its various product, service and geographic markets, and to identify and pursue strategic acquisitions within these markets. See "--Products and Services."

    During the last several years, the office products industry has been consolidating rapidly. This consolidation is continuing, and it has led to significant changes in the composition of the industry. As a result of consolidation, the number of independent, mid-sized contract stationer companies (that is, companies that sell office supplies other than through direct mail or retail operations and that have annual sales of $15-30 million) has declined significantly. Large companies serving a broad range of customers (including the Company and its major competitors) have acquired many of these smaller businesses. As the office products industry continues to consolidate, the Company believes that many of the remaining smaller contract stationer companies will be unable to compete because, in part, of their inability to purchase products at favorable prices. As a result, the Company expects that these smaller, independent businesses will be acquired by larger companies or will close. The Company has been, and expects to continue to be, an active participant in this ongoing consolidation. See "--Factors Affecting the Company's Prospects--Rapid Expansion and Dependence on Acquisitions for Future Growth."

    The Company believes that another industry change is the move by certain large consolidators, including the Company, to leverage their distribution systems by offering a wider array of products and services to their customers. The Company believes that this trend also reflects an effort to respond to the perception that many business customers want to reduce their costs of procuring office products and services by reducing the number of suppliers with which they deal. The Company believes that it has positioned itself to capitalize on this trend through its acquisitions in the office coffee and beverage services, print management, corporate travel services and technology solutions markets. The Company expects that it, as well as its competitors, will continue to expand their product and service offerings in the future, although no assurances can be made in this regard. See "--Factors Affecting the Company's Prospects --Risks Related to Expansion into New Product and Service Areas and to Acquisitions."

    The Company believes that the office products industry outside of North America also is highly fragmented and therefore represents a consolidation opportunity for the Company. The Company believes that many of the same trends that it sees in North America are occurring internationally, with large companies diversifying their product and service offerings and seeking to serve a broader range of customers. Developments in any particular country may vary because of local market conditions, legal and regulatory rules and limits and other similar factors that affect national or regional markets. The office products industry in New Zealand, Australia and the United Kingdom, where the Company and its 49% owned affiliate currently have international operations, has already undergone significant consolidation and the Company expects this consolidation to continue. For a discussion of the Company's operations outside of North America, see "--Products and Services --International Office Products."

    In response to the changes in the office products industry described above, as well as the continued volatility of the market prices of shares of common stock of companies in the industry, industry consolidation among major competitors in the office products industry may occur. In addition, the Company considers, from time to time, additional strategies to enhance stockholder value in light of such changes. These include, among others, strategic alliances and joint ventures, spin-offs, purchase, sale or merger transactions with other large companies, a recapitalization of the Company, and other similar transactions. There can be no assurance that any one of these strategies will be undertaken, or that, if undertaken, any such strategy will be completed successfully.

    PROPOSED ACQUISITION. On May 22, 1997, the Company signed a definitive agreement (the "Agreement") to acquire Mail Boxes Etc. ("MBE"), the world's largest franchisor of business, communication and postal service centers with more than 3,300 centers operating worldwide. The Company will exchange one share of its common stock for each share of outstanding MBE common stock in the transaction, subject to adjustment in certain circumstances. As of May 21, 1997, MBE had approximately 11.3 million shares of common stock outstanding.

    The transaction, which will be accounted for under the pooling-of-interests method of accounting, is subject to the approval of the shareholders of MBE and other conditions (including regulatory approvals) set forth in the Agreement. If all of the conditions to the acquisition contained in the Agreement are satisfied or waived prior thereto, the Company expects the acquisition to be completed during the second quarter of the Company's current fiscal year. Among other conditions, the acquisition of MBE is subject to compliance with the applicable provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976

(the "HSR Act"), including notice filings (which were made on June 20, 1997) and the satisfaction of certain waiting period requirements. On July 3, 1997, the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice (the "Antitrust Division") granted early termination of the HSR waiting period and, therefore, such waiting period requirements have been satisfied. Nevertheless, at any time before or after consummation of the acquisition, the Antitrust Division or state attorneys' general could take such action under the antitrust laws as they deem necessary or desirable in the public interest.

    Currently, MBE's franchisees sell over $1.3 billion in products and services primarily to the small office and home office ("SOHO") market. The products and services that MBE's franchisees sell include packing and shipping, money transfers, photocopying, faxing, mail receiving services, office supplies and other related products and services. The franchisees also service large corporations requiring a national distribution system to dispense a variety of products and services to their customers and field-based employees and have an installed base of approximately 400,000 postal box holders at their facilities worldwide.

BUSINESS STRATEGIES

    The Company's objective is to become the premier, sole source provider of office and educational products and business services to businesses and educational customers around the world. The Company is pursuing several strategies to accomplish this objective, including:

GROWTH THROUGH ACQUISITIONS

    Since its initial public offering in February 1995, the Company has significantly grown its operations in the office products segment of its business (I.E., office supplies, office furniture and office coffee and beverage services) through acquisitions. In addition, to achieve its goal of becoming a sole source provider of a broad array of products and services to its customers, the Company has increasingly focused on acquiring leading companies in complementary, office-related markets, such as print management, technology solutions and corporate travel services. The Company has generally used a "hub and spoke" acquisition strategy, which involves the acquisition of (a) larger, established, high quality local companies, or hubs, and (b) additional smaller companies, or spokes, in secondary markets surrounding the hubs. Where possible, the operations of the acquired spokes are integrated into the operations of existing hubs, thereby eliminating a portion of the acquired companies' operating expenses. In geographic regions where the Company currently does not have operations and where desirable acquisitions at reasonable prices do not appear to exist, the Company has begun to test start-up operations--or "greenfield" businesses--on a limited basis.

    The Company believes that the product and service markets in which it operates remain highly fragmented. With respect to the contract stationer market, the Company believes that there are relatively few remaining independent contract stationers that could serve as hubs, but that there are several thousand smaller contract stationers that are attractive, potential spokes. Outside of the contract stationer market, the Company believes that there are a significant number of potential hub and spoke acquisitions that could be pursued, as the Company seeks to consolidate other product and service markets. See "--Factors Affecting the Company's Prospects--Substantial Competition and Industry Consolidation." The Company has a general policy of retaining the name of an acquired company and empowering local management, which helps to make it the acquiror of choice for many companies. Moreover, this strategy enables the Company to draw on the contacts and expertise of local management by encouraging them to identify acquisition candidates and to participate in the process of integrating newly acquired companies into U.S. Office Products.

    Similar to the Company's acquisition strategy in North America, the Company's strategy is to acquire and integrate acquisitions in attractive international markets. In 1996, the Company acquired Blue Star Group Limited ("Blue Star"), a leading office products company in New Zealand. Through Blue Star, the Company has acquired numerous office products companies in New Zealand and Australia. In 1996, the Company also acquired a 49% interest in Dudley Stationery Limited ("Dudley"), the largest independent office products dealer in the United Kingdom. The Company currently operates from 279 facilities in New Zealand, 105 facilities in Australia and 35 facilities in Canada; Dudley operates in the United Kingdom from 8 facilities.

INCREASING SALES BY EXPANDING THE COMPANY'S PRODUCT AND SERVICE OFFERINGS

    The Company believes that it can increase sales to its customers by broadening the complement of products and services that it offers. Through acquisitions in complementary, office-related markets, the Company has expanded, and expects to continue to expand, the range of products and services that it offers, thereby creating opportunities, where possible, for its sales force to sell multiple product and service lines to its customer base ("cross-selling"). In addition, the Company believes that its new expanded catalog, which offers a wider array of products and services, will increase the cross-selling opportunities for its sales force. See "--Sales and Marketing." The Company's efforts to cross-sell and use the new expanded catalog are in their early stages, and there can be no assurance that such efforts will be successful. The Company expects that certain of its products and services will not be easily cross-sold and may be operated independently of other product and service businesses. There can be no assurance whether the Company's efforts to acquire leading companies in other, complementary product and service markets will be successful or if any such acquisitions will be successfully integrated into the Company's operations. See "--Factors Affecting the Company's Prospects--Risks Related to Expansion into New Product and Service Areas and to Acquisitions."

    In addition, the Company may seek to expand the range of its products and services through the formation of strategic alliances with other companies serving the needs of businesses. In some cases, these alliances may be coupled with an equity investment by the Company in the strategic partner. The Company believes that its customer base of middle market businesses and its distribution systems make it an attractive partner to market other companies' products or services to businesses in North America and abroad. As an example, in September 1996, the Company signed an agreement through which it secured an exclusive arrangement to distribute Starbucks-Registered Trademark- coffee in the North American office coffee and beverage services market for five years subject to, among other things, satisfaction of certain minimum purchase requirements. The Company has developed promotional materials for its catalog, and the Company's sales force has received training from Starbucks in connection with this strategic alliance. The Company believes that this strategic alliance will strengthen its position in the office coffee and beverage services market and will enhance its ability to cross-sell products and services to its clients.

ACHIEVING OPERATING EFFICIENCIES

    The Company seeks to achieve operating efficiencies by (i) volume purchasing arrangements for office products and for goods and services used by the Company's operating subsidiaries; (ii) combining certain general and administrative functions at the corporate level and eliminating redundant facilities; and (iii) implementing improved technology and operating systems.

    - Volume Purchasing. Office product manufacturers and wholesalers historically have offered more favorable prices and rebates to high volume purchasers. As it has grown, the Company has negotiated certain discounts and rebates with its suppliers and vendors. In addition, the Company has negotiated improved arrangements with wholesalers and manufacturers which it believes will enable it to reduce its level of inventories, thereby allowing more efficient operations. The Company also is seeking to leverage its size and scale to negotiate attractive volume purchasing programs for goods and services used in the Company's operating subsidiaries, such as delivery vehicles, long distance voice and data services, overnight delivery services and insurance.

    - Eliminating Redundant Facilities and Services. The Company believes that it has achieved, and will continue to achieve, operating efficiencies by eliminating redundant facilities and reducing overhead. On a local level, the Company's hub and spoke strategy has enabled the Company to eliminate or reduce the number of facilities and the overhead of those operating companies, or spokes, that have been folded into hubs. On a regional level, the Company is implementing regional consolidation and integration plans for its office products, office coffee and beverage services and office furniture divisions through which the Company has established and expects to continue to establish district fulfillment centers ("DFCs"). The DFCs are intended to enable certain operational activities, such as inventory management, purchasing, accounting and human resources, to be shared among hubs and spokes located within a specific geographic area. This regional approach is intended to permit the elimination of duplicative facilities and costs and promote the integration of the operations within each region. The Company's DFC program is in its early stages, and the Company cannot yet accurately assess whether this program will produce the anticipated levels of cost savings and efficiencies. The school supply and school furniture division has implemented substantial consolidation plans, and the Company's international operations in New Zealand and Australia have also moved ahead with significant consolidation efforts.

    - Implementing System and Technology Improvements. The Company has developed operating and technology systems designed to improve and enhance its operations, including computerized inventory management and order processing systems, computerized quotation and job costing systems and computerized logistics and distribution systems. The Company is incorporating industry-standard technology platforms, including frame relay networks, bar coding and radio frequency technologies at its existing and planned DFCs. The Company believes that these platforms will allow it to process orders and track inventory and order fulfillment on a real-time basis, forecast demand by specific inventory item, or SKU, and generate customized usage and billing reports for its customers. The Company believes that implementation of these systems at additional facilities will significantly increase the speed and accuracy of order processing and fulfillment at the subsidiaries, while increasing inventory turns and providing measurement and analysis tools that facilitate efficient operation. See "--Factors Affecting the Company's Prospects--Dependence on Implementation and Operation of Systems." In addition, in December 1996, the Company acquired The Systems House ("TSH"), a leading vendor of management information systems to the office products industry. A substantial portion of the Company's North American contract stationer subsidiaries currently use TSH software for their computerized inventory management systems, order processing systems and warehouse management and distribution systems. The Company believes that TSH's leading historical position in supplying management information systems to the industry is enabling it to facilitate the adoption of systems throughout the Company. The Company's system development plans center on the installation and enhancement of TSH software and systems.

ORGANIZATIONAL STRUCTURE

    The Company's organizational structure reflects both a centralized and decentralized management philosophy, allowing it to achieve the economies of a large organization while maintaining a flexible and responsive level of service to its customers. The Company manages centrally (at corporate headquarters, through hubs, or at DFCs) where it can leverage its size and scale, such as in purchasing, accounting, human resources and management information systems. See "--Business Strategies--Achieving Operating Efficiencies." The Company manages locally for all functions that "touch the customer," including sales, marketing, customer service, credit and collections. The Company believes that this decentralized management philosophy results in better customer service by allowing local management the flexibility to implement policies and make decisions based upon the needs and desires of local customers and in response to local market conditions. The Company's decentralized sales and customer contact structure also is designed to retain the historical customers of acquired businesses. The Company believes that many customers purchase office products and business services based upon established long-term commercial relationships. The Company seeks to preserve these relationships by retaining the management, sales organizations and, in most circumstances, the brand name identity of acquired companies. The Company has also initiated programs which are intended to assist local managers to work collaboratively within geographic regions and to share successful operating strategies.

    The Company is organized into eight divisions through which it provides its products and services and seeks complementary acquisitions. To continue to implement successfully its strategy of acquiring and integrating leading independent companies in geographic regions throughout the United States, the Company has established an organizational structure in which regional "quarterbacks" (similar to regional vice presidents) are responsible for coordinating the Company's office supplies, office coffee and beverage service and office furniture divisions. This regional approach is designed to promote the efficient integration of operations within each geographic region and to encourage a focus on both cross-selling and consolidation opportunities at a regional level.

PRODUCTS AND SERVICES

    The Company's operations include two reportable industry segments: (i) office products, which includes the sale and distribution of office and related supplies and equipment, office furniture, including catalog, contract and remanufactured furniture, and office coffee and beverage products and services, and (ii) print management, which includes the manufacturing, distribution, management and printing of business forms, envelopes and promotional products. The Company's other operations include technology solutions, corporate travel services and school supply and school furniture.

    The following table sets forth the Company's worldwide sales by its principal industry segments, expressed as a percentage of total revenues, during each of the last three fiscal years:

                                                                        YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                                      APRIL 26, 1997   APRIL 30, 1996   APRIL 30, 1995
                                                                      ---------------  ---------------  ---------------
Office Products.....................................................          72.0%            62.4%            62.8%
Print Management....................................................          13.0%            18.8%            13.4%
Other Products and Services.........................................          15.0%            18.8%            23.8%
                                                                             -----            -----            -----
                                                                             100.0%           100.0%           100.0%
                                                                             -----            -----            -----
                                                                             -----            -----            -----

    As the Company's business evolves through future acquisitions, the mix of products and services is likely to change. Accordingly, the foregoing percentages are not necessarily indicative of the future mix of the Company's operations.

    OFFICE PRODUCTS

    OFFICE SUPPLIES. The Company sells office and related supplies and equipment in the office contract stationer market primarily to the middle market corporate segment. The Company's offerings include thousands of items such as desktop accessories, writing instruments, paper products, computer consumables and business machines. Recently, the Company has begun to offer office coffee and beverage services through a number of its traditional contract stationer subsidiaries and has initiated cross-selling efforts for its other products and service offerings. The Company generally provides next-day delivery of ordered items and, on request, same-day delivery. This "just in time" service enables certain customers to reduce overhead cost by reducing inventory and the associated personnel and space requirements. The Company obtains office products from many sources, including manufacturers and wholesalers, and maintains warehouses in which certain frequently ordered items are stocked.

    OFFICE FURNITURE. The Company sells catalog, mid-market, contract and remanufactured furniture and provides other related furniture services to the office furniture market, both through its contract stationer businesses and through its subsidiaries that principally serve the office furniture market. The smaller customer typically purchases commodity furniture items such as lower-priced chairs and file cabinets from the Company's office products catalogs. The middle market customer typically purchases mid-market furniture, which is furniture of higher quality and functionality than commodity furniture items. The large customer buys high-quality, contract furniture requiring more related services and tends to make project-oriented purchases. The Company's strategy in its furniture division is to focus on products and services that have traditionally higher profit margins, such as mid-market furniture, refurbished and remanufactured furniture, moving and storage services, furniture installation services, furniture rentals and asset management.

    OFFICE COFFEE AND BEVERAGE SERVICES. Office coffee and beverage service businesses typically provide and install coffee brewing equipment in a customer's office at no charge but require customers to purchase, on an ongoing basis, a minimum volume of coffee and related items from the office coffee and beverage service business. Office coffee and beverage service businesses generally also offer a wide assortment of both coffee and related products, including creamers, sugar, stirrers, teas, sodas, juices and bottled waters, as well as snack items and all other items that are likely to be found in an employee "breakroom" or lunch room, including plastic flatware, napkins, paper cups, straws and similar items.

    In September 1996, the Company signed an agreement through which it secured an exclusive arrangement to distribute Starbucks-Registered Trademark- coffee in the North American office coffee and beverage services market for five years subject to, among other things, satisfaction of certain minimum purchase requirements. The Company has developed promotional materials for its catalog, and its employees have received training from Starbucks in connection with this strategic alliance. The Company believes that this strategic alliance will strengthen its position in the office coffee and beverage services market and will enhance its ability to cross-sell products and services to its clients.

    PRINT MANAGEMENT

    The Company's print management business includes operations that print, distribute to, manufacture and manage its customers' business forms and related products. This division's vendor network enables it to offer customers a broad range of specialized products, including custom and stock business forms, commercial printing, electronic imaging, promotional products and office supplies. The objectives of the Company's print management business are to enhance its position as a leading manufacturer and distributor of business forms and commercial printing, and to serve as the leading single source provider and manager of office consumables. Consistent with these objectives, the Company expects to (i) grow its print manufacturing and distribution capabilities through selective acquisitions and sales force expansion; (ii) offer value-added services that meet customers' requirements; (iii) promote outsourcing (by customers to the Company) of the acquisition of office consumables; and (iv) offer a broader range of products and services to existing customers.

    OTHER PRODUCTS AND SERVICES

    TECHNOLOGY SOLUTIONS. The Company's technology solutions business includes operations that generally focus on six key areas of the technology solutions market. These areas include: (i) consulting services, which include the definition of customer needs, strategic planning, project management services, and the development and implementation of best practices; (ii) network and system integration, which includes the procurement and installation of building cable, network and computer systems hardware, and network and computer systems software; (iii) telephone interconnect services, which includes the procurement and installment of building cabling, telephone PBX and key-system equipment, voice mail systems and voice response units; and (iv) software integration services, which includes the installation and customization of mainstream business software to help the Company's customers achieve best practices. The Company provides these services to its customers both domestically and internationally.

    CORPORATE TRAVEL SERVICES. The Company provides clients with corporate travel services throughout the United States. The Company's corporate travel businesses offer traditional travel agency services to its corporate customers, including airline and hotel reservations, automobile rental services and leisure travel services as well as services designed specifically for the business traveler, such as software that allows businesses to identify the lowest airfares for selected flights, passport and visa services, 24-hour reservations and offices at certain major airports. For many of its corporate customers, the Company places its own employees in its customers' offices to provide a higher level of service and convenience than that of a traditional travel agency.

    SCHOOL SUPPLIES AND SCHOOL FURNITURE. The Company sells school and office supplies and school furniture to the kindergarten through 12th grade ("K-12") educational market primarily through its School Specialty, Inc., Re-Print Corporation and Blue Star subsidiaries. Since being acquired by the Company on May 2, 1996 and through July 1, 1997, School Specialty has acquired 11 companies. These acquisitions included the May 26, 1997 acquisition from Disney Enterprises, Inc. of Childcraft Education Corp., a school supply and school furniture company that targets the pre-kindergarten through third grade markets, the July 1, 1997 acquisition of Sax Arts & Crafts, a specialty arts and crafts company targeting art educators, and the July 1, 1997 acquisition of Don Gresswell Limited, a United Kingdom-based school supplies company which principally offers library supplies to educational institutions.

    The Company's school supplies and school furniture businesses focus on the approximately 137,000 private and public schools that serve approximately 54.4 million K-12 students in the United States. Categories of sales in the educational market include classroom, art, office and instructional materials (excluding textbooks) and desks, chairs, tables and other furniture for classroom, cafeteria, library, locker and laboratory use.

    The Company employs a three-tiered approach to the industry. It uses a direct sales force group to market products to individual school systems throughout the United States. A National Bid Desk group responds to Requests for Proposals ("RFPs") and larger regional or statewide contracts. The Company's Re-Print Corporation subsidiary uses a direct mail program to reach over 1.6 million teachers with what the Company believes is the largest and most comprehensive catalog in the U.S. school supply marketplace.

OPERATIONS OUTSIDE OF NORTH AMERICA

    The Company currently sells office products and business services and certain other products and services in New Zealand and Australia through Blue Star and its subsidiaries. Dudley, the Company's 49% owned affiliate in the United Kingdom, also sells a broad range of office products and business services throughout the United Kingdom.

    The Company's operations in New Zealand and Australia currently include, in addition to their office supplies, office furniture, school supplies and school furniture, print management and technology solutions operations, 286 retail book and stationery stores. Blue Star has completed 45 acquisitions during the last three years to become the largest office products company in the Pacific Rim.

    The Company believes that Dudley is the largest independent office products dealer in the United Kingdom. Under the Company's joint venture agreement with Dudley, the Company has made and will make further investments of working capital in Dudley to enable Dudley to seek to consolidate the United Kingdom office products market.

    The Company expects to continue to focus significant attention and resources on international expansion in the future and expects foreign revenues to continue to represent a significant proportion of the Company's total revenues. If the Company had acquired its international operations as well as its other acquisitions at the beginning of fiscal 1997, the Company's international operations would have accounted for approximately 31.1% of the Company's fiscal 1997 pro forma revenues.

SALES AND MARKETING

    Historically, companies in the office products industry have operated through one of three broad channels of distribution: retail (including discount superstores), direct mail or contract stationer. Retail and direct mail companies have traditionally served the SOHO market and contract stationers have traditionally served middle market businesses and larger corporations. More recently, several major industry participants, including the Company's competitors, have begun to operate through two or more of these distribution channels and offer their products and services to more than one of the customer segments.

    As a contract stationer, the Company has focused its marketing efforts on the middle market business segment of the office products industry. Assuming the completion of its acquisition of MBE, the Company will begin to serve the SOHO market segment on which MBE focuses. In addition, because MBE franchisees operate more than 3,300 retail business service centers worldwide, the MBE acquisition will provide the Company with a substantial retail distribution presence. The Company believes that a significant opportunity exists in the middle market and SOHO market. Currently, the Company has a small number of retail outlets in North America (primarily in California); in addition, it operates a significant number of retail book and stationery outlets in New Zealand and Australia. See "--Products and Services--International Office Products."

    The Company sells primarily through direct contact with customers and potential customers and does not conduct significant mass market advertising, although many of the Company's subsidiaries conduct targeted, business segment-specific marketing in their local areas. The Company believes that its ability to expand its customer and revenue base will depend, in part, on its ability to maintain a high level of customer satisfaction, as well as competitive prices. The Company believes that its customers typically purchase office products based upon an established long-term business relationship with one primary supplier. The Company establishes and maintains its relationships with customers by assigning a sales representative to most customers. The Company currently employs approximately 3,000 North American sales representatives and 2,000 sales representatives (including retail sales representatives) in New Zealand and Australia.

    Sales representatives, who most frequently are compensated almost exclusively on a commission or other incentive basis, have frequent contact with their customers and share responsibility for increasing account penetration and providing customer service. Sales representatives also are responsible for marketing efforts directed to prospective customers and for responding to all bid and contract requests from their existing and prospective customers. The Company emphasizes a team approach, and generally integrates management, sales, customer service, purchasing and other personnel into the relationship with each customer. To strengthen the quality and duration of customer relationships at the local level, the Company is launching national performance development programs designed to improve the skills and knowledge of front-line personnel and management.

    The Company continues to leverage its expertise in operations that are not typical of traditional contract stationers, such as office coffee and beverage services operations, by training its sales personnel in these different areas and emphasizing a full service approach to its sales. The Company believes that, by integrating its office products operations with these other related operations, it can leverage its sales, warehousing and distribution capabilities, while offering its corporate, commercial, industrial and educational customers a single source vendor for more of their office requirements. In addition, by leveraging the Company's size and scale, the Company believes that it can reduce redundant marketing functions and advertising activities, where appropriate, while increasing the quality and effectiveness of the Company's marketing programs and selling tools, thereby reducing overall selling costs.

    The Company publishes several catalogs of its office products. The full-line catalog, published annually, features approximately 19,000 items, including office supplies, office furniture and office coffee and beverage products. The 2,500-item catalog allows operating companies to develop targeted catalogs customized to each company's competitive marketing and pricing requirements. The third catalog is published as a series of bi-monthly publications focused on the introduction of new products and seasonal goods. Substantially all of the items in the Company's catalogs can be delivered within 24 hours, throughout the continental United States. Consistent with the Company's decentralized operating approach, the Company-wide catalogs are customized for each subsidiary so that the cover bears the name of the subsidiary and the initial pages can provide information specifically about that subsidiary. In addition, these initial pages present the Company's ability to provide a wide variety of office products and business services as a convenient "single source" to the customer.

COMPETITION

    The Company operates in a highly competitive environment. The Company's competitors in many of the markets that it serves are smaller, independent companies, many of which are well-established in their markets. In addition, in the contract stationer market, the Company competes with five large office products companies, each of which is believed to have annual revenues in excess of $500 million: Boise Cascade Office Products Corporation; Corporate Express, Inc.; Office Depot, Inc.; BT Office Products International, Inc.; and Staples, Inc. Two of these five competitors are divisions of discount superstore chains and two others are primarily owned by large manufacturers of office products.

    In the contract stationer market, as well as the other markets that it serves or may in the future seek to serve, the Company believes that customers not only are concerned with the overall reduction of their office products costs but also place an emphasis on dependability, superior levels of service and flexible delivery capabilities. The Company believes that it competes favorably with its five largest competitors in the contract stationer market on the basis of service and price. However, some of these companies have greater financial resources than the Company.

    The Company faces significant competition to acquire additional businesses as the office products industry undergoes continuing consolidation. Significant competition exists, or is expected to develop, in the other markets that the Company serves or may seek to enter as consolidation occurs (or accelerates) in those markets. A number of the Company's major competitors are actively pursuing acquisitions outside of the United States. These companies, or other large companies, may compete with the Company for acquisitions in markets other than the market for office products. Such competition could lead to higher prices being paid for acquired companies. The Company believes that its decentralized management strategy and other operating strategies make it an attractive acquiror of other companies. However, no assurance can be given that the Company's acquisition program will be successful in the future.

    In addition, the Company anticipates that its major industry competitors may pursue strategic alliances, joint ventures or other significant business combinations. On June 30, 1997, the United States District Court for the District of Columbia granted the Federal Trade Commission (the "FTC") a preliminary injunction blocking the proposed merger of Staples, Inc. and Office Depot, Inc., and the Company cannot predict whether the FTC, in the wake of this decision, would oppose other future significant transactions involving major companies in the office products industry. The Company does not expect, however, that the court's ruling will have an adverse impact on the Company's acquisition program. See "Business--Company Overview."

EMPLOYEES

    As of April 26, 1997, the Company had more than 17,000 full-time employees, a small number of which are members of labor unions. In general, the Company considers its relations with its employees to be satisfactory.

FACTORS AFFECTING THE COMPANY'S PROSPECTS

    The prospects of the Company may be affected by a number of factors, including the matters discussed below:

    RAPID EXPANSION AND DEPENDENCE ON ACQUISITIONS FOR FUTURE GROWTH

    One of the Company's strategies is to increase its revenues and the markets it serves through the acquisition of additional businesses offering a broad array of office and educational products and business services. From its initial public offering in February 1995 through the end of its most recent fiscal year, the Company completed 159 acquisitions. Since the end of its 1997 fiscal year through July 1, 1997, the Company has acquired 13 companies and has continued to actively negotiate to acquire additional businesses that sell office and educational products and business services, both in the United States and internationally, consistent with its strategy of pursuing an aggressive acquisition program. There can be no assurance, however, that definitive agreements for additional acquisitions will be executed or that additional acquisitions will be completed. In addition, there can be no assurance that the Company's management and financial controls, personnel, computer systems and other corporate support systems will be adequate to manage the continuing increase in the size and scope of its operations and acquisition activity.

    The Company depends on both acquisitions and organic growth to increase its earnings. There can be no assurance that it will complete acquisitions in a manner that coincides with the end of its fiscal quarters. The failure to complete acquisitions on a timely basis could have a material adverse effect on the Company's quarterly results. Likewise, delays in implementing planned integration strategies and activities also could adversely affect its quarterly earnings.

    In addition, there can be no assurance that future acquisitions will occur at the same pace or be available to the Company on favorable terms, if at all. If the Company is unable to use the Company's common stock as consideration in acquisitions, for example, because it believes that the market price of the common stock is too low or because the owners of potential acquisition targets conclude that the market price of the Company's common stock is too volatile, the Company would need to use cash to make acquisitions and, therefore, would be unable to negotiate acquisitions that it would account for under the pooling-of-interests method of accounting (which is available only for all-stock acquisitions). This might adversely affect the pace of the Company's acquisition program and the impact of acquisitions on the Company's quarterly results. In addition, the consolidation of the domestic contract stationer industry has reduced the number of larger companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining domestic, independent companies.

    RISKS RELATED TO EXPANSION INTO NEW PRODUCT AND SERVICE AREAS AND TO
     ACQUISITIONS

    The Company has increased the range of products and services it offers through acquisitions of companies offering products and services that are complementary to the office supply services that the Company has offered since it began operations. The Company's ability to manage an aggressive consolidation program in markets other than the domestic contract stationer market has not yet been fully tested. The Company has recently acquired businesses that provide services which were not previously offered by the Company, such as corporate travel services, technology solutions and print management. In addition, the Company has recently expanded its catalog to offer the full range of products and services sold by the Company. The Company's efforts to sell additional products and services to existing customers and use the new expanded catalog are in their early stages, however, and there can be no assurance that such efforts will be successful. In addition, the Company expects that certain of its products and services will not be easily cross-sold and may be marketed and sold independently of other products and services.

    In addition, there can be no assurance that companies that have been acquired or that may be acquired in the future will achieve sales and profitability levels that justify the purchase prices paid by the Company. Acquisitions may involve a number of special risks that could have a material adverse effect on the Company's operations and financial performance, including adverse short-term effects on its reported operating results; diversion of management's attention; difficulties with the retention, hiring and training of key personnel; risks associated with unanticipated problems or legal liabilities; and amortization of acquired intangible assets. Finally, although the Company conducts due diligence and generally requires representations, warranties and indemnifications from the former owners of acquired companies, there can be no assurance that such owners will have accurately represented the financial and operating conditions of their companies. If an acquired company's financial or operating results were misrepresented, the acquisition could have a material adverse effect on the results of operations and financial condition of the Company.

    INTERNATIONAL EXPANSION

    As of June 18, 1997, the Company conducted international operations in New Zealand, Australia and Canada and, through its 49% interest in Dudley, in the United Kingdom. The Company's international operations have grown substantially since the Company's inception. International revenues increased from $197.3 million, or 11.7% of consolidated revenues, in fiscal 1996, to $829.9 million, or 29.3% of consolidated revenues in fiscal 1997. The Company expects to continue to focus significant attention and resources on international expansion in the future and expects foreign sales to continue to represent a significant portion of the Company's total sales. Expansion into international markets involves additional risks relating to currency exchange rates; new and different legal, regulatory and competitive requirements; difficulties in staffing and managing foreign operations; different business lines; and other factors.

    INTEGRATION OF ACQUISITIONS AND LIMITED COMBINED OPERATING HISTORY

    The Company was founded in October 1994 and conducted no operations prior to the acquisition of its founding companies in February 1995. From its initial public offering through the end of its most recent fiscal year, the Company acquired 159 companies. Since the end of its 1997 fiscal year, the Company has continued to make acquisitions. In most cases, the managers of the acquired companies have continued to operate their companies after being acquired by the Company. There can be no assurance that the Company will be able to integrate all of these companies within its operations without substantial costs, delays or other problems. In addition, there can be no assurance that the Company's executive management group can continue to oversee the Company and effectively implement its operating or growth strategies in each of the markets that it serves. There also can be no assurance that the rapid pace of acquisitions will not adversely affect the Company's continuing efforts to integrate acquisitions and manage those acquisitions profitably.

    DEPENDENCE ON IMPLEMENTATION AND OPERATION OF SYSTEMS

    The Company believes that the successful operation of the businesses that it has acquired and intends to acquire depends in part on the implementation of computerized inventory management and order processing systems and warehouse management and distribution systems. In December 1996, the Company acquired TSH, its primary software and management information systems provider. Nonetheless, the Company may experience delays, complications or expenses in implementing, integrating and operating its various systems, any of which could have a material adverse effect on the Company's results of operations and financial condition. In addition, interruptions or disruptions in systems operations could adversely affect the financial results of particular locations. Finally, while it believes that its operating and technology systems will be adequate for its future needs as a result of the acquisition of TSH, such systems will require modification, improvement or replacement as the Company expands or as new technologies make these systems obsolete. Such modifications, improvements or replacements may require substantial expenditures to design and implement and may require interruptions in operations during periods of implementation, any of which could have a material adverse effect on the Company's results of operations and financial condition.

    SUBSTANTIAL COMPETITION AND INDUSTRY CONSOLIDATION

    The Company operates in a highly competitive environment. In the markets in which it operates, the Company generally competes with a large number of smaller, independent companies, many of which are well-established in their markets. In addition, in the contract stationer market, the Company currently competes with five large office products companies, each of which has significant financial resources. Several of its large competitors operate in many of its geographic and product markets, and other competitors may choose to enter the Company's geographic and product markets in the future. In addition, as a result of this competition, the Company may lose customers or have difficulty acquiring new customers. As a result of competitive pressures on the pricing of products, the Company's revenues or margins may decline.

    The Company faces significant competition to acquire additional businesses as the office products industry undergoes continuing consolidation. Significant competition exists, or is expected to develop, in the other markets that the Company serves or is planning to enter as consolidation occurs (or accelerates) in those markets. A number of the Company's major competitors are actively pursuing acquisitions outside of the United States. These companies, or other large companies, may compete with the Company for acquisitions in markets other than the market for office products. Such competition could lead to higher prices being paid for acquired companies.

    In response to industry and market changes, including industry consolidation and the continued volatility in the market prices of shares of common stock of companies in the industry, the Company considers, from time to time, additional strategies to enhance stockholder value in light of such changes. These include, among others, strategic alliances and joint ventures; spin-offs; purchase, sale or merger transactions with other large companies; a recapitalization of the Company; and other similar transactions. There can be no assurance that any one of these strategies will be undertaken, or that, if undertaken, any such strategy will be completed successfully.

    CONSIDERATION FOR OPERATING COMPANIES EXCEEDS ASSET VALUE

    The purchase prices of the Company's acquisitions have not been established by independent appraisals, but generally have been determined through arms-length negotiations between the Company's management and representatives of such companies. The consideration paid for each such company has been based primarily on the value of such company as a going concern and not on the value of the acquired assets. Valuations of these companies determined solely by appraisals of the acquired assets would have been less than the consideration paid for the companies. No assurance can be given that the future performance of such companies will be commensurate with the consideration paid. Moreover, the Company has incurred and expects to continue to incur significant amortization charges resulting from consideration paid in excess of the fair value of the net assets of the companies acquired in business combinations accounted for under the purchase method of accounting.

    QUARTERLY FLUCTUATIONS IN OPERATING RESULTS

    The Company's business is subject to seasonal influences. The Company's historical revenues and profitability in its core office products business have been lower in the first two quarters of its fiscal year, primarily due to the lower level of business activity in North America during the summer months. The seasonality of the core office products business, however, is expected to be impacted by the seasonality of its other operations, which have been expanding through acquisitions. For example, the revenues and profitability of the Company's school supplies and school furniture business have been higher during the Company's first and second quarters and significantly lower in its third and fourth quarters, and the revenues and profitability of the Company's operations in New Zealand and Australia have generally been higher in the Company's third quarter. As the Company's mix of business evolves through future acquisitions, these seasonal fluctuations may continue to change.

    Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold, general economic conditions and the retroactive restatement in accordance with generally accepted accounting principles of the Company's consolidated financial statements for acquisitions accounted for under the pooling-of-interests method. Moreover, the operating margins of companies acquired by the Company may differ substantially from those of the Company, which could contribute to the further fluctuation in its quarterly operating results. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year. Fluctuations in quarterly operating results may have a material adverse effect on the market price of the Company's common stock.

    VOLATILITY OF STOCK PRICE

    The market price of the Company's common stock is subject to significant fluctuations. These fluctuations can be caused by variations in stock market conditions, changes in financial estimates by securities analysts or failures by the Company or its competitors to meet such estimates, quarterly operating results, announcements by the Company or its competitors, general conditions in the office products and services industry and other factors. Since the beginning of fiscal 1997 through June 18, 1997, the Company's common stock has traded in the range of $20.00 to $45.50 per share. The stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of publicly traded companies. These broad fluctuations may have a material adverse effect on the market price of the Company's common stock.

    NEED FOR ADDITIONAL FINANCING TO CONTINUE ACQUISITION STRATEGY

    The Company expects that it will continue to finance acquisitions in the United States by using cash as well as shares of the Company's common stock. In addition, the Company expects that future acquisitions outside of the United States may be entirely or substantially for cash consideration. In certain circumstances, the Company may be unable to use stock as consideration for acquisitions. See "--Rapid Expansion and Dependence on Acquisitions for Future Growth." If it does not have sufficient cash resources to pay the cash consideration for acquisitions, the Company may be unable to continue the current pace of its aggressive acquisition program, which could have a material adverse impact on it and the market price of the Company's common stock.

    Assuming that the current pace of its acquisitions continues, the Company may need debt or equity financing in order to continue its acquisition program. There can be no assurance that it will be able to obtain such financing if and when it is needed or that any such financing will be available on terms it deems acceptable. The Company has an agreement under which a syndicate of financial institutions led by Bankers Trust Company, as agent, is providing the Company with a $500 million credit facility. The amount available to be borrowed under the credit facility for acquisitions will vary from time to time depending upon the level of the Company's consolidated earnings before interest, taxes, depreciation and amortization on a pro forma basis reflecting completed acquisitions, and its total indebtedness and related interest expense. As of July 1, 1997, the Company had $217.8 million outstanding under the credit facility at an annual interest rate of approximately 7.6%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    RELIANCE ON KEY PERSONNEL

    The Company's operations depend on the continued efforts of Jonathan J. Ledecky, its Chairman of the Board and Chief Executive Officer, its other executive officers and the senior management of certain of its subsidiaries. Furthermore, the Company's operations will likely depend on the senior management of certain of the companies that may be acquired in the future. If any of these people becomes unable to continue in his or her present role, or if the Company is unable to attract and retain other skilled employees, its business could be adversely affected. The Company currently has key man life insurance covering Mr. Ledecky in the amount of $20 million, but it does not have and does not intend to obtain key man life insurance covering any of its other executive officers or other members of senior management of its subsidiaries.

    CONTROL BY MANAGEMENT AND STOCKHOLDERS

    As of July 1, 1997, officers and directors of the Company and its subsidiaries beneficially owned approximately 26.7% of the outstanding shares of the Company's common stock. These stockholders acting together may be able to elect a sufficient number of directors to control the Company's Board of Directors and to approve or disapprove any matter submitted to a vote of stockholders.

    RISKS RELATED TO UNIONIZED EMPLOYEES

    A small number of the Company's employees are members of labor unions. If unionized employees were to engage in a strike or other work stoppage, or if other employees were to become unionized, the Company could experience a disruption of operations or higher labor costs, which could have a material adverse effect on operations.

    POTENTIAL EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON PRICE OF THE COMPANY
     COMMON STOCK

    The Company has an aggressive acquisition program under which it has issued approximately 46 million of its approximately 71 million outstanding shares as of June 18, 1997. As of June 18, 1997 approximately 2.7 million of the shares issued in acquisitions were subject to contractual restrictions on the transfer thereof. The contractual restrictions expire at various times, generally up to two years from the date of issuance of the shares. In addition, as of June 26, 1997, approximately 10.1 million of the 46 million shares issued in acquisitions were subject to restrictions on transfer because they were issued in acquisitions accounted for under the pooling-of-interests method of accounting. Under the pooling-of-interests method of accounting, the affiliates of the acquired companies, which are, in most cases, all of the stockholders of the companies acquired by the Company, must be free to sell or otherwise transfer shares of the Company's common stock received in the acquisition, subject to their compliance with the federal securities laws, as soon as the Company releases results of operations that reflect the combined post-acquisition operations of the Company and the acquired company for a minimum of 30 days. The approximately 10.1 million shares will become freely transferable (subject to certain volume and other restrictions of Rule 145(d) under the Securities Act of 1933, as amended) upon the Company's public announcement of results of operations reflecting 30 days of combined post-acquisition operations of it and the acquired companies. In addition, if the acquisition of MBE is completed, approximately 5 million shares (including approximately 2 million shares subject to currently exercisable options) to be received by affiliates of MBE will become freely transferrable upon the Company's public announcement or results of operations reflecting 30 days of combined post-acquisition operations. The Company expects to complete additional acquisitions in the future that will be accounted for under the pooling-of-interests method. If a significant number of shares of the Company's common stock are issued in acquisitions that are completed in close proximity to each other, such shares will become freely tradeable at the same time. If a large number of shares are sold in the market by stockholders as soon as their shares become freely transferable, the price of shares of the Company's common stock could be adversely affected.

    ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS

    The Board of Directors of the Company has the authority to issue up to 500,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further stockholder action. The rights of the holders of the Company's common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company.

ITEM 2. PROPERTIES

    As of April 26, 1997, the Company operated 875 facilities in various states and in New Zealand, Australia and Canada, including one facility located in Washington, D.C. for its corporate headquarters. Of these facilities, 823 are leased and 52 are owned. The facilities are used for retail, warehouse and office purposes, or a combination of these functions. The aggregate square footage for all facilities is approximately 11.4 million square feet, consisting of approximately 2 million square feet for retail use, approximately 7.1 million square feet for warehouse use and approximately 2.3 million square feet for office use. At this time, the Company believes its facilities are suitable for its purposes, having adequate productive capacity for the Company's present and anticipated needs.

    The following table sets forth the locations of all the Company's facilities as of April 26,1997:

                                                                                       NUMBER OF
                                      LOCATION                                        FACILITIES
------------------------------------------------------------------------------------  -----------
DOMESTIC
  Alabama...........................................................................          14
  Arkansas..........................................................................           2
  California........................................................................          50
  Colorado..........................................................................          13
  Connecticut.......................................................................           3
  District of Columbia..............................................................           3
  Delaware..........................................................................           1
  Florida...........................................................................          24
  Georgia...........................................................................          11
  Iowa..............................................................................           4
  Illinois..........................................................................          24
  Indiana...........................................................................           8
  Kansas............................................................................           3
  Kentucky..........................................................................           5
  Louisiana.........................................................................          13
  Massachusetts.....................................................................           7
  Maryland..........................................................................          12
  Michigan..........................................................................          19
  Minnesota.........................................................................           9
  Missouri..........................................................................          12
  Mississippi.......................................................................          11
  North Carolina....................................................................          17
  Nebraska..........................................................................           2
  New Jersey........................................................................           7
  New Mexico........................................................................           4
  New York..........................................................................          13
  Ohio..............................................................................          21
  Oklahoma..........................................................................           1
  Oregon............................................................................           7
  Pennsylvania......................................................................          16
  South Carolina....................................................................           6
  Tennessee.........................................................................          12
  Texas.............................................................................          39
  Virginia..........................................................................          13
  Washington........................................................................          20
  Wisconsin.........................................................................          30
                                                                                             ---
  DOMESTIC TOTAL....................................................................         456
                                                                                             ---
INTERNATIONAL
  Australia.........................................................................         105
  Canada............................................................................          35
  New Zealand.......................................................................         279
                                                                                             ---
  INTERNATIONAL TOTAL...............................................................         419
                                                                                             ---
TOTAL DOMESTIC AND INTERNATIONAL....................................................         875
                                                                                             ---
                                                                                             ---

    In addition to the facilities described above, Dudley, the Company's 49% owned affiliate, operates eight facilities in the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

    On June 13, 1997, U.S. Office Products, Inc., a Pennsylvania corporation, filed a complaint in the United States District Court for the Eastern District of Pennsylvania alleging trademark infringement under the Lanham Act and unfair competition and trademark dilution under Pennsylvania law in connection with the Company's use of the name "U.S. Office Products." The Company expects to file an answer to the complaint by July 9, 1997. The Company believes that the claims are without merit and intends to defend itself vigorously.

    The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to the Company's stockholders for consideration during the quarter ended April 26, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) PRICE RANGE OF COMMON STOCK. The Company's common stock, par value $0.001 per share, has traded on the Nasdaq National Market since February 15, 1995. On July 2, 1997, the last sale price of the common stock was $31.66 per share. The following table sets forth the range of high and low sale prices for the common stock, as reported on the Nasdaq National Market, for each fiscal quarter during the last two fiscal years.

                                                                                                 HIGH        LOW
                                                                                               ---------  ---------
FISCAL YEAR 1996
  First fiscal quarter.......................................................................  $  15.875  $   10.50
  Second fiscal quarter......................................................................  $  18.125  $   13.50
  Third fiscal quarter.......................................................................  $  26.375  $   16.25
  Fourth fiscal quarter......................................................................  $  40.00   $   22.00
FISCAL YEAR 1997
  First fiscal quarter.......................................................................  $  45.50   $   24.50
  Second fiscal quarter......................................................................  $  38.00   $   24.75
  Third fiscal quarter.......................................................................  $  37.25   $   26.25
  Fourth fiscal quarter......................................................................  $  34.75   $   20.00
FISCAL YEAR 1998
  First fiscal quarter through July 2, 1997..................................................  $  31.875  $   22.00

    (b) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS. The number of record holders of the Company's common stock as of July 2, 1997 was 723. The Company believes that a substantially larger number of beneficial owners hold such shares of common stock in depository or nominee form.

    (c) DIVIDENDS. The Company does not anticipate paying any cash dividends on its shares of common stock in the foreseeable future because it intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant. Further, the Company's credit facility prohibits the payment of dividends without the lenders' consent.

ITEM 6. SELECTED FINANCIAL DATA

    The Selected Financial Data for the fiscal years ended April 26, 1997 and April 30, 1996 and 1995 have been derived from the Company's consolidated financial statements that have been audited by Price Waterhouse LLP and that appear elsewhere in this Annual Report. The Price Waterhouse LLP report on the financial statements is based in part on the reports of other independent accountants, which appear elsewhere in this Annual Report. The Selected Financial Data for the fiscal years ended April 30, 1994 and 1993 have been derived from the combined financial statements not included elsewhere in this Annual Report.

                          U.S. OFFICE PRODUCTS COMPANY
                          SELECTED FINANCIAL DATA (1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     FISCAL YEAR ENDED
                                              ----------------------------------------------------------------
                                              APRIL 30,   APRIL 30,    APRIL 30,     APRIL 30,     APRIL 26,
                                                 1993        1994         1995          1996          1997
                                              ----------  ----------  ------------  ------------  ------------
STATEMENT OF OPERATIONS DATA:
Revenues....................................  $  707,541  $  811,463  $  1,041,304  $  1,686,430  $  2,835,875
Cost of revenues............................     504,177     580,185       762,724     1,246,647     2,031,713
                                              ----------  ----------  ------------  ------------  ------------
    Gross profit............................     203,364     231,278       278,580       439,783       804,162

Selling, general and administrative
  expenses..................................     185,163     202,521       237,864       372,180       655,101
Non-recurring acquisition costs.............                                               8,057        16,245
Restructuring costs.........................                                               3,214         4,395
                                              ----------  ----------  ------------  ------------  ------------
    Operating income........................      18,201      28,757        40,716        56,332       128,421

Interest expense............................       6,015       6,067         8,319        20,123        45,901
Interest income.............................        (657)       (812)       (1,135)       (4,425)       (7,632)
Other income................................      (1,075)       (653)       (1,389)       (1,730)       (3,689)
                                              ----------  ----------  ------------  ------------  ------------
Income before provision for income taxes and
  extraordinary items.......................      13,918      24,155        34,921        42,364        93,841
Provision for income taxes..................       2,362       2,514         3,754         7,487        35,103
                                              ----------  ----------  ------------  ------------  ------------
Income before extraordinary items...........      11,556      21,641        31,167        34,877        58,738
Extraordinary items--losses on early
  terminations of credit facilities, net of
  income taxes..............................                                                 701         1,450
                                              ----------  ----------  ------------  ------------  ------------
Net income..................................  $   11,556  $   21,641  $     31,167  $     34,176  $     57,288
                                              ----------  ----------  ------------  ------------  ------------
                                              ----------  ----------  ------------  ------------  ------------

Weighted average common shares
  outstanding...............................                                              45,583        61,174
Income per share before extraordinary
  items.....................................                                        $       0.77  $       0.96
Extraordinary items.........................                                                0.02          0.02
                                                                                    ------------  ------------
Net income per share........................                                        $       0.75  $       0.94
                                                                                    ------------  ------------
                                                                                    ------------  ------------

                                                      APRIL 30,  APRIL 30,   APRIL 30,   APRIL 30,    APRIL 26,
                                                        1993        1994        1995        1996         1997
                                                      ---------  ----------  ----------  ----------  ------------
BALANCE SHEET DATA:
Working capital.....................................  $  22,662  $   63,366  $   87,778  $  291,973  $    323,747
Total assets........................................     75,493     249,251     364,722     990,850     1,810,352
Long-term debt less current portion.................     10,073      36,289      42,850     227,736       389,150
Stockholders' equity................................     27,986      77,735     128,512     394,746       921,148

------------------------

(1) As a result of the substantial continuing interests in the Company of the former stockholders of the four companies acquired by the Company for a combination of the Company's common stock and cash concurrent with the closing of its initial public offering (the "IPO") (the "Combined Companies"), the historical financial information of the Combined Companies and the historical financial information of the businesses that were acquired after the closing of the IPO in business combinations accounted for under the pooling-of-interests method (the "Pooled Companies") have been combined on a historical cost basis in accordance with generally accepted accounting principles ("GAAP") to present this financial data as if the Combined Companies and the Pooled Companies had always been members of the same operating group. The financial information of the businesses acquired in the business combinations accounted for under the purchase method is included from the dates of their respective acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report.

    The Company's financial condition and results of operations have changed dramatically from its inception in October 1994 to April 26, 1997 as a result of its acquisition program. See "Business-- Business Strategies--Growth Through Acquisitions." During fiscal 1997, the Company completed 117 business combinations, 77 of which were accounted for under the purchase method (the "Fiscal 1997 Purchased Companies") and 40 of which were accounted for under the pooling-of-interests method. During fiscal 1996, the Company completed 48 business combinations, 34 of which were accounted for under the purchase method (the "Fiscal 1996 Purchased Companies") and 14 of which were accounted for under the pooling-of-interests method. The Company's consolidated financial statements give retroactive effect to the business combinations accounted for under the pooling-of-interests method and include the results of companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates.

CONSOLIDATED RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the three fiscal years ended April 26, 1997:

                                                                                   FISCAL YEAR ENDED
                                                                      -------------------------------------------
                                                                        APRIL 26,      APRIL 30,      APRIL 30,
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Revenues............................................................      100.0%         100.0%         100.0%
Cost of revenues....................................................       71.6           73.9           73.3
                                                                      -------------  -------------  -------------
  Gross profit......................................................       28.4           26.1           26.7
Selling, general and administrative expenses........................       23.1           22.1           22.8
Non-recurring acquisition costs.....................................         .6             .5
Restructuring charges...............................................         .2             .2
                                                                      -------------  -------------  -------------
  Operating income..................................................        4.5            3.3            3.9
Interest expense, net...............................................        1.3             .9             .7
Other (income)......................................................        (.1)           (.1)           (.2)
                                                                      -------------  -------------  -------------
Income before provision for income taxes and extraordinary items....        3.3            2.5            3.4
Provision for income taxes..........................................        1.2             .4             .4
                                                                      -------------  -------------  -------------
Income before extraordinary items...................................        2.1            2.1            3.0
Extraordinary items--losses on early terminations of credit
  facilities, net of income taxes...................................         .1             .1
                                                                      -------------  -------------  -------------
Net income..........................................................        2.0%           2.0%           3.0%
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    YEAR ENDED APRIL 26, 1997 COMPARED TO THE YEAR ENDED APRIL 30, 1996

    Consolidated revenues increased 68.2%, from $1,686.4 million in fiscal 1996, to $2,835.9 million in fiscal 1997. This increase was primarily due to the inclusion in fiscal 1997 revenues of revenues from the Fiscal 1997 Purchased Companies from their respective dates of acquisition and revenues from the Fiscal 1996 Purchased Companies for the entire year. Revenues in fiscal 1996 include revenues from the Fiscal 1996 Purchased Companies from their respective dates of acquisition. The revenues were generated primarily in the office products and print management industry segments, which represented 72.0% and 13.0%, respectively, of consolidated revenues for fiscal 1997, and 62.4% and 18.8%, respectively, of consolidated revenues for fiscal 1996. The change in the mix of revenues by industry segment is the direct result of the mix of the acquisitions in the different industry segments completed in fiscal 1997 and 1996.

    International revenues increased from $197.3 million, or 11.7% of consolidated revenues, in fiscal 1996, to $829.9 million, or 29.3% of consolidated revenues in fiscal 1997. International revenues consisted primarily of revenues from New Zealand and Australia, with the balance from Canada. The increase in international revenues was primarily due to the inclusion, in the revenues for fiscal 1997, of revenues from 16 companies that were acquired in business combinations accounted for under the purchase method during fiscal 1997. Fiscal 1996 international revenues include the results of two companies for the entire year and the results of three companies acquired in fiscal 1996 in business combinations accounted for under the purchase method.

    Gross profit increased 82.9%, from $439.8 million, or 26.1% of revenues, in fiscal 1996, to $804.2 million, or 28.4% of revenues, in fiscal 1997. The increase in gross profit as a percentage of revenues was due primarily to a shift in revenue mix resulting in a higher proportion of revenues in traditionally higher margin products and services, primarily as a result of products sold in New Zealand and Australia and as a result of improved purchasing and rebate programs negotiated with vendors.

    Selling, general and administrative expenses increased 76.0%, from $372.2 million, or 22.1% of revenues, in fiscal 1996, to $655.1 million, or 23.1% of revenues, in fiscal 1997. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to a shift in revenue mix resulting in a higher proportion of revenues from products and services with traditionally higher selling, general and administrative expenses, such as products sold in New Zealand and Australia.

    The Company incurred one-time, non-recurring acquisition costs of $16.2 million and $8.1 million during fiscal 1997 and 1996, respectively, in conjunction with business combinations accounted for under the pooling-of-interests method. These non-recurring acquisition costs included accounting and legal fees, investment banking fees, recognition of transaction related obligations and various other acquisition related costs. Generally accepted accounting principles ("GAAP") require the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method. The increase in such non-recurring acquisition costs reflects the increase in the number of business combinations accounted for under the pooling-of-interests method, from 14 during fiscal 1996 to 40 during fiscal 1997. The Company expects to incur similar costs in the future, as the Company anticipates completing additional acquisitions accounted for under the pooling-of-interests method. See "Business--Business Strategies--Growth Through Acquisitions" and "Business--Factors Affecting the Company's Future Prospects--Rapid Expansion and Dependence on Acquisitions for Future Growth."

    The Company also incurred restructuring costs of approximately $4.4 million and $3.2 million during fiscal 1997 and 1996, respectively. These costs represent the external costs and liabilities to close redundant Company facilities, severance costs related to the Company's employees and other costs associated with the Company's restructuring plans. The Company expects to incur similar costs in the future as the Company continues to review its operations. See "Business--Factors Affecting the Company's Future Prospects--Integration of Acquisitions and Limited Combined Operating History." On a regional level, the Company is implementing regional consolidation and integration plans for its office supply, office coffee and beverage services and office furniture divisions through which the Company has established and expects to continue to establish DFCs. The DFCs are intended to enable certain operational activities, such as inventory management, purchasing, accounting and human resources, to be shared among hubs and spokes located within the same geographic area. This regional approach is intended to permit the elimination of duplicative facilities and costs and promote integration of the operations within each region. See "Business -- Business Strategies -- Achieving Operating Efficiencies."

    Interest expense, net of interest income, increased 143.8%, from $15.7 million in fiscal 1996, to $38.3 million in fiscal 1997. This increase was due primarily to the increase in the Company's borrowings through the issuance of an aggregate of $373.75 million of 5 1/2% Convertible Subordinated Notes (the "Notes") during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 and an increase in the outstanding balance under the Company's credit facility. The proceeds from the issuance of the Notes and the additional borrowings under the credit facility were used primarily to fund the cash portion of the consideration in certain business combinations accounted for under the purchase method and to refinance indebtedness assumed in business combinations.

    Other income increased 113%, from $1.7 million in fiscal 1996, to $3.7 million in fiscal 1997. Fiscal 1997 other income consists primarily of foreign currency gains and equity in the net income of the Company's 49% investment in Dudley, the largest independent office products dealer in the United Kingdom. The Company anticipates that foreign currency transaction gains and losses will be immaterial in the future and that the income from its equity investment will increase as the fiscal 1997 amount represented earnings from November 14, 1996, the date of the Company's investment, through April 26, 1997.

    Provision for income taxes increased from $7.5 million in fiscal 1996 to $35.1 million in fiscal 1997, reflecting effective income tax rates of 17.7% and 37.4%, respectively. The low effective income tax rate in fiscal 1996, compared to the federal statutory rate of 35.0%, was primarily due to the fact that several of the companies included in the results for such year, which were acquired in business combinations accounted for under the pooling-of-interests method, were not subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations prior to being acquired by the Company. In fiscal 1997, this effect was offset by the increase in nondeductible expenses, including amortization of goodwill and non-recurring acquisition costs. The Company also reversed a deferred tax asset valuation allowance of approximately $5.3 million, during fiscal 1997, as it was considered more likely than not that the related deferred tax benefits would be realized.

    During fiscal 1997, the Company incurred extraordinary items totaling $1.5 million, which represent the aggregate expenses, net of the expected tax benefit, associated with the early termination of the Company's $50 million credit facility with First Bank National Association and the early termination of credit facilities at two companies acquired in transactions accounted for under the pooling-of-interests method during fiscal 1997.

    Net income per share increased from $.75 in fiscal 1996 to $.94 in fiscal 1997 as a result of the $23.1 million increase in net income, partially offset by the increase in the weighted average number of common shares outstanding. The Company anticipates that, as a result of shares of common stock issued during fiscal 1997 related to business combinations and the public offering of 8,682,331 shares of common stock in February and March 1997 and the expectation that the consideration for future acquisitions will include the issuance of shares of common stock, the weighted average number of common shares outstanding will continue to increase.

    YEAR ENDED APRIL 30, 1996 COMPARED TO THE YEAR ENDED APRIL 30, 1995

    Consolidated revenues increased 62.0%, from $1,041.3 million in fiscal 1995, to $1,686.4 million in fiscal 1996. This increase was primarily due to the inclusion in the revenues for fiscal 1996 of revenues from the Fiscal 1996 Purchased Companies from their respective dates of acquisition and revenues from six companies that were acquired in business combinations accounted for under the purchase method during fiscal 1995 (the "Fiscal 1995 Purchased Companies") for the entire year. Revenues in fiscal 1995 include revenues from the Fiscal 1995 Purchased Companies from their respective dates of acquisition. The revenues were generated primarily in the office products and print management industry segments, which represented 72.0% and 18.8%, respectively, of consolidated revenues for fiscal 1996, and 62.8% and 13.4%, respectively, of consolidated revenues for fiscal 1995. The change in the mix of revenues by industry segment is the direct result of the mix of the acquisitions in the different industry segments completed in fiscal 1996 and 1995.

    International revenues increased from $35.7 million, or 3.4% of consolidated revenues, in fiscal 1995, to $197.3 million, or 11.7% of consolidated revenues, in fiscal 1996. This increase was primarily due to the inclusion in the revenues for fiscal 1996 of revenues from two companies for the entire year and three companies that were acquired in business combinations accounted for under the purchase method during fiscal 1996.

    Gross profit increased 57.9%, from $278.6 million, or 26.7% of revenues, in fiscal 1995, to $439.8 million, or 26.1% of revenues, in fiscal 1996. The decrease in gross profit as a percentage of revenues was due primarily to a shift in revenue mix, primarily resulting from acquisitions, to revenues in traditionally lower gross margin products and services such as print management and business machines.

    Selling, general and administrative expenses increased 56.5%, from $237.9 million, or 22.8% of revenues, in fiscal 1995, to $372.2 million, or 22.1% of revenues, in fiscal 1996. The decrease in selling, general and administrative expenses as a percentage of revenues was due primarily to a shift in revenue mix, primarily resulting from acquisitions, to revenues in products and services traditionally lower in selling, general and administrative expenses such as print management and business machines.

    The Company incurred one-time, non-recurring acquisition costs of approximately $8.1 million in fiscal 1996, in conjunction with 14 business combinations accounted for under the pooling-of-interests method. The non-recurring acquisition costs in fiscal 1996 included a charge of approximately $4.7 million related to one business combination which included the payment of significant transaction-related compensation obligations. During fiscal 1996, the Company also recorded restructuring charges of $3.2 million related to the consolidation of two facilities at one subsidiary and the discontinuation of the printing division at another subsidiary.

    Interest expense, net of interest income, increased 118.5% from $7.2 million, in fiscal 1995, to $15.7 million in fiscal 1996. This increase was due primarily to the increase in the Company's borrowings through the issuance of $143.75 million of Notes during the fourth quarter of fiscal 1996 and an increase in the outstanding balance on the Company's credit facility. The proceeds from the issuance of the Notes and the additional borrowings from the credit facility were used to fund the cash portion of the consideration in business combinations and to refinance indebtedness assumed in such business combinations.

    Provision for income taxes increased from $3.8 million in fiscal 1995 to $7.5 million in fiscal 1996 reflecting effective income tax rates of 10.7% and 17.7%, respectively. The low effective income tax rates in fiscal 1995 and 1996, compared to the federal statutory rate of 35.0%, are primarily due to the fact that several companies included in the results for fiscal 1995 and 1996, which were acquired in business combinations accounted for under the pooling-of-interests method, were not subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations prior to being acquired by the Company.

    During fiscal 1996, the Company incurred an extraordinary item of $701,000, which represented the aggregate expenses, net of the expected tax benefit, associated with the early termination of a credit facility at a company acquired in a business combination accounted for under the pooling-of-interests method.

LIQUIDITY AND CAPITAL RESOURCES

    At April 26, 1997, the Company had cash of $44.0 million and working capital of $323.7 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at April 26, 1997 was approximately $1.3 billion.

    During fiscal 1997, net cash provided by operating activities was $46.1 million. Net cash provided by operating activities was impacted by the Company's aggressive cash payment policies related to bringing current the accounts payable balances at all acquired companies and earning all available cash discounts offered by vendors for paying balances on reduced payment terms. Net cash used in investing activities was $463.5 million, including $354.8 million for acquisitions, $51.9 million for additions to property and equipment and $41.3 million to make an equity investment in Dudley. Net cash provided by financing activities was $278.4 million. The Company received net proceeds from the sale of shares of its common stock of $320.5 million and approximately $222.7 million from the issuance of the Notes. These net proceeds were used primarily to fund acquisitions and repay higher interest rate debt assumed in acquisitions.

    During fiscal 1996, net cash provided by operating activities was $43.0 million. Net cash used in investing activities was $168.9 million, including $130.2 million used for acquisitions and $26.8 million used for additions to property and equipment. Net cash provided by financing activities was $284.2 million. The Company received net proceeds from the sale of shares of its common stock of $181.5 million and net proceeds from the issuance of the Notes of approximately $138.4 million. These net proceeds were used primarily to fund acquisitions, including the repayment of higher interest rate debt assumed in business combinations.

    During fiscal 1995, net cash provided by operating activities was $23.7 million. Net cash used in investing activities was $30.8 million, including $18.1 million used for acquisitions and $13.1 million used for additions to property and equipment. Net cash provided by financing activities was $14.4 million, representing net proceeds from the initial public offering, partially offset by the payment of $11.3 million to the stockholders of four of the companies acquired simultaneously with the completion of the Company's initial public offering and the payment of dividends to certain of the companies acquired in business combinations accounted for under the pooling-of-interests method of $16.3 million.

    In February and March 1997, the Company completed the public sale, at a gross price of $33.00 per share, of 8,682,331 shares of its common stock. The net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, were approximately $275.7 million and were used to repay a portion of the then outstanding balance under the Company's credit facility.

    In October 1996, the Company refinanced $180 million in high interest rate debt outstanding in New Zealand and Australia with $180 million that was available to the Company under the its credit facility solely for purposes of such refinancing. The average annual interest rate on such debt prior to such refinancing was approximately 11.0%.

    In September 1996, the Company sold 1,250,000 shares of common stock to Quantum Partners LDC in a private placement. The Company received net proceeds of approximately $38.1 million as a result of the sale. The proceeds were used to repay a portion of the then outstanding balance under the Company's credit facility.

    In August 1996, the Company entered into an agreement under which a syndicate of financial institutions, led by Bankers Trust Company, as agent (the "Bank"), is providing the Company with a $500 million credit facility (the "Credit Facility"), bearing interest, at the Company's option, at the Bank's base rate plus an applicable margin of up to 1.25%, or a eurodollar rate plus an applicable margin of up to 2.5%. The availability under the Credit Facility is subject to two sublimits: $100 million for working capital loans and $400 million for acquisition loans. The Credit Facility is secured by a majority of the assets of the Company and its subsidiaries and contains customary covenants, including financial covenants with respect to the Company's consolidated leverage and interest coverage ratios, capital expenditures, payment of dividends and purchases and sales of assets, and customary default provisions, including provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. At July 1, 1997, the Company had approximately $217.8 million outstanding under the Credit Facility at an annual interest rate of approximately 7.6% and had $186.0 million and $96.2 million available under the Credit Facility for acquisition and working capital purposes, respectively.

    In May and June 1996, the Company completed the sales, in an offshore offering and in a concurrent private placement in the United States, of 5 1/2% Convertible Subordinated Notes due 2003 (the "May Notes") in the principal amount of $230 million, including the manager's over-allotment option of $30 million principal amount of May Notes (the "May Notes Offering"). The net proceeds from the May Notes Offering, after deducting the managers' discounts and commissions and offering expenses, were approximately $222.7 million and were used for working capital and acquisition purposes, including the repayment of higher interest rate debt assumed in business combinations.

    Subsequent to April 26, 1997 and through July 1, 1997, the Company completed 13 business combinations for an aggregate purchase price of $165.4 million, consisting of approximately $101.4 million of cash and 2,405,039 shares of the Company's common stock with an aggregate market value on the dates of acquisition of approximately $64.0 million. On May 22, 1997, the Company signed a definitive agreement to acquire MBE. See "Business--Overview."

    The Company plans to continue to consolidate and modernize its distribution facilities and systems, including through creation of DFCs and the consolidation of existing facilities into DFCs. See "Business--Business Strategies--Achieving Operating Efficiencies." The Company expects to incur capital expenditures of approximately $60 million over the next fiscal year for this and other purposes.

    The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the Credit Facility will be sufficient to meet the Company's liquidity requirements for its operations through the remainder of the calendar year. However, the Company is currently, and intends to continue, pursuing additional acquisitions, which are expected to be funded through a combination of cash and common stock. There can be no assurances that additional sources of financing will not be required during the next twelve months or thereafter to fund the Company's acquisition program.

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

    Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold, general economic conditions and the retroactive restatement in accordance with generally accepted accounting principles of the Company's consolidated financial statements for acquisitions accounted for under the pooling-of-interests method. Moreover, the operating margins of companies acquired by the Company may differ substantially from those of the Company, which could contribute to the further fluctuation in its quarterly operating results. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

    The following tables set forth certain unaudited consolidated quarterly financial data for the fiscal years ended April 26, 1997 and April 30, 1996 (in thousands, except for per share amounts). The information has been derived from unaudited consolidated financial statements that in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information.

                                  FISCAL 1997

                                                       FIRST       SECOND      THIRD       FOURTH       TOTAL
                                                    -----------  ----------  ----------  ----------  ------------
Revenues..........................................   $ 552,489   $  736,686  $  756,707  $  789,993  $  2,835,875
Gross profit......................................     153,745      209,509     214,253     226,655       804,162
Operating income..................................      27,877       39,063      31,253      30,228       128,421
Net income........................................      16,330       18,092      10,770      12,096        57,288
Net income per share..............................         .29          .31         .18         .18           .94

                                  FISCAL 1996

                                                       FIRST       SECOND      THIRD       FOURTH       TOTAL
                                                    -----------  ----------  ----------  ----------  ------------
Revenues..........................................   $ 330,612   $  406,538  $  458,222  $  491,058  $  1,686,430
Gross profit......................................      84,339      104,745     118,107     132,592       439,783
Operating income..................................       6,330       15,979      22,272      11,751        56,332
Net income........................................       4,847       10,179      13,516       5,634        34,176
Net income per share..............................         .12          .23         .30         .11           .75

INFLATION

    The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1997, 1996 or 1995.

NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued a new opinion which establishes standards for computing and presenting earnings per share ("EPS"). This opinion is intended to simplify the EPS computation and enhance the comparability of EPS information internationally. The new standard requires the presentation of both basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. This statement is required to be adopted by the Company during the third quarter of fiscal 1998. The Company anticipates that the adoption of this opinion will not have a material effect on EPS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Reports of Independent Accountants.........................................................................         F-1
Consolidated Balance Sheet as of April 26, 1997 and April 30, 1996.........................................        F-12
Consolidated Statement of Income for the years ended April 26, 1997 and April
  30, 1996 and 1995........................................................................................        F-13
Consolidated Statement of Stockholders' Equity for the years ended April 26, 1997
  and April 30, 1996 and 1995..............................................................................        F-14
Consolidated Statement of Cash Flows for the years ended April 26, 1997
  and April 30, 1996 and 1995..............................................................................        F-16
Notes to Consolidated Financial Statements.................................................................        F-18

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of U.S. Office Products Company

    In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of U.S. Office Products Company and its subsidiaries at April 26, 1997 and April 30, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 26, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain wholly-owned subsidiaries, which statements reflect total revenues of $616.9 million and $323.1 million included in the Company's fiscal years ended April 30, 1996 and 1995, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for those wholly-owned subsidiaries, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Minneapolis, Minnesota
June 6, 1997

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
  School Specialty, Inc.

    We have audited the balance sheets of School Specialty, Inc. (formerly known as EDA Corporation) (the Company) as of December 31, 1995 and 1994, and the related statements of operations, changes in shareholders' deficit and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

February 2, 1996

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
  The Re-Print Corporation
  Birmingham, Alabama

    We have audited the accompanying balance sheets of the Re-Print Corporation as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity, and cash flows for three years ended December 31, 1995, 1994, and 1993 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Re-Print Corporation at December 31, 1995 and 1994, and the results of its operations and its cash flows for three years ended December 31, 1995, 1994, and 1993 in conformity with generally accepted accounting principles.

                                                            /s/ BDO Seidman, LLP

Atlanta, Georgia
February 8, 1996

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  SFI Corp.

    We have audited the accompanying balance sheet of SFI Corp. as of December 31, 1995 and the related statements of income, stockholders' equity, and cash flows for the year then ended, which are not included herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SFI Corp. as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Norfolk, Virginia
August 28, 1996

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  Hano Document Printers, Inc.

    We have audited the accompanying balance sheet of Hano Document Printers, Inc. as of December 31, 1995 and the related statements of income, stockholders' equity, and cash flows for the year then ended, which are not included herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hano Document Printers, Inc. as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Norfolk, Virginia
August 28, 1996

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  SFI Corp. and Hano Document Printers, Inc.

    We have audited the combined balance sheet of SFI Corp. and Hano Document Printers, Inc. (collectively referred to as the "Companies") as of December 31, 1994, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1994, which are not included herein. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of SFI Corp. and Hanco Document Printers, Inc., as of December 31, 1994 and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Norfolk, Virginia
August 28, 1996

                         REPORT OF INDEPENDENT AUDITORS

Bay State Computer Group, Inc.
  Boston, Massachusetts

    We have audited the accompanying balance sheets of Bay State Computer Group, Inc. as of March 31, 1996 and 1995, and the related statements of earnings and retained earnings, and cash flows for the three years ended March 31, 1996, 1995 and 1994 (none of which are presented herein separately). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay State Computer Group, Inc. as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the three years ended March 31, 1996, 1995, and 1994 in conformity with generally accepted accounting principles.

                                               /s/ Parent, McLaughlin and Nangle
                                                    Certified Public Accountants

May 23, 1996, except for Note N
as to which the date is
October 14, 1996

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
  Data Business Forms Limited

    We have audited the balance sheet of Data Business Forms Limited ("DBF") as of December 31, 1995 and the statements of income and retained earnings and changes in financial position for the period from amalgamation to December 31, 1995 These financial statements are the responsibility of DBF's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

    In our opinion, these financial statements present fairly, in all material respects, the financial position of DBF as at December 31, 1995 and the results of its operations and the changes in its financial position for the period from amalgamation to December 31, 1995 in accordance with generally accepted accounting principles.

                                                      /s/ Ernst & Young

                                                      Chartered Accountants

Toronto, Canada,
February 6, 1996

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
  Fortran Corp.
  Newington, Virginia

    We have audited the accompanying balance sheet of Fortran Corp. as of March 31, 1996, and 1995 and the related statements of earnings, changes in stockholders' equity, and cash flows for the years ended March 31, 1996, 1995, and 1994 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to and above present fairly, in all material respects, the financial position of Fortran Corp. as of March 31, 1996, and 1995 and the results of its operations and its cash flows for three years ended march 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

    As described in Note 9 to the financial statements, on August 21, 1996, the Company entered into a letter of intent to exchange all of its issued and outstanding shares of common stock for shares of U.S. Office Products Company common stock.

/s/ RUBIN, KOEHMSTEDT AND NADLER

June 7, 1996, except for Note 9,
as to which the date is
October 24, 1996

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
  MTA, Inc.
  Seattle, Washington

    We have audited the accompanying consolidated balance sheet of MTA, Inc. (the Company) as of December 31, 1995 and the related statements of income and retained earnings and of cash flows for the period from January 25, 1995 (date of incorporation) to December 31, 1995. These financial statements are responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTA, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the period from January 25, 1995, and the results of its operations and its cash flows for the period from January 25, 1995 (date of incorporation) to December 31, 1995, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

September 23, 1996

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
  United Envelope Co., Inc.

    We have audited the combined balance sheets of United Envelope Co., Inc. and its affiliate, Rex Envelope Co., Inc., as at December 31, 1995 and 1994, and the related combined statements of income and retained earnings and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As referred to in Note A on "Principles of Combination," the companies, whose financial statements are combined, are related through common ownership and control. In addition, each has pledged certain assets and guaranteed long-term indebtedness of the other as described in the notes to financial statements. In view of their close operating and financial relationship, the preparation of combined financial statements was considered appropriate. The combined statements, however, do not refer to a legal entity of the companies guarantees trade obligations of the other.

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of United Envelope Co., Inc. and its affiliates as at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ HERTZ, HERSON & COMPANY, LLP

New York, New York
March 6, 1996

                          U.S. OFFICE PRODUCTS COMPANY

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           APRIL 26,    APRIL 30,
                                                                                              1997         1996
                                                                                          ------------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.............................................................  $     44,026  $  183,483
  Accounts receivable, less allowance for doubtful accounts of $10,066 and $6,000.......       380,402     248,934
  Inventories...........................................................................       281,605     152,429
  Prepaid expenses and other current assets.............................................        98,644      56,644
                                                                                          ------------  ----------
      Total current assets..............................................................       804,677     641,490

Property and equipment, net.............................................................       241,402     127,581
Intangible assets, net..................................................................       643,629     152,312
Other assets............................................................................       120,644      69,467
                                                                                          ------------  ----------
      Total assets......................................................................  $  1,810,352  $  990,850
                                                                                          ------------  ----------
                                                                                          ------------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt.......................................................................  $    150,458  $  151,731
  Accounts payable......................................................................       204,814     134,832
  Accrued compensation..................................................................        40,285      25,677
  Other accrued liabilities.............................................................        85,373      37,277
                                                                                          ------------  ----------
      Total current liabilities.........................................................       480,930     349,517

Long-term debt..........................................................................       389,150     227,736
Deferred income taxes...................................................................         8,656      10,052
Other long-term liabilities and minority interests......................................        10,468       8,799
                                                                                          ------------  ----------
      Total liabilities.................................................................       889,204     596,104
                                                                                          ------------  ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 500,000 shares authorized, none outstanding
  Common stock, $.001 par value, 500,000,000 shares authorized,69,652,669 and 52,976,280
    shares issued and outstanding, respectively.........................................            70          53
  Additional paid-in capital............................................................       809,433     313,304
  Cumulative translation adjustment.....................................................        (5,583)        770
  Retained earnings.....................................................................       117,228      80,619
                                                                                          ------------  ----------
      Total stockholders' equity........................................................       921,148     394,746
                                                                                          ------------  ----------
      Total liabilities and stockholders' equity........................................  $  1,810,352  $  990,850
                                                                                          ------------  ----------
                                                                                          ------------  ----------

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY

                        CONSOLIDATED STATEMENT OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 FOR THE FISCAL YEAR ENDED
                                                                          ----------------------------------------
                                                                           APRIL 26,     APRIL 30,     APRIL 30,
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Revenues................................................................  $  2,835,875  $  1,686,430  $  1,041,304
Cost of revenues........................................................     2,031,713     1,246,647       762,724
                                                                          ------------  ------------  ------------
    Gross profit........................................................       804,162       439,783       278,580

Selling, general and administrative expenses............................       655,101       372,180       237,864
Non-recurring acquisition costs.........................................        16,245         8,057
Restructuring costs.....................................................         4,395         3,214
                                                                          ------------  ------------  ------------
    Operating income....................................................       128,421        56,332        40,716

Interest expense........................................................        45,901        20,123         8,319
Interest income.........................................................        (7,632)       (4,425)       (1,135)
Other income............................................................        (3,689)       (1,730)       (1,389)
                                                                          ------------  ------------  ------------
Income before provision for income taxes and
  extraordinary items...................................................        93,841        42,364        34,921
Provision for income taxes..............................................        35,103         7,487         3,754
                                                                          ------------  ------------  ------------
Income before extraordinary items.......................................        58,738        34,877        31,167
Extraordinary items--losses on early terminations of credit
  facilities, net of income taxes.......................................         1,450           701
                                                                          ------------  ------------  ------------
Net income..............................................................  $     57,288  $     34,176  $     31,167
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Weighted average common shares outstanding..............................        61,174        45,583

Income per share before extraordinary items.............................  $       0.96  $       0.77
Extraordinary items.....................................................          0.02          0.02
                                                                          ------------  ------------
Net income per share....................................................  $       0.94  $       0.75
                                                                          ------------  ------------
                                                                          ------------  ------------
Unaudited pro forma income before extraordinary
  items (see Note 10)...................................................  $     51,143  $     21,945  $     20,359
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Unaudited pro forma income per share before
  extraordinary items...................................................  $       0.84  $       0.48
                                                                          ------------  ------------
                                                                          ------------  ------------

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                FOR THE THREE FISCAL YEARS ENDED APRIL 26, 1997

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               COMMON STOCK         ADDITIONAL   CUMULATIVE                            TOTAL
                                         -------------------------    PAID-IN    TRANSLATION  RETAINED   TREASURY   STOCKHOLDERS'
                                            SHARES       AMOUNT       CAPITAL    ADJUSTMENT   EARNINGS     STOCK       EQUITY
                                         ------------  -----------  -----------  -----------  ---------  ---------  ------------
Balance at April 30, 1994..............    25,628,841   $      25    $  26,496    $    (340)  $  58,733  $  (7,562)  $   77,352
  Transactions of Combined Companies
  upon formation of Company:
    Issuance of common stock...........     3,878,000           4           (3)                                               1
    Capital contribution...............                                  1,500                                            1,500
    Distributions to stockholders......                                                         (11,300)                (11,300)
    Adjustments to stockholders'
      equity...........................                                (12,597)                   5,035      7,562
    Cash dividends.....................                                                            (222)                   (222)
  Issuance of common stock, net of
    associated expenses in conjunction
    with:
    Initial public offering............     3,737,500           4       32,686                                           32,690
    Acquisition........................       875,000           1        8,749                                            8,750
  Transactions of Pooled Companies:
    Exercise of warrants and stock
      options..........................        13,563                      201                                              201
    Cash dividends.....................                                                         (16,086)                (16,086)
  Adjustment to conform the year-ends
    of Pooled Companies................                                                           2,235                   2,235
  Cumulative translation adjustments...                                                 207                                 207
  Net income...........................                                                          31,167                  31,167
                                         ------------       -----   -----------  -----------  ---------  ---------  ------------

Balance at April 30, 1995..............    34,132,904          34       57,032         (133)     69,562                 126,495
  Issuances of common stock, net of
    associated expenses in conjunction
    with:
    Public offerings...................     9,568,045          10      174,727                                          174,737
    Acquisitions.......................     7,413,442           8       68,610                                           68,618
    Exercise of stock options,
      including tax benefits...........        63,350                    1,023                                            1,023
  Transactions of Pooled Companies:
    Issuances of common stock for cash
      and repayment of debt............       581,499                    8,298                                            8,298
    Capital contributions..............                                    500                                              500
    Exercise of warrants and stock
      options..........................       652,615           1        1,752                                            1,753
    Cash and stock dividends...........       564,425                    1,362                  (32,017)                (30,655)
  Adjustment to conform the year-ends
    of Pooled Companies................                                                           8,898                   8,898
  Cumulative translation adjustments...                                                 903                                 903
  Net income...........................                                                          34,176                  34,176
                                         ------------       -----   -----------  -----------  ---------  ---------  ------------

Balance at April 30, 1996..............    52,976,280          53      313,304          770      80,619                 394,746

                          U.S. OFFICE PRODUCTS COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

          FOR THE THREE FISCAL YEARS ENDED APRIL 26, 1997 (CONTINUED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              COMMON STOCK         ADDITIONAL  CUMULATIVE                               TOTAL
                                        -------------------------   PAID-IN    TRANSLATION   RETAINED    TREASURY    STOCKHOLDERS'
                                           SHARES       AMOUNT      CAPITAL    ADJUSTMENT    EARNINGS      STOCK        EQUITY
                                        ------------  -----------  ----------  -----------  ----------  -----------  ------------
Balance at April 30, 1996.............    52,976,280   $      53   $  313,304   $     770   $   80,619                $  394,746
  Issuances of common stock, net of
    associated expenses in conjunction
    with:
    Public offering...................     8,682,331           9      275,703                                            275,712
    Direct equity investment..........     1,250,000           1       38,112                                             38,113
    Acquisitions......................     5,790,300           6      166,074                                            166,080
    Exercise of stock options,
      including tax benefits..........       131,828                    2,843                                              2,843
    Employee stock purchase plan......       153,332                    3,145                                              3,145
  Transactions of Pooled Companies:
    Issuances of common stock for
      repayment of debt and payment of
      acquisition expenses............       273,087                    6,859                                              6,859
    Capital contributions.............         8,228                    1,857                                              1,857
    Exercise of warrants and stock
      options.........................       319,077           1        1,979                                              1,980
    Retirement of common stock........        68,206                     (443)                     (34)                     (477)
    Cash dividends paid and
      declared........................                                                         (20,931)                  (20,931)
  Adjustment to conform the year-ends
    of Pooled Companies...............                                                             286                       286
  Cumulative translation
    adjustments.......................                                             (6,353)                                (6,353)
  Net income..........................                                                          57,288                    57,288
                                        ------------         ---   ----------  -----------  ----------         ---   ------------

Balance at April 26, 1997.............    69,652,669   $      70   $  809,433   $  (5,583)  $  117,228   $            $  921,148
                                        ------------         ---   ----------  -----------  ----------         ---   ------------
                                        ------------         ---   ----------  -----------  ----------         ---   ------------

          See accompanying notes to consolidated financial statements

                          U.S. OFFICE PRODUCTS COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    FOR THE FISCAL YEAR ENDED
                                                                                ----------------------------------
                                                                                APRIL 26,    APRIL 30,   APRIL 30,
                                                                                   1997        1996        1995
                                                                                ----------  -----------  ---------
Cash flows from operating activities:
  Net income..................................................................  $   57,288  $    34,176  $  31,167
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.............................................      48,364       20,389     13,270
    Non-recurring acquisition costs...........................................      16,245        8,057
    Unrealized foreign currency gain..........................................      (3,420)
    Deferred income taxes.....................................................      (3,260)          32       (133)
    Extraordinary losses......................................................       1,450          701
    Equity in net income of affiliate.........................................        (782)
    Stock issued to pay certain acquisition expenses..........................         500
    Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations accounted for under the purchase method):
      Accounts receivable.....................................................     (27,417)      (8,166)   (32,479)
      Inventories.............................................................      (3,291)       1,817     (3,557)
      Prepaid expenses and other current assets...............................     (11,155)     (24,405)    (2,733)
      Accounts payable........................................................     (31,467)       6,531     11,858
      Accrued liabilities.....................................................       3,084        3,879      6,337
                                                                                ----------  -----------  ---------
        Net cash provided by operating activities.............................      46,139       43,011     23,730
                                                                                ----------  -----------  ---------
Cash flows from investing activities:
  Cash paid in acquisitions, net of cash received.............................    (354,811)    (130,178)   (18,099)
  Payments of non-recurring acquisition costs.................................     (13,588)      (7,283)
  Additions to property and equipment, net of disposals.......................     (51,908)     (26,834)   (13,054)
  Investment in affiliate.....................................................     (41,270)
  Other.......................................................................      (1,877)      (4,653)       364
                                                                                ----------  -----------  ---------
        Net cash used in investing activities.................................    (463,454)    (168,948)   (30,789)
                                                                                ----------  -----------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock......................................     320,543      181,530     32,891
  Proceeds from issuance of long-term debt....................................     227,982      207,241     11,798
  Payments of long-term debt..................................................    (218,861)     (22,099)   (10,670)
  Proceeds from (payments of) short-term debt, net............................     (32,563)     (58,999)     5,914
  Payments to terminate credit facilities.....................................      (1,235)        (579)
  Payments of dividends at Pooled Companies...................................     (19,611)     (22,166)   (16,305)
  Capital contributed by stockholders of Pooled Companies.....................       1,857          500
  Net change in cash due to conforming fiscal year-ends of certain Pooled
    Companies.................................................................         286       (1,221)       601
  Capital contributed by Combined Company stockholder.........................                               1,500
  Payments to stockholders of Combined Companies..............................                             (11,300)
                                                                                ----------  -----------  ---------
        Net cash provided by financing activities.............................     278,398      284,207     14,429
                                                                                ----------  -----------  ---------
Effect of exchange rates on cash and cash equivalents.........................        (540)         267       (180)
                                                                                ----------  -----------  ---------
Net (decrease) increase in cash and cash equivalents..........................    (139,457)     158,537      7,190
Cash and cash equivalents at beginning of period..............................     183,483       24,946     17,756
                                                                                ----------  -----------  ---------
Cash and cash equivalents at end of period....................................  $   44,026  $   183,483  $  24,946
                                                                                ----------  -----------  ---------
                                                                                ----------  -----------  ---------
Supplemental disclosure of cash flow information:
    Interest paid.............................................................  $   39,916  $    12,255  $  13,091
    Income taxes paid.........................................................      28,905        8,744      7,726

                          U.S. OFFICE PRODUCTS COMPANY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    The Company issued common stock, notes payable and cash in connection with certain business combinations accounted for under the purchase method during fiscal 1997, 1996 and 1995. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                                                    FOR THE FISCAL YEAR ENDED
                                                                                ----------------------------------
                                                                                APRIL 26,    APRIL 30,   APRIL 30,
                                                                                   1997        1996        1995
                                                                                ----------  -----------  ---------
Accounts receivable...........................................................  $  105,538  $    93,741  $  23,462
Inventories...................................................................     122,917       68,861     20,074
Prepaid expenses and other current assets.....................................      23,344        9,740      1,779
Property and equipment........................................................      95,615       57,372      5,459
Intangible assets.............................................................     506,386      127,870     21,079
Other assets..................................................................       7,847       56,529        339
Short-term debt...............................................................     (24,895)    (106,672)   (15,038)
Accounts payable..............................................................    (103,851)     (48,825)   (15,627)
Accrued liabilities...........................................................     (55,477)     (21,554)    (4,958)
Long-term debt................................................................    (155,237)     (17,950)    (6,283)
Other long-term liabilities and minority interest.............................      (1,296)     (12,175)      (437)
                                                                                ----------  -----------  ---------
        Net assets acquired...................................................  $  520,891  $   206,937  $  29,849
                                                                                ----------  -----------  ---------
                                                                                ----------  -----------  ---------

The acquisitions were funded as follows:

Common stock..................................................................  $  166,080  $    68,618  $   8,750
Debt..........................................................................                    8,141      3,000
Cash..........................................................................     354,811      130,178     18,099
                                                                                ----------  -----------  ---------
                                                                                $  520,891  $   206,937  $  29,849
                                                                                ----------  -----------  ---------
                                                                                ----------  -----------  ---------

Noncash transactions:

- During fiscal 1997 and 1996, the Company issued 256,420 and 194,447 shares of common stock, respectively, to repay $6,359 and $2,470 of indebtedness, respectively.

- During fiscal 1997 and 1996, the Company recorded additional paid-in capital of approximately $1,250 and $426, respectively, related to the tax benefit on stock options exercised.

- During fiscal 1996, one Pooled Company converted $1,385 of debt to common stock.

- During fiscal 1996, one Pooled Company paid a dividend of $9,851 through the issuance of 564,425 shares of common stock

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1--BUSINESS ORGANIZATION

    U.S. Office Products Company ("U.S. Office Products" and the "Company") was founded in October 1994. The Company is a supplier of a broad range of office and educational products and business services to corporate, commercial, industrial and educational customers. The Company operates throughout the United States, as well as in New Zealand, Australia and Canada and, through a 49% owned affiliate, in the United Kingdom.

NOTE 2--FORMATION OF COMPANY

    Concurrent with the closing of its initial public offering in February 1995, the Company acquired four companies (the "Combined Companies") for a combination of its common stock and cash and acquired two companies in business combinations accounted for under the purchase method. Because of the substantial ongoing interest of the stockholders of the Combined Companies in U.S. Office Products, the assets and liabilities of the Combined Companies were combined on a historical cost basis. The capital stock of the Combined Companies is included in additional paid-in capital.

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DEFINITION OF FISCAL YEAR

    As used in these consolidated financial statements and related notes to consolidated financial statements, "fiscal 1997," "fiscal 1996" and "fiscal 1995" refer to the Company's fiscal years ended April 26, 1997 and April 30, 1996 and 1995, respectively. On August 20, 1996, the Company's Board of Directors approved a change in the Company's fiscal year-end, effective for the 1997 fiscal year, from April 30 to the last Saturday in April.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Investments in less than 50% owned entities are accounted for under the equity method. All significant intercompany transactions and accounts are eliminated in consolidation.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss.

INVENTORIES

    Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis and consist primarily of products held for sale.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from 25 to 40 years for buildings and its components and 3 to 15 years for furniture, fixtures and equipment. Property and equipment leased under capital leases is being amortized over the lesser of its useful life or its lease terms.

INTANGIBLE ASSETS

    Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method. Substantially all goodwill is amortized on a straight line basis over an estimated useful life of 40 years. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, by comparing anticipated undiscounted future cash flows from operations to net book value.

TRANSLATION OF FOREIGN CURRENCIES

    Balance sheet accounts of foreign subsidiaries are translated using the year-end exchange rate, and statement of income accounts are translated using the average exchange rate for the year. Translation adjustments are recorded as a separate component of stockholders' equity.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company's wholly-owned foreign subsidiary has entered into forward foreign currency exchange contracts (the "Exchange Contracts") with counterparties to hedge the exposure of foreign currency fluctuations to the extent permissible by hedge accounting requirements. At April 26, 1997, the Exchange Contracts, in the notional amount of $3,319, hedge certain foreign currency denominated assets. The

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Exchange Contracts generally have maturity dates of 60 days or less. Discounts or premiums on the Exchange Contracts are amortized over the life of the contracts.

    The Company's wholly-owned foreign subsidiary also entered into interest rate swap agreements (the "Swap Agreements") with counterparties to convert the interest rates associated with certain outstanding debt from variable rates to fixed rates. The notional amount of the Swap Agreements was $43,000 at April 30, 1996. During fiscal 1997, the Swap Agreements were terminated resulting in a loss of $117.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of the Company's financial instruments has been determined using the following methods and assumptions:

- The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value;

- The fair values of the 5 1/2% Convertible Subordinated Notes due 2001 and the 5 1/2% Convertible Subordinated Notes due 2003 are based on quoted market prices;

- The carrying amounts of the Company's debt, other than the 5 1/2% Convertible Subordinated Notes due 2001 and the 5 1/2% Convertible Subordinated Notes due 2003, approximate fair value, estimated by discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

INCOME TAXES

    Income taxes have been computed utilizing the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Certain companies acquired in pooling-of-interests transactions elected to be taxed as Subchapter S corporations, and accordingly, no federal income taxes were recorded by those companies for periods prior to their acquisition by U.S. Office Products.

TAXES ON UNDISTRIBUTED EARNINGS

    No provision is made for U.S. income taxes on earnings of subsidiary companies which the Company controls but does not include in the consolidated federal income tax return since it is management's practice and intent to permanently reinvest the earnings of these subsidiaries.

REVENUE RECOGNITION

    Revenue is recognized upon the delivery of products or upon the completion of services provided to customers. The Company also leases equipment to customers under both short-term and long-term lease agreements. Revenue related to short-term leases is recognized on a monthly basis over the life of the lease. Certain long-term leases qualify as sales-type leases and, accordingly, the present value of the future lease payments is recognized as income upon delivery of the equipment to the customer.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COST OF REVENUES

    Vendor rebates are recognized on an accrual basis in the period earned and are recorded as a reduction to cost of revenues. Delivery and occupancy costs are included in cost of revenues.

NON-RECURRING ACQUISITION COSTS

    Non-recurring acquisition costs represent acquisition costs incurred by the Company in business combinations accounted for under the pooling-of-interests method. These costs include legal and accounting fees, investment banking fees, recognition of transaction related obligations and various other acquisition related costs.

RESTRUCTURING COSTS

    The Company records the costs of consolidating existing Company facilities into acquired operations, including the external costs and liabilities to close redundant Company facilities and severance and relocation costs related to the Company's employees in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)."

ACCRUED ACQUISITION COSTS

    The Company accrues the direct external costs incurred in conjunction with the consummation of business combinations and the costs incurred to consolidate acquired operations into existing Company facilities, including the external costs and liabilities to close redundant facilities and severance and relocation costs related to the acquired entity's employees in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

NET INCOME PER SHARE

    Net income per share for fiscal 1997 and 1996 is calculated by dividing net income by the weighted average number of common shares outstanding during the year including common stock equivalents, if dilutive. Net income per share for fiscal 1995 has not been presented as it is not considered meaningful due to the acquisitions of the Combined Companies and the Company's initial public offering in conjunction with the formation of the Company during fiscal 1995.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a material effect on the Company's consolidated operating results or financial position.

    The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," during fiscal 1997. Under the provisions of SFAS 123, companies can elect to account for stock-based compensation

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in APB Opinion No.
25. The Company has elected to continue using the intrinsic value method to account for stock-based compensation plans. Pro forma disclosures of net income and net income per share, as if the fair value-based method of accounting defined in SFAS 123 has been applied, are presented in Note 14.

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS"). SFAS 128 simplifies the standards for computing EPS and makes the presentation comparable to international EPS standards by replacing the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. This Statement is required to be adopted by the Company during fiscal 1998.

NOTE 4--BUSINESS COMBINATIONS

POOLING-OF-INTERESTS METHOD

    In fiscal 1997 and 1996, the Company issued 22,108,776 and 8,440,852 shares of common stock, respectively, to acquire 40 (the "1997 Poolings") and 14 (the "1996 Poolings") companies, respectively, in business combinations accounted for under the pooling-of-interests method. The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented. Certain of the Pooled Companies previously reported on fiscal years ending other than April 26, 1997 and April 30, 1996.

    Commencing on May 1, 1996 and 1995, the year-ends of the 1997 Poolings and the 1996 Poolings were changed to April 26, 1997 and April 30, 1996, respectively, resulting in adjustments to retained earnings of $286, $8,898 and $2,235 during fiscal 1997, 1996 and 1995, respectively. Following is a summary of the results related to the adjustments to retained earnings:

                                                                                     FOR THE FISCAL YEAR ENDED
                                                                                 ---------------------------------
                                                                                 APRIL 26,   APRIL 30,   APRIL 30,
                                                                                    1997        1996       1995
                                                                                 ----------  ----------  ---------
Revenues.......................................................................  $   (9,907) $  245,737  $  55,126
Costs and expenses.............................................................     (10,193)    236,839     52,891
                                                                                 ----------  ----------  ---------
    Net adjustment.............................................................  $      286  $    8,898  $   2,235
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4--BUSINESS COMBINATIONS (CONTINUED)
    The following presents the separate results, in each of the periods presented, of U.S. Office Products (excluding the results of Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:

                                                                          U.S. OFFICE      POOLED
                                                                            PRODUCTS     COMPANIES      COMBINED
                                                                          ------------  ------------  ------------
For the year ended April 26, 1997
  Revenues..............................................................  $  2,175,170  $    660,705  $  2,835,875
  Net income............................................................  $     36,246  $     21,042  $     57,288

For the year ended April 30, 1996
  Revenues..............................................................  $    488,670  $  1,197,760  $  1,686,430
  Net income............................................................  $      7,828  $     26,348  $     34,176

For the year ended April 30, 1995
  Revenues..............................................................  $    120,479  $    920,825  $  1,041,304
  Net income............................................................  $      1,514  $     29,653  $     31,167

PURCHASE METHOD

    In fiscal 1997, the Company made 77 acquisitions accounted for under the purchase method for an aggregate purchase price of $520,891 consisting of $354,811 of cash, and 5,790,300 shares of common stock with a market value of $166,080. The total assets related to these 77 acquisitions were $861,647, including goodwill of $506,386. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

    In fiscal 1996, the Company made 34 acquisitions accounted for under the purchase method for an aggregate purchase price of $206,937, consisting of $130,178 of cash, $8,141 of debt and 7,413,442 shares of common stock with a market value of $68,618. The total assets related to these 34 acquisitions were $414,113, including goodwill of $127,870. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

    In fiscal 1995, in addition to the acquisitions of the Combined Companies, the Company made six acquisitions accounted for under the purchase method for an aggregate purchase price of $29,849, consisting of $18,099 of cash, $3,000 of notes payable and 875,000 shares of common stock with a market value of $8,750. The total assets related to these six acquisitions were $72,192, including goodwill of $21,079. The results of these acquisitions have been included in the Company's results form their respective dates of acquisition.

    The following presents the unaudited pro forma results of operations of the Company for the fiscal years ended April 26, 1997 and April 30, 1996 and includes the Company's consolidated financial statements, which give retroactive effect to the acquisitions of the Pooled Companies for all periods presented, and the results of the Purchased Companies as if all such purchase acquisitions had been made at the beginning of fiscal 1996. The results presented below include certain pro forma adjustments to

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4--BUSINESS COMBINATIONS (CONTINUED) reflect the amortization of intangible assets, adjustments in executive compensation and the inclusion of a federal income tax provision on all earnings:

                                                                    FOR THE FISCAL YEAR ENDED
                                                                    --------------------------
                                                                     APRIL 26,     APRIL 30,
                                                                        1997          1996
                                                                    ------------  ------------
Revenues..........................................................  $  3,225,582  $  3,094,608
Income before extraordinary items.................................        73,029        49,170
Net income........................................................        71,579        48,469
Income per share before extraordinary items.......................          1.03          0.70
Net income per share..............................................          1.01          0.69

    The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1996 or the results which may occur in the future.

EQUITY INVESTMENT IN AFFILIATE

    In November 1996, the Company acquired a 49% equity interest in Dudley Stationery Limited ("Dudley"), which is being accounted for under the equity method. Under the terms of the agreement, the Company agreed to invest approximately $80 million for working capital into Dudley over a two-year period. The Company has currently invested approximately $41.3 million of the total $80 million in Dudley.

NOTE 5--ACCRUED ACQUISITION COSTS

    In conjunction with the acquisitions of the fiscal 1997 Purchased Companies, the Company accrued the direct external costs incurred in conjunction with the consummation of the acquisitions and the costs to consolidate acquired operations into existing Company facilities, including the external costs associated with closing redundant facilities of acquired companies, and severance and relocation costs related to the acquired companies' employees.

    As of the consummation date of the acquisition, the Company begins to assess and formulate a plan to exit activities of the acquired companies. Typically, this involves evaluating the facilities of the Company and the acquired companies in the specific geographic areas, determining which of the acquired facilities will be exited and identifying employee groups that will be terminated or relocated. In most cases, the facilities are closed and the employees terminated within one year of the completion of the plan.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5--ACCRUED ACQUISITION COSTS (CONTINUED)
    The following table sets forth the Company's accrued acquisition costs for the periods ended April 26, 1997 and April 30, 1996:

                                                             EMPLOYEE     DISPOSAL OF
                                               REDUNDANT    SEVERANCE &    ASSETS &
                                              FACILITIES    RELOCATION       OTHER       TOTAL
                                              -----------  -------------  -----------  ---------
Balance at April 30, 1996...................   $  --         $  --         $  --       $  --
  Additions.................................       1,593         2,484         6,712      10,789
                                              -----------       ------    -----------  ---------
Balance at April 26, 1997...................   $   1,593     $   2,484     $   6,712   $  10,789
                                              -----------       ------    -----------  ---------
                                              -----------       ------    -----------  ---------

NOTE 6--RESTRUCTURING COSTS

    The Company records the costs of consolidating existing Company facilities into acquired operations, including the external costs and liabilities to close redundant Company facilities and severance and relocation costs related to the Company's employees. The following table sets forth the Company's accrued restructuring costs for the periods ended April 26, 1997 and April 30, 1996:

                                             FACILITY       SEVERANCE    OTHER ASSET
                                            CLOSURE AND        AND       WRITE- DOWNS
                                           CONSOLIDATION  TERMINATIONS    AND COSTS     TOTAL
                                           -------------  -------------  -----------  ---------
Balance at April 30 1995:
  Additions..............................    $     641      $     469     $   2,104   $   3,214
  Utilizations...........................                                      (682)       (682)
                                                ------          -----    -----------  ---------

Balance at April 30, 1996................          641            469         1,422       2,532
  Additions..............................        1,337            308         2,750       4,395
  Utilizations...........................         (943)          (698)       (3,615)     (5,256)
                                                ------          -----    -----------  ---------

Balance at April 26, 1997................    $   1,035      $      79     $     557   $   1,671
                                                ------          -----    -----------  ---------
                                                ------          -----    -----------  ---------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                        APRIL 26,   APRIL 30,
                                                                          1997         1996
                                                                       -----------  ----------
Land.................................................................  $    34,153  $    6,993
Buildings............................................................       59,470      46,305
Furniture and fixtures...............................................      181,715      86,719
Warehouse equipment..................................................       29,174      35,987
Equipment under capital leases.......................................       14,787       8,082
Leasehold improvements...............................................       22,637      12,329
                                                                       -----------  ----------
                                                                           341,936     196,415
Less: Accumulated depreciation.......................................     (100,534)    (68,834)
                                                                       -----------  ----------
Net property and equipment...........................................  $   241,402  $  127,581
                                                                       -----------  ----------
                                                                       -----------  ----------

    Depreciation expense for fiscal years 1997, 1996 and 1995 was $31,153, $14,798 and $10,856, respectively.

NOTE 8--INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                        APRIL 26,   APRIL 30,
                                                                           1997        1996
                                                                        ----------  ----------
Goodwill..............................................................  $  653,600  $  146,273
Other.................................................................      11,345      14,309
                                                                        ----------  ----------
                                                                           664,945     160,582
Less: Accumulated amortization........................................     (21,316)     (8,270)
                                                                        ----------  ----------
                                                                        $  643,629  $  152,312
                                                                        ----------  ----------
                                                                        ----------  ----------

    Amortization expense for fiscal years 1997, 1996 and 1995 was $14,224, $5,229 and $1,600, respectively.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9--CREDIT FACILITIES

SHORT-TERM DEBT

    Short-term debt consists of the following:

                                                                        APRIL 26,   APRIL 30,
                                                                           1997        1996
                                                                        ----------  ----------
Credit facilities with banks, average interest rates of 7.6% at April
  26, 1997 and 7.8% at April 30, 1996.................................  $  140,090  $   26,029
Annual renewal loans provided by banks and other financial
  institutions of foreign subsidiary secured by lease receivables of foreign subsidiary.  Interest rates ranging from 7.8% to 10.2% at
  April 30, 1996......................................................                  89,456
Bank lines of credit of foreign subsidiary operations secured by assets of those operations.  Interest rates ranging from 9.2% to
  9.8% at April 30, 1996..............................................                  12,731
Other.................................................................       2,160       7,296
Current maturities of long-term debt..................................       8,208      16,219
                                                                        ----------  ----------
      Total short-term debt...........................................  $  150,458  $  151,731
                                                                        ----------  ----------
                                                                        ----------  ----------

    The Company currently has an agreement under which a syndicate of financial institutions, led by Bankers Trust Company, as Agent (the "Bank"), is providing the Company with a $500 million credit facility (the "Credit Facility") bearing interest, at the Company's option, at the Bank's base rate plus an applicable margin of up to 1.25%, or a eurodollar rate plus an applicable margin of up to 2.5%. The availability under the Credit Facility is subject to certain sublimits including $100 million for working capital loans and $400 million for acquisition loans. The Credit Facility is secured by a majority of the assets of the Company and its subsidiaries and contains customary covenants, including financial covenants with respect to the Company's consolidated leverage and interest coverage ratios, capital expenditures, payment of dividends and purchases and sales of assets, and customary default provisions, including provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. The Company was in compliance with or obtained waivers relating to these covenants at April 26, 1997. At April 26, 1997, the balance outstanding under the Credit Facility was $140,090 and included five eurodollar contracts, expiring within 30 days, totaling $105,000 at an average interest rate of 7.2%.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9--CREDIT FACILITIES (CONTINUED)
LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                        APRIL 26,   APRIL 30,
                                                                           1997        1996
                                                                        ----------  ----------
Convertible Subordinated Notes due 2003, interest at 5 1/2%, convertible into shares of common stock at any time prior to maturity at a conversion price of $47.40 per share, subject to adjustment in certain events........................................  $  230,000
Convertible Subordinated Notes due 2001, interest at 5 1/2%, convertible into shares of common stock at any time prior to maturity at a conversion price of $28.50 per share, subject to
  adjustment in certain events........................................     143,750  $  143,750
Notes payable, secured by certain assets of the Company, interest rates ranging from 8.0% to 10.0%, maturities from October 1996
  through 2003........................................................                  35,400
Other.................................................................      16,627      53,175
Capital lease obligations.............................................       6,981      11,630
                                                                        ----------  ----------
                                                                           397,358     243,955
Less: Current maturities of long-term debt............................      (8,208)    (16,219)
                                                                        ----------  ----------
      Total long-term debt............................................  $  389,150  $  227,736
                                                                        ----------  ----------
                                                                        ----------  ----------

    The 5 1/2% Convertible Subordinated Notes due 2003 (the "2003 Notes") are redeemable, in whole or in part, at the Company's option at specified redemption prices on or after May 22, 1998, but may not be redeemed prior to May 15, 1999 unless the closing price of the common stock is at least 150% of the conversion price for a period of time prior to the notice of redemption. Costs incurred in connection with the issuance of the 2003 Notes are included in other assets and are being amortized over the seven year period of maturity. The fair value of the 2003 Notes at April 26, 1997, based upon quoted market prices, totaled $184,000.

    The 5 1/2% Convertible Subordinated Notes due 2001 (the "2001 Notes") are redeemable, in whole or in part, at the Company's option at specified redemption prices on or after February 3, 1998, but may not be redeemed prior to February 2, 1999 unless the closing price of the common stock is at least 150% of the conversion price for a period of time prior to the notice of redemption. Costs incurred in connection with the issuance of the 2001 Notes are included in other assets and are being amortized over the five year period of maturity. The fair value of the 2001 Notes at April 26, 1997, based upon quoted market prices, totaled $147,344.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9--CREDIT FACILITIES (CONTINUED)
MATURITIES OF LONG-TERM DEBT

    Maturities on long-term debt, including capital lease obligations, are as follows:

1998..............................................................  $   8,208
1999..............................................................      8,957
2000..............................................................      1,862
2001..............................................................    144,557
2002..............................................................        333
Thereafter........................................................    233,441
                                                                    ---------
                                                                    $ 397,358
                                                                    ---------
                                                                    ---------

NOTE 10--INCOME TAXES

    Domestic and foreign income before provision for income taxes and extraordinary items consist of the following:

                                                                  FOR THE FISCAL YEAR ENDED
                                                               -------------------------------
                                                               APRIL 26,  APRIL 30,  APRIL 30,
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Domestic.....................................................  $  66,076  $  37,931  $  32,728
Foreign......................................................     27,765      4,433      2,193
                                                               ---------  ---------  ---------
                                                               $  93,841  $  42,364  $  34,921
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The provision for income taxes consists of:

                                                                     FOR THE FISCAL YEAR ENDED
                                                                -----------------------------------
                                                                APRIL 26,   APRIL 30,    APRIL 30,
                                                                  1997        1996         1995
                                                                ---------  -----------  -----------
Income taxes currently payable:
Federal.......................................................  $  22,829   $   6,011    $   2,374
State.........................................................      3,797         608          704
Foreign.......................................................     11,737         836          809
                                                                ---------  -----------  -----------
                                                                   38,363       7,455        3,887
                                                                ---------  -----------  -----------
Deferred income tax expense (benefit).........................     (3,260)         32         (133)
                                                                ---------  -----------  -----------
Total provision for income taxes..............................  $  35,103   $   7,487    $   3,754
                                                                ---------  -----------  -----------
                                                                ---------  -----------  -----------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10--INCOME TAXES (CONTINUED)
    Deferred taxes are comprised of the following:

                                                                          APRIL 26,  APRIL 30,
                                                                            1997        1996
                                                                          ---------  ----------
Current deferred tax assets:
  Inventory.............................................................  $   1,223  $    1,087
  Allowance for doubtful accounts.......................................      2,028       1,475
  Net operating loss carryforward.......................................      3,192       3,192
  Accrued liabilities...................................................      4,177       3,289
                                                                          ---------  ----------
    Total current deferred tax assets...................................     10,620       9,043
                                                                          ---------  ----------
Long-term deferred tax liabilities:
  Property and equipment................................................     (4,540)     (4,998)
  Intangible assets.....................................................       (670)       (441)
  Internal Revenue Service tax assessment...............................     (3,383)     (3,383)
  Other.................................................................        (63)     (1,230)
                                                                          ---------  ----------
    Total long-term deferred tax liabilities............................     (8,656)    (10,052)
                                                                          ---------  ----------
    Subtotal............................................................      1,964      (1,009)
    Valuation allowance.................................................                 (5,468)
                                                                          ---------  ----------
    Net deferred tax asset (liability)..................................  $   1,964  $   (6,477)
                                                                          ---------  ----------
                                                                          ---------  ----------

    At April 30, 1996, a valuation allowance had been recorded, related to deferred tax assets of a Pooled Company, including net operating loss carryforwards. Based upon the improved profitability of this Pooled Company during fiscal 1997, the valuation allowance was reversed resulting in a lower provision for income taxes.

    The Internal Revenue Service ("IRS") tax assessment relates to the deferral of a gain on the sale of land and a building by a subsidiary of the Company. The IRS has determined that a portion of the gain recorded by the subsidiary does not qualify for deferral and has assessed the Company additional taxes. The subsidiary has recorded a deferred tax liability, including interest, as a result of the assessment. The Company has filed an appeal with the IRS relating to the above assessment; however, the IRS has not yet responded to the appeal.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10--INCOME TAXES (CONTINUED)
    The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                                       FOR THE FISCAL YEAR ENDED
                                                                 -------------------------------------
                                                                  APRIL 26,    APRIL 30,    APRIL 30,
                                                                    1997         1996         1995
                                                                 -----------  -----------  -----------
U.S. federal statutory rate....................................        35.0%        35.0%        35.0%
State income taxes, net of federal income tax benefit..........         2.9          5.4          4.1
Subchapter S corporation income not subject to corporate level
  taxation.....................................................        (8.1)       (30.5)       (31.0)
Foreign earnings not subject to U.S. taxes.....................         2.0         (0.6)
Minority interest in foreign taxes.............................                      2.5
Nondeductible goodwill.........................................         3.1          2.6          1.4
Nondeductible acquisition costs................................         5.3          1.1
Reversal of valuation allowance................................        (5.8)
Other..........................................................         3.0          2.2          1.2
                                                                        ---        -----        -----
Effective income tax rate......................................        37.4%        17.7%        10.7%
                                                                        ---        -----        -----
                                                                        ---        -----        -----

    One Combined Company and certain Pooled Companies were organized as subchapter S corporations prior to the closing of their acquisitions by the Company and, as a result, the federal tax on their income was theresponsibility of their individual stockholders. Accordingly, the Combined Company and the specific Pooled Companies provided no federal income tax expense prior to these acquisitions by the Company.

    The following unaudited pro forma income tax information is presented in accordance with SFAS 109 as if the Combined Company and the specific Pooled Companies had been subject to federal income taxes for the entire periods presented.

                                                                  FOR THE FISCAL YEAR ENDED
                                                               -------------------------------
                                                               APRIL 26,  APRIL 30,  APRIL 30,
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Income before extraordinary items per consolidated statement of income..................................................  $  58,738  $  34,877  $  31,167
Pro forma income tax provision adjustment....................      7,595     12,932     10,808
                                                               ---------  ---------  ---------
Pro forma income before extraordinary items..................  $  51,143  $  21,945  $  20,359
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 11--LEASE COMMITMENTS

    The Company leases various types of retail, warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                                          CAPITAL   OPERATING
                                                                          LEASES      LEASES
                                                                         ---------  ----------
1998...................................................................  $   2,057  $   53,197
1999...................................................................      1,995      44,640
2000...................................................................      1,147      35,873
2001...................................................................        726      24,994
2002...................................................................        492      18,919
Thereafter.............................................................      3,433      58,759
                                                                         ---------  ----------
Total minimum lease payments...........................................      9,850  $  236,382
                                                                                    ----------
                                                                                    ----------
Less: Amounts representing interest....................................     (2,869)
                                                                         ---------
Present value of net minimum lease payments............................  $   6,981
                                                                         ---------
                                                                         ---------

    Rent expense for all operating leases for fiscal 1997, 1996 and 1995 was $49,704, $29,443 and $18,352, respectively.

NOTE 12--COMMITMENTS AND CONTINGENCIES

LITIGATION

    The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

POSTEMPLOYMENT BENEFITS

    The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at April 26, 1997 or April 30, 1996 related to these agreements.

NOTE 13--EMPLOYEE BENEFIT PLANS

    Effective September 1, 1996, the Company implemented the U.S. Office Products 401(k) Retirement Plan (the "401(k) Plan") which allows employee contributions in accordance with Section 401(k) of the Internal Revenue
Code. The Company matches a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after one year of service. In fiscal 1997, the Company's matching contribution expense was $1,195.

    Certain subsidiaries of the Company have, or had prior to implementation of the 401(k) Plan, qualified defined contribution benefit plans, which allow for voluntary pre-tax contributions by the employees. The subsidiaries paid all general and administrative expenses of the plans and in some cases

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 13--EMPLOYEE BENEFIT PLANS (CONTINUED) made matching contributions on behalf of the employees. For fiscal 1997, 1996 and 1995, the subsidiaries incurred expenses totaling $2,524, $3,292 and $3,089, respectively, related to these plans.

NOTE 14--STOCKHOLDERS' EQUITY

STOCK COMPENSATION PLANS

    In October 1994, the Board of Directors and the Company's stockholders approved the Company's 1994 Long-Term Compensation Plan (the "Plan"). The purpose of the Plan is to provide officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. The maximum number of options to purchase common stock granted in any calendar or fiscal year under the Plan, as amended, is equal to 20% of the aggregate number of shares of the Company's common stock outstanding at the time an award is granted, less, in each case, the number of shares subject to previously outstanding awards under the Plan.

    In August 1996, the Board of Directors and the Company's stockholders approved the Company's 1996 Non-Employee Directors' Stock Plan (the "Directors' Plan"). The purpose of the Directors' Plan is to promote ownership by non-employee directors of a greater proprietary interest in the Company, thereby aligning such directors' interests more closely with the interests of stockholders of the Company. A total of 750,000 shares of common stock has been reserved for issuance under the Directors' Plan. At April 26, 1997, options to acquire 108,000 shares of common stock have been granted under the Directors' Plan.

    The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, because the exercise prices of the options have equaled the market price on the date of grant, no compensation expense has been recognized for stock options granted. Had compensation cost for the Company's stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS 123, the Company's net income and net income per share would have been impacted as indicated in the following table. The pro forma results shown below reflect only the impact of options granted in fiscal 1997 and 1996.

                                                                          APRIL 26,  APRIL 30,
                                                                            1997       1996
                                                                          ---------  ---------
Net income:
  As reported...........................................................  $  57,288  $  34,176
  Pro forma.............................................................     44,643     32,017

Net income per share:
  As reported...........................................................  $    0.94  $    0.75
  Pro forma.............................................................       0.73       0.70

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED)
    The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                             1997       1996
                                                                           ---------  ---------
Expected life of option..................................................    7 years    7 years
Risk free interest rate..................................................      6.66%      6.58%
Expected volatility of USOP stock........................................      44.0%      58.5%

    The weighted-average fair value of options granted was $17.06 and $12.44 for fiscal 1997 and 1996, respectively.

    A summary of option transactions follows:

                                                      WEIGHTED-                  WEIGHTED-
                                                       AVERAGE                    AVERAGE
                                                      EXERCISE      OPTIONS      EXERCISE
                                         OPTIONS        PRICE      EXERCISABLE     PRICE
                                        ----------  -------------  ----------  -------------
Balance at April 30, 1994.............      83,665    $    0.68        83,665    $    0.68
  Granted.............................     629,500         8.92
  Canceled............................      (7,000)       10.00
                                        ----------
Balance at April 30, 1995.............     706,165         7.93       118,665         2.84
  Granted.............................   2,764,591        18.83
  Exercised...........................     (63,350)        9.37
  Canceled............................     (16,200)       12.70
                                        ----------
Balance at April 30, 1996.............   3,391,206        16.77       216,532         5.66
  Granted.............................   4,486,110        30.62
  Exercised...........................    (131,829)       12.58
  Canceled............................     (48,963)       18.98
                                        ----------
Balance at April 26, 1997.............   7,696,524        24.90     1,065,485        15.15
                                        ----------
                                        ----------

    The following table summarizes information about stock options outstanding at April 26, 1997:

                                               WEIGHTED-
                                                AVERAGE     WEIGHTED-                WEIGHTED-
                                               REMAINING     AVERAGE                  AVERAGE
                                              CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES           OPTIONS       LIFE         PRICE     EXERCISABLE    PRICE
--------------------------------  ----------  -----------  -----------  ----------  -----------
$0.68 to $10.00.................     589,665   7.1 years    $    7.63      317,753   $    6.48
$10.01 to $20.00................   1,773,599   8.6 years        14.13      468,202       14.55
$20.01 to $30.00................   2,823,324   9.3 years        26.33      209,244       24.37
$30.01 to $40.00................   2,491,336   9.3 years        34.91       70,286       30.97
$40.01 to $44.88................      18,600   9.1 years        42.19
                                  ----------                            ----------
$0.68 to $44.88.................   7,696,524   9.0 years        24.90    1,065,485       15.15
                                  ----------                            ----------
                                  ----------                            ----------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED)
    The option outstanding information includes 83,665, 39,201 and 228,992 shares subject to options to acquire common stock at exercise prices of $0.68, $15.89 and $16.05, respectively, which were granted at certain Pooled Companies prior to their respective acquisitions by the Company.

    Non-qualified options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant.

COMMON STOCK

    In November 1994, the Board of Directors of the Company approved a one thousand-for-one split of the Company's common stock and changed the par value of common stock from $1 per share to $.001 per share. The consolidated financial statements have been adjusted to reflect the stock split. In February 1996, the Company's stockholders approved the amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000 shares. In August 1996, the Company's stockholders approved the amendment to the Company's Restated Certified of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000.

NOTE 15--SEGMENT REPORTING

INDUSTRY SEGMENT

    The Company currently operates in two reportable industry segments: office products and print management. The office products industry segment involves the sale and distribution of office and related supplies and equipment, catalog, contract and remanufactured furniture, and office coffee and beverage products and services. The print management industry segment involves the manufacturing, distribution, management and printing of business forms, envelopes and promotional products. The other industry segments that the Company operates in include technology solutions, education products

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 15--SEGMENT REPORTING (CONTINUED)
and corporate travel services. The following table sets forth information as to the Company's operations in its different industry segments:

                                            OFFICE        PRINT
                                           PRODUCTS     MANAGEMENT     OTHER        TOTAL
                                         ------------  ------------  ----------  ------------
Fiscal 1997:
  Revenues.............................  $  2,042,321   $  368,378   $  425,176  $  2,835,875
  Operating income.....................        91,030       20,300       17,091       128,421
  Identifiable assets..................     1,274,335      185,357      350,660     1,810,352
  Depreciation and amortization........        31,522        8,758        8,084        48,364
  Capital expenditures.................        30,684       16,599       14,494        61,777

Fiscal 1996:
  Revenues.............................  $  1,051,660   $  317,033   $  317,737  $  1,686,430
  Operating income.....................        31,567       12,388       12,377        56,332
  Identifiable assets..................       517,479      122,027      351,344       990,850
  Depreciation and amortization........        10,464        5,089        4,836        20,389
  Capital expenditures.................        18,395        6,098        2,341        26,834

Fiscal 1995:
  Revenues.............................  $    653,791   $  139,732   $  247,781  $  1,041,304
  Operating income.....................        19,962        5,571       15,183        40,716
  Identifiable assets..................       227,300       51,906       85,516       364,722
  Depreciation and amortization........         4,697        4,478        4,095        13,270
  Capital expenditures.................         5,675        2,456        4,923        13,054

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 15--SEGMENT REPORTING (CONTINUED)
GEOGRAPHIC SEGMENTS

    The following table sets forth information as to the Company's operations in its different geographic segments:

                                                       NEW ZEALAND
                                            UNITED         AND
                                            STATES      AUSTRALIA      CANADA       TOTAL
                                         ------------  ------------  ----------  ------------
Fiscal 1997:
  Revenues.............................  $  2,006,017   $  700,793   $  129,065  $  2,835,875
  Operating income.....................        89,793       28,708        9,920       128,421
  Identifiable assets at year-end......       998,824      753,254       58,274     1,810,352

Fiscal 1996:
  Revenues.............................  $  1,489,172   $   77,141   $  120,117  $  1,686,430
  Operating income.....................        47,422        3,533        5,377        56,332
  Identifiable assets at year-end......       748,002      188,134       54,714       990,850

Fiscal 1995:
  Revenues.............................  $  1,005,609   $   28,574   $    7,121  $  1,041,304
  Operating income.....................        38,386        1,429          901        40,716
  Identifiable assets at year-end......       356,201        5,512        3,009       364,722

NOTE 16--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following presents certain unaudited quarterly financial data. The amounts differ from the amounts previously reported during fiscal 1997 and 1996 in the Company's Quarterly Reports on Form 10-Q as a result of the restatement of the financial statements to give retroactive effect to the results of the companies acquired during fiscal 1997 and 1996 in business combinations accounted for under the pooling-of-interests method.

                                                     FISCAL 1997 QUARTERS
                                 ------------------------------------------------------------
                                   FIRST       SECOND      THIRD       FOURTH       TOTAL
                                 ----------  ----------  ----------  ----------  ------------
  Revenues.....................  $  552,489  $  736,686  $  756,707  $  789,993  $  2,835,875
  Gross profit.................     153,745     209,509     214,253     226,655       804,162
  Operating income.............      27,877      39,063      31,253      30,228       128,421
  Net income...................      16,330      18,092      10,770      12,096        57,288
  Net income per share.........        0.29        0.31        0.18        0.18          0.94
  Pro forma income before
    extraordinary item (see
    Note 10)...................      12,985      16,578      10,212      11,368        51,143
  Pro forma income per share
    before extraordinary
    item.......................        0.23        0.28        0.17        0.16          0.84

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 16--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                     FISCAL 1996 QUARTERS
                                 ------------------------------------------------------------
                                   FIRST       SECOND      THIRD       FOURTH       TOTAL
                                 ----------  ----------  ----------  ----------  ------------
  Revenues.....................  $  330,612  $  406,538  $  458,222  $  491,058  $  1,686,430
  Gross profit.................      84,339     104,745     118,107     132,592       439,783
  Operating income.............       6,330      15,979      22,272      11,751        56,332
  Net income...................       4,847      10,179      13,516       5,634        34,176
  Net income per share.........        0.12        0.23        0.30        0.11          0.75
  Pro forma income before
    extraordinary item (see
    Note 10)...................       1,735       6,477       9,421       4,312        21,945
  Pro forma income per share
    before extraordinary
    item.......................        0.04        0.15        0.21        0.08          0.48

NOTE 17--SUBSEQUENT EVENTS

BUSINESS COMBINATION SUBSEQUENT TO YEAR-END

    On May 22, 1997, the Company signed a definitive agreement (the "Agreement") to acquire Mail Boxes Etc. ("MBE"), the world's largest franchisor of business, communication and postal service centers with more than 3,300 centers operating worldwide. The Company will exchange one share of its common stock for each share of outstanding MBE common stock in the transaction, subject to adjustment in certain circumstances. As of May 21, 1997, MBE had approximately 11.3 million shares of common stock outstanding. The transaction, which will be accounted for under the pooling-of-interests method of accounting, is subject to the approval of the shareholders of MBE and other conditions (including regulatory approvals) described in the Agreement. If all of the conditions to the acquisition contained in the Agreement are satisfied or waived prior thereto, the Company expects the acquisition to be completed during the second quarter of fiscal 1998.

    The following presents the unaudited pro forma results of operations of the Company for fiscal 1997 as if the acquisition described above had been consummated as of the beginning of fiscal 1997. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets, adjustments in executive compensation and the inclusion of a federal income tax provision on all earnings:

                                                                                FISCAL YEAR
                                                                                   ENDED
                                                                               APRIL 26, 1997
                                                                              ----------------
Revenues....................................................................    $  3,293,418
Income before extraordinary items...........................................          81,672
Income per share before extraordinary items.................................            0.99

    The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1997 or the results which may occur in the future.

                                                                     SCHEDULE II

                          U.S. OFFICE PRODUCTS COMPANY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                FOR THE THREE FISCAL YEARS ENDED APRIL 26, 1997

                                          BALANCE AT   CHARGED TO     CHARGED TO
                                           BEGINNING    COSTS AND        OTHER
DESCRIPTION                     DATE       OF PERIOD    EXPENSES       ACCOUNTS
---------------------------  -----------  -----------  ----------- -----------------
Allowance for doubtful
  accounts.................  May 1, 1994   $1,502,000   $2,519,000 $  195,000(a)
                             May 1, 1995   1,905,000    2,634,000   3,344,000(a)(c)
                             May 1, 1996   6,000,000    6,861,000     945,000(a)
Accumulated amortization of
  intangibles..............  May 1, 1994   4,277,000    1,600,000
                             May 1, 1995   4,953,000    5,229,000     562,000(e)
                             May 1, 1996   8,270,000   14,224,000

                                                               BALANCE
                                                              AT END OF
DESCRIPTION                  DEDUCTIONS          DATE           PERIOD
-----------------------------------------   --------------- --------------
Allowance for doubtful
  accounts.................$   (2,311,000)(b)  April 30, 1995 $    1,905,000
                               (1,883,000)(b)  April 30, 1996      6,000,000
                               (3,740,000)(b)  April 26, 1997     10,066,000
Accumulated amortization of
  intangibles..............      (924,000)(d)  April 30, 1995      4,953,000
                               (2,474,000)(d)  April 30, 1996      8,270,000
                               (1,178,000)(d)  April 26, 1997     21,316,000

------------------------

(a) Allowance for doubtful accounts acquired in purchase acquisitions.

(b) Represents write-offs of uncollectible accounts receivable.

(c) Includes a $581,000 adjustment to conform the year-ends of certain Pooled Companies.

(d) Represents write-offs of fully amortized intangible assets.

(e) Represents a $562,000 adjustment to conform the year-ends of certain Pooled Companies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are as follows:

  NAME                                           AGE                       POSITION
-------------------------------------------      ---      -------------------------------------------
EXECUTIVE OFFICERS
  Jonathan J. Ledecky......................          39   Chief Executive Officer and Chairman of the
                                                          Board
  Timothy J. Flynn.........................          43   Vice Chairman of the Board
  Thomas I. Morgan.........................          43   Chief Operating Officer; Director
  Donald H. Platt..........................          50   Senior Vice President, Chief Financial
                                                          Officer and Treasurer
  Mark D. Director.........................          39   Chief Administrative Officer, General
                                                          Counsel and Secretary
DIRECTORS
  Jack L. Becker, Jr.......................          47   Director; President--Dameron-Pierson
                                                          Company, Limited ("Dameron-Pierson")
  David C. Copenhaver......................          34   Director; Vice President--North American
                                                          Office Products Group; formerly Senior Vice
                                                          President--The Smith-Wilson Co.
                                                          ("Smith-Wilson")
  Timothy J. Flynn.........................          43   (See above.)
  David C. Gezon...........................          45   Director; President--C.W. Mills Acquisition
                                                          Corp. ("C.W. Mills")
  Milton H. Kuyers.........................          60   Director
  Jonathan J. Ledecky......................          39   (See above.)
  Allon H. Lefever.........................          50   Director
  Edward J. Mathias........................          55   Director
  Thomas I. Morgan.........................          43   (See above.)
  Clifton B. Phillips......................          38   Director
  John A. Quelch...........................          45   Director

    JONATHAN J. LEDECKY founded the Company in October 1994 and has served since then as its Chairman of the Board and Chief Executive Officer. Prior to founding the Company, Mr. Ledecky served from 1989 to 1991 as the President of The Legacy Fund, Inc., and from 1991 to September 1994 as President and Chief Executive Officer of Legacy Dealer Capital Fund, Inc., a wholly owned subsidiary of Steelcase Inc. ("Steelcase"), the nation's largest manufacturer of office furniture products. While at Legacy Dealer Capital Fund, Inc., Mr. Ledecky was responsible for providing corporate advisory services for Steelcase's network of office products distributors. In addition, Mr. Ledecky has served as a director of, or corporate advisor and/or consultant to, several office products companies. Prior to his tenure at The Legacy Fund, Inc., Mr. Ledecky was a partner at Adler and Company and a Senior Vice President at Allied Capital Corporation, a publicly traded investment management company. Mr. Ledecky serves as a director of publicly traded MLC Holdings, Inc. Mr. Ledecky is a graduate of Harvard College and Harvard Business School.

    TIMOTHY J. FLYNN has served as Vice Chairman of the Company since June 9, 1997. From February 1995 through June 8, 1997, Mr. Flynn served as a Director and the President and Chief Operating Officer of the Company. Mr. Flynn held a variety of positions at Andrews Office Supply and Equipment Company ("Andrews"), including President, Executive Vice President and Chief Operating Officer between 1987 and 1996. Mr. Flynn joined Andrews in 1986 after being employed for 10 years in the commercial sales division of M.S. Ginn and Company, an office products supplier in Washington, D.C. Mr. Flynn is a former member of the board of directors of the National Purchasing Association ("NPA"), an association of office products companies, and the former Vice Chairman of the Commercial Dealer Division of the Business Products International Association (formerly known as the National Office Products Association). Mr. Flynn received his undergraduate degree and a Masters in Administration from the University of Maryland.

    THOMAS I. MORGAN has served as Chief Operating Officer since June 9, 1997 and as a director since February 1997. From February 1997 until June 8, 1997, he was the President of the Company's North American Office Products Group. Mr. Morgan had been the Executive Vice President of the S.P. Richards Company, the second largest office products wholesaler in the United States and a division of publicly traded Genuine Parts Company. Mr. Morgan had spent the last 11 years in various positions in S.P. Richards, where he was responsible for operations, sales and marketing efforts. He is a graduate of the University of Tennessee, with a degree in business administration.

    DONALD H. PLATT has served as the Senior Vice President and Chief Financial Officer of the Company since August 1995 and as Treasurer since August 1996. From April 1995 until August 1995, Mr. Platt served as the Company's Senior Vice President--Corporate Development. From 1990 through 1993, Mr. Platt served as Dealer Business Consultant and, from January 1994 through April 1995, as Vice President of Dealer Financing for Steelcase Financial Services, Inc., a finance subsidiary of Steelcase. Mr. Platt was responsible for 22 acquisitions and divestures of independent Steelease dealerships in the U.S. and Canada from January 1994 through April 1995. He has served as a director of 10 different office furniture dealerships, several of which were also prominent office products dealers. Mr. Platt is a graduate of Stanford University and the Stanford Graduate School of Business.

    MARK D. DIRECTOR has served as Chief Administrative Officer since June 9, 1997, and as General Counsel and Secretary since February 1996 and August 1996, respectively. From February 1996 until June 8, 1997, Mr. Director also served as Executive Vice President. From 1990 through February 1995, Mr. Director was a principal of the law firm of Fields & Director, P.C., located in Washington, D.C., which he founded after his association from 1984 to 1990 with the law firm of Debevoise & Plimpton. From February 1995 to September 1995, he served as Vice President, General Counsel and Assistant Secretary, and from September 1995 until joining the Company, as Executive Vice President, of Radio Movil Digital Americas, Inc., a company that owns and operates specialized mobile radio networks throughout South America. Mr. Director received his undergraduate degree from Harvard College and his law degree from Harvard Law School.

    JACK L. BECKER, JR. has served as a Director of the Company since 1995 and the President of Dameron-Pierson since 1992. From 1989 through April 1992, Mr. Becker served as Executive Vice President of Dameron-Pierson, with responsibility for sales and office furniture operations. Mr. Becker is a former member of the board of directors of NPA and a member of the dealer councils of Office Furniture USA, Krueger International and All Steel, Inc., each of which is an office products trade organization. Mr. Becker received a bachelor's degree in management from the University of New Orleans.

    DAVID C. COPENHAVER has served as a director of the Company since September 1995, and since June 9, 1997, Vice President--North American Office Products Group. Mr. Copenhaver served as the Senior Vice President of Smith-Wilson, a wholly owned subsidiary of the Company, from January 1990 through March 1997, and President of Copenhaver Holdings, Incorporated from May 1989 through

March 1997. Mr. Copenhaver received both an undergraduate degree and an M.B.A. from the University of Virginia.

    DAVID C. GEZON has served as a director of the Company since July 1995, and he is the President of the C.W. Mills Acquisition Corp., a wholly owned subsidiary of the Company. Mr. Gezon has worked for C.W. Mills since 1970 and has served as its President since 1988. Mr. Gezon received an undergraduate degree from Calvin College and an M.B.A. from Western Michigan University.

    MILTON H. KUYERS has served as a director of the Company since April 1995. He is a part owner and executive officer of a number of privately held companies, including Zero Zone, Inc., a manufacturer of commercial refrigeration units; Desert Air Corp., a manufacturer of commercial dehumidification equipment; Northwest Coatings, Inc., a manufacturer of coating products; Grayline, Inc., a manufacturer of tubing used in the appliance and electrical industries; Digicorp Inc., a distributor of business telephone systems and cellular telephones; and Faustel, Inc., a manufacturer of custom coating equipment. Prior to 1993, Mr. Kuyers served as the President of Star Sprinkler Corp., a manufacturer of sprinkler heads for fire protection systems. Mr. Kuyers previously served on the board of directors of Medical Advances, Inc., a manufacturer of parts for medical diagnostic applications until its sale in March 1997. Prior to its acquisition by the Company, Mr. Kuyers also served as a director of The H.H. West Company. Mr. Kuyers holds an undergraduate degree in business administration and an M.B.A. from the University of Michigan.

    ALLON H. LEFEVER has served as a director of the Company since February 1995. He has served as Senior Vice President of the Affiliated Companies for High Industries, Inc., since April 1988. From 1988 until its acquisition by the Company, Mr. Lefever served as the Chairman of the Board and Chief Executive Officer of The Office Works, Inc. He currently serves on the boards of directors of several private companies. Mr. Lefever is also a director of Red Rose SuperNet, Goodville Insurance Co., and serves on the Business Advisory Board of Millersville State University. Mr. Lefever received his undergraduate degree from Millersville State University and a Masters in Economics from Pennsylvania State University.

    EDWARD J. MATHIAS has served as a director of the Company since February 1995. Currently, Mr. Mathias is a Managing Director of The Carlyle Group, a merchant bank based in Washington, D.C. From 1971 through 1993, Mr. Mathias was with T. Rowe Price Associates, Inc., a major investment management organization, most recently as a Managing Director. He also served on the board of directors of T. Rowe Price and was a member of its management committee. While at T. Rowe Price, Mr. Mathias served as Chairman of various equity mutual funds, including the New Horizons Fund from 1982 through 1993. He is the Chairman of the Board of Visitors at American University's Kogod School of Business Administration and serves on the board of overseers at The University of Pennsylvania's School of Arts and Sciences. Mr. Mathias presently serves on the board of directors of Sirrom Capital Corporation, a publicly traded small business investment company, Pathogenesis, a publicly traded bio-technology company, The Fortress Group, Inc., a publicly-traded home building company, and on the boards of directors of several private companies. Mr. Mathias holds an undergraduate degree from the University of Pennsylvania and an M.B.A. from the Harvard Business School.

    CLIFTON B. PHILLIPS has served as a director of the Company since August 1995. Mr. Phillips served as Chairman of Mills Morris Business Products, Inc. ("Mills Morris") from June 1996 to the present. Previously, Mr. Phillips served as President of Mills Morris from 1993 to May 1996. For more than four years prior to becoming President of Mills Morris, Mr. Phillips held a variety of positions with Mills Morris including President of Mills Morris Business Interiors and General Manager of Arrow Business Products. Mr. Phillips received his undergraduate degree from Columbia University and an M.B.A. from the University of Pennsylvania.

    JOHN A. QUELCH has served as a director of the Company since February 1995. Dr. Quelch is the Sebastian S. Kresge Professor of Marketing at the Harvard Business School, and he is the author of 12 books on marketing and is widely published in leading American business publications. Dr. Quelch serves on the board of directors of WPP Group plc, a marketing services company that includes Ogilvy & Mather, J. Walter Thompson and Hill & Knowlton. He is a national public director of the Council of Better Business Bureaus Inc. Dr. Quelch received an undergraduate degree from Oxford University in England, an M.B.A. from the University of Pennsylvania, and M.S. and Doctor of Business Administration degrees from Harvard University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and persons who own more than 10% of the Company's outstanding common stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership, reports of changes in ownership and annual reports of ownership of common stock and other equity securities of the Company. Specific due dates for these reports have been established and the Company is required to report in this Annual Report on Form 10-K any failure to file by these dates in fiscal 1997. Donald H. Platt was late in reporting his acquisition of shares through the exercise of options issued to him under the Company's Amended and Restated 1994 Long Term Incentive Plan and the related sale of shares on September 19, 1996.

ITEM 11. EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE

    The following table provides, for the periods indicated, certain summary information concerning the cash and non-cash compensation earned by or awarded to (i) the Company's Chief Executive Officer and (ii) each of the Company's other executive officers during or at the end of the Company's 1997 fiscal year (collectively, the "named executive officers"). The Company was organized in October 1994 and did not conduct any operations prior to February 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                   ANNUAL COMPENSATION                COMPENSATION AWARDS
                                     -----------------------------------------------  --------------------
                                                                           OTHER           SECURITIES
                                                                          ANNUAL           UNDERLYING         ALL OTHER
                                      FISCAL      SALARY      BONUS    COMPENSATION         OPTIONS/        COMPENSATION
  NAME AND PRINCIPAL POSITION (1)      YEAR        (2)         (3)          (4)           SARS (#) (5)           (6)
-----------------------------------  ---------  ----------  ---------  -------------  --------------------  -------------
Jonathan J. Ledecky                  1997       $  950,000         --           --            500,000         $   2,170
  Chief Executive Officer            1996          250,000         --           --            500,000                --
  and Chairman of the Board          1995          145,833         --           --            100,000                --

Timothy J. Flynn                     1997          300,000         --           --             75,000             1,001
  President and Chief                1996          250,000     75,000           --            310,000                --
  Operating Officer                  1995           45,912         --           --             25,000                --

Thomas I. Morgan                     1997          101,000     37,500       36,500            250,000                --
  President--North American
  Office Products Division

Donald H. Platt                      1997          200,000    100,000           --             75,000             1,740
  Senior Vice President-Chief        1996          150,000    125,000       45,300            250,000                --
  Financial Officer

Mark D. Director                     1997          200,000    100,000           --             75,000                --
  Executive Vice President,          1996           38,061     75,000           --            100,000                --
  General Counsel and
  Assistant Secretary

Martin S. Pinson                     1997          175,000         --           --             25,000                --
  Executive Vice President           1996          150,000     50,000           --            100,000                --
                                     1995           57,757         --           --             25,000                --

------------------------

(1) The positions of Messrs. Flynn, Morgan, Director and Pinson changed after the end of the Company's 1997 fiscal year. Their new positions are indicated in Item 10 herein. Mr. Pinson resigned from his position after the end of the fiscal year.

(2) The salary for Mr. Morgan for fiscal 1997 represents less than one full year's compensation, as he commenced employment with the Company during fiscal 1997. The salary for Mr. Director for fiscal 1996 represents less than one full year's compensation, as he commenced employment with the Company during fiscal 1996. Each salary shown for fiscal 1995 represents less than one full year's compensation. No compensation was paid to any named executive officer prior to February 23, 1995, the date that the Company commenced operations. With respect to Messrs. Ledecky and Pinson, the salary amounts for 1995 include $99,921 and $30,000 respectively, for services rendered prior to the commencement of operations by the Company.

(3) In addition to the cash bonuses paid related to fiscal 1996, the Company granted options in fiscal 1997 as bonuses for fiscal 1996 to Messrs. Flynn, Platt, Director and Pinson to purchase 75,000, 75,000, 75,000 and 25,000 shares of common stock, respectively, at an exercise price of $38.00 per share. The amount of $37,500 reflects an accrual of the pro rata portion of a bonus payable to Mr. Morgan no later than 12 months after the date of his employment. See "--Employment Agreements."

(4) Includes $36,500 of moving related expenses for Mr. Morgan during fiscal 1997 and $45,300 in moving and automobile related expenses for Mr. Platt in fiscal 1996.

(5) Represents options granted during fiscal years 1997, 1996 and 1995 with respect to the stated number of shares of Common Stock.

(6) Represents matching contributions under the Company's 401(k) Retirement
    Plan.

EMPLOYMENT AGREEMENTS

    Each named executive officer has entered into an employment agreement with the Company. The employment agreements (the "Employment Agreements") for Jonathan Ledecky, Timothy J. Flynn, Donald H. Platt, Mark D. Director and Martin
S. Pinson (the "Specific Officers") include substantially the same terms (except for base salary amounts) and are described together below; Thomas I. Morgan's employment agreement is described separately below.

    Pursuant to the Employment Agreements, the named executive officers are entitled to receive annual base salaries of no less then the following amount:
Jonathan Ledecky, $250,000; Timothy J. Flynn, $250,000; Donald H. Platt, $150,000; Mark D. Director, $150,000; and Martin S. Pinson, $150,000. Base salaries are reviewed and subject to upward adjustment by the Compensation Committee of the Board of Directors on an annual basis. The base salaries of the Specific Officers for the Company's last three fiscal years are set forth under the heading "Executive Compensation--Summary Compensation Table." In addition, each Specific Officer is eligible to earn additional year-end bonus compensation in an amount equal to up to 100% of such employee's base salary, payable out of a bonus pool determined by the Compensation Committee of the Board of Directors. Bonuses are determined by measuring such officer's performance and the Company's overall performance against target performance levels, typically based upon the following criteria: (i) the Company's overall profit; (ii) the Company's internal revenue growth; and (iii) the Company's revenue growth due to acquisitions. Each Employment Agreement is for an initial term of four years and is automatically renewable at the end of the second year and each succeeding year for an additional year, such that the remaining terms of such agreements are at all times more than two years, unless terminated or not renewed by the Company or the employee.

    Each of the Employment Agreements provides that, in the event of a termination of employment by the Company without cause, the Specific Officer shall be entitled to receive from the Company such employee's then current salary for whatever period is remaining under the term of the agreement. In the event of a change in control of the Company (involving a change in the ownership of a majority of the voting stock of the Company, a change in the majority of the Board of Directors without approval of the current Board, a merger, consolidation, recapitalization, reorganization or reverse stock split in which the stockholders of the Company prior to such transaction do not continue to own at least 75% of the stock of the Company following such transaction or the approval by the stockholders of a plan of complete liquidation or disposition of more than 50% of the Company's assets), each Employment Agreement permits the employee to elect to terminate his employment, entitling him to receive his base salary at the rate then in effect for the remaining term of the agreement or two years, whichever is greater.

    Each Employment Agreement contains a covenant not to compete with the Company for a period equal to the longer of: (i) two years immediately following the termination of employment; or (ii) in the case of a termination without cause pursuant to which such employee is entitled to continue to receive his base salary, for as long as the Company continues to pay such salary. Applicable law may reduce the scope of the covenant not to compete. In the event that the term of any such covenant is reduced in accordance with applicable law, the compensation to which the Specific Officer is entitled shall be paid to the employee only for such reduced period of time as the employee is so prohibited from competing or is not so competing.

    Mr. Morgan's employment agreement provides for a base salary of $450,000, which is reviewed and subject to upward adjustment by the Compensation Committee of the Board of Directors on an annual basis. Mr. Morgan is entitled to a bonus under the same terms as are the Specific Officers, except that his employment agreement guarantees the payment of an incentive bonus of no less than $150,000 to be paid no later than the end of the first 12 months after the date of his employment. In addition, Mr. Morgan's employment agreement provides for an initial grant of an option for 250,000 shares of common stock to Mr. Morgan, which grant was made on February 3, 1997. Mr. Morgan's employment agreement is for an initial term of two years and is automatically renewable for additional, successive one-year terms, unless terminated or not renewed by the Company or Mr. Morgan. In the event of a termination of employment by the Company without cause, Mr. Morgan is entitled to receive his base salary for the longer of one year from the date of termination or whatever period is remaining under the employment agreement. Pursuant to his agreement, Mr. Morgan is subject to the same covenant not to compete as is included in the Employment Agreements.

OPTION GRANTS IN FISCAL 1997

    The following tables set forth certain information concerning the grant and exercise of options to purchase common stock of the Company during the last completed fiscal year to each of the named executive officers.

                                       NUMBER OF
                                       SECURITIES    PERCENT OF
                                       UNDERLYING   TOTAL OPTIONS
                                        OPTIONS      GRANTED TO
                                        GRANTED     EMPLOYEES IN     EXERCISE    EXPIRATION
NAME                                      (1)        FISCAL YEAR       PRICE        DATE
-------------------------------------  ----------  ---------------  -----------  -----------
Jonathan J. Ledecky..................     500,000          11.1%     $   25.38     3/6/2006
Timothy J. Flynn.....................      75,000           1.7%     $   38.00     6/3/2006
Thomas I. Morgan.....................     250,000           5.6%     $   33.13     2/3/2007
Donald H. Platt......................      75,000           1.7%     $   38.00     6/3/2006
Mark D. Director.....................      75,000           1.7%     $   38.00     6/3/2006
Martin S. Pinson.....................      25,000           0.6%     $   38.00     6/3/2006
All Optionees........................   4,486,110         100.0%     $   30.62      Various


                                              POTENTIAL REALIZABLE VALUE
                                              AT ASSUMED ANNUAL RATES OF
                                         STOCK PRICE APPRECIATION FOR OPTION
                                                       TERM (2)
                                        --------------------------------------
NAME                                      0%           5%             10%
-------------------------------------   -------   -------------  -------------
Jonathan J. Ledecky..................   $ --      $   7,979,101  $  20,220,607
Timothy J. Flynn.....................     --          1,792,350      4,542,166
Thomas I. Morgan.....................     --          5,208,034     13,198,180
Donald H. Platt......................     --          1,792,350      4,542,166
Mark D. Director.....................     --          1,792,350      4,542,166
Martin S. Pinson.....................     --            597,450      1,514,055
All Optionees........................     --         86,387,914    218,923,936

------------------------

(1) The options granted are non-qualified stock options, which are exercisable at the market price on the date of grant beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares and expire ten years from the date of grant. The options become fully exercisable upon a change in control, as defined in the Incentive Plan.

(2) The dollar amounts under these columns are the results of calculations at assumed annual rates of stock appreciation of zero percent (0%), five percent (5%) and ten percent (10%). These assumed rates of growth were selected by the Securities and Exchange Commission for illustration purposes only. They are not intended to forecast possible future appreciation, if any, of the Company's stock price. No gain to the optionees is possible without an increase in stock prices, which will benefit all stockholders. A zero percent (0%) gain in stock price will result in a zero percent (0%) benefit to optionees.

OPTION EXERCISES IN FISCAL 1997 AND VALUE OF OPTIONS AT APRIL 26, 1997

                                                                        NUMBER OF SECURITIES
                                                                       UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                                       OPTIONS HELD AT FISCAL    IN-THE-MONEY (3) OPTIONS AT
                                       SHARES            VALUE              YEAR END (#)           FISCAL YEAR END ($)(4)
                                     ACQUIRED ON        REALIZED     --------------------------  ---------------------------
NAME                              EXERCISE (#) (1)       ($)(2)      EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
--------------------------------  -----------------  --------------  -----------  -------------  ------------  -------------
Jonathan J. Ledecky.............              0                 0       175,000        925,000   $  1,298,438   $ 2,432,813
Timothy J. Flynn................              0                 0        90,000        320,000        613,438     1,474,688
Thomas Morgan...................              0                 0                      250,000        --            --
Donald H. Platt.................          1,650        $   32,950        60,850        262,500        392,750     1,228,219
Mark D. Director................              0                 0        25,000        150,000        157,813       473,438
Martin S. Pinson................              0                 0        37,500        112,500        350,781       686,719

------------------------

(1) Represents the number of shares with respect to which options were exercised.

(2) The value of exercised options represents the difference between the exercise price of such options and the closing market price of the Company's common stock on the date of exercise.

(3) Options are "in-the-money" if the closing market price of the Company's common stock exceeds the exercise price of the options.

(4) The value of unexercised options represents the difference between the exercise price of such options and $22.625, the closing market price of the Company's common stock on April 26, 1997.

DIRECTORS' REMUNERATION

    Non-employee directors of the Company receive an annual retainer of $25,000 and are reimbursed for all expenses relating to attendance at meetings. During the fiscal year ended April 26, 1997, fees for all directors aggregated $100,000. In addition, each non-employee director who agreed to serve as such prior to the consummation of the Company's initial public offering of its common stock in February 1995 (Messrs. Lefever, Mathias and Quelch) received options to acquire 15,000 shares of common stock, exercisable in three equal installments, commencing on the date of the grant and on each anniversary thereof, at an exercise price per share of $8.00. Under the U.S. Office Products Company 1996 Non-Employee Directors' Stock Plan (the "Directors' Plan"), non-employee directors will receive options to acquire 21,000 shares of common stock upon their initial election as a member of the Board of Directors and thereafter will receive annually options to acquire 6,000 shares. In connection with the adoption of the Directors' Plan at the Company's 1996 Annual Meeting, each of the four non-employee directors who served as directors during the 1996 fiscal year received upon their re-election options for 21,000 shares of common stock and, for the 1997 fiscal year, received options for 6,000 shares of common stock. In addition, pursuant to the Directors' Plan, non-employee directors are entitled to have their directors' fees paid in the form of shares of the Company's common stock or "deferred" shares of the Company's common stock. Two directors, Mr. Lefever and Mr. Quelch, made elections to have their 1997 directors' fee paid in the form of deferred shares. Directors who are employees of the Company do not receive additional compensation for serving as directors. No non-employee member of the Board of Directors was paid compensation during the 1997 fiscal year for his service as a director of the Company other than pursuant to the standard compensation arrangement described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of June 16, 1997, information with respect to beneficial ownership of the Company's common stock by (i) each director, (ii) each executive officer named in the Summary Compensation Table,
(iii) the executive officers, the former executive officer and the directors as a group, and (iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of the common stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

NAME                                                                                            NUMBER      PERCENT
--------------------------------------------------------------------------------------------  ----------  -----------
EXECUTIVE OFFICERS AND DIRECTORS
Jonathan J. Ledecky (1).....................................................................   1,818,304        2.57%
Clifton B. Phillips (2)(3)..................................................................   1,219,857        1.73%
Timothy J. Flynn (3)(4).....................................................................     574,102       *
David C. Copenhaver (3)(5)..................................................................     223,195       *
Edward J. Mathias (6).......................................................................     209,750       *
Martin S. Pinson (7)........................................................................     169,551       *
David C. Gezon (3)(8).......................................................................     120,311       *
Donald H. Platt (9).........................................................................     105,911       *
Milton H. Kuyers (3)(10)....................................................................     100,021       *
Jack L. Becker, Jr. (3)(11).................................................................      47,898       *
Allon H. Lefever (3)(12)....................................................................      44,700       *
Mark D. Director (13).......................................................................      43,997       *
John A. Quelch (14).........................................................................      28,500       *
Thomas I. Morgan (15).......................................................................         400       *
All executive officers, the former executive officer and the directors as a group...........   4,706,497        6.66%

5% STOCKHOLDERS
Pilgrim Baxter & Associates (16)............................................................   4,128,400        5.85%
  1255 Drummers Lane, Suite 300
  Wayne, PA 19087-1950
FMR Corp.(17)...............................................................................   3,983,470        5.64%
  82 Devonshire Street
  Boston, MA 02109

------------------------

*   Less than 1%.

(1) Includes 200,000 shares which may be acquired upon the exercise of options which currently are exercisable. Mr. Ledecky is the Chief Executive Officer and Chairman of the Board of Directors.

(2) Includes 200,000 shares held in two grantor retained annuity trusts. Mr. Phillips is a Director of the Company.

(3) These persons were stockholders, executive officers, directors or employees of entities acquired by, or combined into, the Company.

(4) Includes 127,500 shares which may be acquired upon exercise of options which currently are exercisable. Mr. Flynn is the Vice Chairman of the Board of Directors.

(5) Includes 53,163 shares held in a trust in which Mr. Copenhaver has a 50% beneficial interest and of which Mr. Copenhaver is a co-trustee and 2,500 shares which may be acquired upon the exercise of options which are currently exercisable. Mr. Copenhaver is a Director of the Company and Vice President--North American Office Products Group.

(6) Includes 28,500 shares which may be acquired upon exercise of options which currently are exercisable and 50,000 shares owned by Mr. Mathias' wife. Mr. Mathias is a Director of the Company.

(7) Includes 100,000 shares owned by the Pinson and Associate Profit Sharing Plan of which Mr. Pinson is the trustee and beneficiary and 68,750 shares which may be acquired upon the exercise of options which currently are exercisable. Mr. Pinson resigned from his position with the Company after the end of its 1997 fiscal year.

(8) Includes 4,000 shares which may be acquired upon the exercise of options which currently are exercisable, 1,500 shares owned by Mr. Gezon's children, 113,083 shares held in two trusts and 40,824 shares that are subject to contractual restrictions. Mr. Gezon is a Director of the Company and President of C.W. Mills Acquisition Corp., a subsidiary of the Company.

(9) Includes 104,600 shares which may be acquired upon the exercise of options which are currently exercisable. Mr. Platt is Senior Vice President, Chief Financial Officer and Treasurer of the Company.

(10) Includes 13,500 shares which may be acquired upon the exercise of options which currently are exercisable and 86,251 shares held by the Kuyers 1996 Joint Revocable Trust in which Mr. Kuyers serves as a trustee. Mr. Kuyers is a Director of the Company.

(11) Includes 42,500 shares which may be acquired upon the exercise of options which currently are exercisable. Mr. Becker is a Director of the Company and President of Dameron-Pierson.

(12) Includes 28,500 shares which may be acquired upon the exercise of options which currently are exercisable. Mr. Lefever is a Director of the Company.

(13) Includes 43,750 shares which may be acquired upon the exercise of options which currently are exercisable. Mr. Director is the Chief Administrative Officer, General Counsel and Secretary of the Company.

(14) Includes 28,500 shares which may be acquired upon the exercise of options which currently are exercisable. Mr. Quelch is a Director of the Company.

(15) Includes 200 shares owned by Mr. Morgan and 200 shares owned by Mr. Morgan's wife. Mr. Morgan is the Chief Operating Officer of the Company and is a Director of the Company.

(16) Pilgrim Baxter & Associates disclosed in a Schedule 13G filed with the Securities and Exchange Commission that, as of December 31, 1996, it had sole investment power and shared voting power with respect to the 4,128,400 shares reported herein. Pilgrim Baxter & Associates also filed a Form 13F with the Securities and Exchange Commission reporting that, as of March 31, 1997, it had sole investment discretion and shared voting authority with respect to 3,685,100 shares of the Company's common stock.

(17) FMR Corp. disclosed in a Schedule 13G filed with the Securities and Exchange Commission that, as of December 31, 1996, it and certain affiliated persons had sole dispositive power and no voting power with respect to the 3,983,470 shares reported herein. FMR Corp. also filed a Form 13F with the Securities and Exchange Commission reporting that, as of March 31, 1977, it had shared investment discretion and no voting authority with respect to 7,895,500 shares of the Company's common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company leases office, warehouse and retail store space from two partnerships, a principal partner of which is Mr. Kuyers, a director of the Company. The Company believes that such leases are on terms not less favorable than would be obtainable in an arm's-length transaction from an unaffiliated third party. The amount paid to these partnerships by The H.H. West Company, a wholly owned subsidiary of the Company, during fiscal 1997 was approximately $446,709, and, pursuant to the terms of the lease agreement, will increase by five percent (5%) for fiscal 1998.

    Mr. Phillips entered into an employment agreement with the Company on August 2, 1995 pursuant to which he is paid $24,000 per year for consulting services rendered to the Company in connection with acquisitions and the operations of Mills Morris, a wholly owned subsidiary of the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

    (a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS.

    1.  FINANCIAL STATEMENTS (See Item 8 hereof.)

       Reports of Independent Accountants

       Consolidated Balance Sheet as of April 26, 1997 and April 30, 1996

       Consolidated Statement of Income for the years ended April 26, 1997 and April 30, 1996 and 1995

       Consolidated Statement of Stockholders' Equity for the years ended April 26, 1997 and April 30, 1996 and 1995

       Consolidated Statement of Cash Flows for the years ended April 26, 1997 and April 30, 1996 and 1995

       Notes to Consolidated Financial Statements

    2.  FINANCIAL STATEMENT SCHEDULES (See Item 8 hereof.)

       Schedule II -- Valuation and Qualifying Accounts and Reserves.

       All schedules, other than those outlined above, are omitted as the information is not required or is otherwise furnished.

    3.  EXHIBITS

  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

       2.1   Agreement and Plan of Merger, dated as of May 22, 1997, among the Company, Santa Fe Acquisition Corp.
             and Mail Boxes Etc. (Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 0-25372), filed on May 29, 1997, is hereby incorporated by reference)

       3.1   Amended and Restated Certificate of Incorporation of U.S. Office Products Company (Exhibit 3.1 of the
             Company's Quarterly Report on Form 10-Q for the period ended July 27, 1996 is hereby incorporated by reference)

       3.2   Amended and Restated Bylaws of U.S. Office Products Company (Exhibit 3.2 of the Company's Annual Report
             on Form 10-K for the year ended April 30, 1996 is hereby incorporated by reference)

       4.1   Form of Indenture relating to the Company's $143.75 million 5 1/2 % Convertible Subordinated Notes due
             2001 (including form of Note) (Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No.
             33-80553) is hereby incorporated by reference)

       4.2   Form of Indenture relating to the Company's $230.0 million 5 1/2 % Convertible Subordinated Notes due
             2003 (including form of Note) (Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended April 30, 1996 is hereby incorporated by reference)

       4.3   Registration Rights Agreement, dated as of May 22, 1996, by and among the Company and Robertson Stephens
             & Company LLC and Natwest Securities Limited, as Managers (Exhibit 4.3 of the Company's Annual Report on
             Form 10-K for the year ended April 30, 1996 is hereby incorporated by reference)

  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       4.4   Registration Rights Agreement, dated September 17, 1996, by and between the Company and Quantum
             Partners, LDC. (Exhibit 4.4 of the Company's Registration Statement on Form S-4 (file No. 333-13133)
             1996 is hereby incorporated by reference)

     *10.1   U.S. Office Products Company Amended and Restated 1994 Long-Term Incentive Plan, as amended (Exhibit A to the Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference)

     *10.2   Form of Employment Agreement for Jonathan J. Ledecky (Exhibit 10.3 of the Company's Registration
             Statement on Form S-1 (File No. 33-88096) is hereby incorporated by reference)

     *10.3   Employment Agreement for Timothy J. Flynn (Exhibit 10.4 of the Company's Post-Effective Amendment No. 6
             to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

     *10.4   Employment Agreement for Jack L. Becker (Exhibit 10.6 of the Company's Post-Effective Amendment No. 6 to
             the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

     *10.5   Employment Agreement for Donald H. Platt (Exhibit 10.14 of the Company's Post-Effective Amendment No. 2
             to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

     *10.6   Employment Agreement for Clifton B. Phillips (Exhibit 10.21 of the Company's Pre-Effective Amendment No.
             1 to the Registration Statement on Form S-1 (File No. 33-80117) is hereby incorporated by reference)

     *10.7   Employment Agreement for David Gezon (Exhibit 10.22 of the Company's Pre-Effective Amendment No. 1 to
             the Registration Statement on Form S-1 (File No. 33-80117) is hereby incorporated by reference)

     *10.8   Employment Agreement for David C. Copenhaver (Exhibit 10.23 of the Company's Pre-Effective Amendment No.
             1 to the Registration Statement on Form S-1 (File No. 33-80117) is hereby incorporated by reference)

     *10.9   Employment Agreement for Mark D. Director (Exhibit 10.14 of the Company's Annual Report on Form 10-K for
             the year ended April 30, 1996 is hereby incorporated by reference)

      10.10  Merger Agreement, dated as of January 31, 1996, by and among U.S. Office Products Company, Oak Brook
             Office Supply & Equipment Corporation, Oak Brook Acquisition Corp., and the Stockholders named therein
             (Exhibit 2.7 of the Company's Post-Effective Amendment No. 1 to Form S-1 (File No.33-80117) is hereby incorporated by reference)

      10.11  Stock Purchase Agreement, dated as of January 31, 1996, by and between U.S. Office Products Company and
             Eric John Watson (Exhibit 2.8 of the Company's Post-Effective Amendment No. 1 to Form S-1 (File No.
             33-80117) is hereby incorporated by reference)

      10.12  Amendment to Stock Purchase Agreement, dated as of June 20, 1996, by and between the Company and Eric
             John Watson (Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended April 30, 1996 is hereby incorporated by reference)

      10.13  Merger Agreement dated March 15, 1995 among U.S. Office Products Company, the H.H. West Company, a
             Wisconsin corporation, the H.H. West Company, a Delaware corporation and the stockholders named therein
             (Exhibit 2.1 to the Company's Form 8-K (Commission file No. 0-25372) dated March 15, 1995 is hereby incorporated by reference)

      10.14  Merger Agreement, dated as of May 16, 1995, among U.S. Office Products Company, Coffee Butler
             Acquisition Corp., Coffee Butler Service, Inc., and the stockholders named therein (Exhibit 2.1 of the
             Current Report on Form 8-K dated May 16, 1995, filed with the Commission on May 22, 1995 (Commission file No. 0-25372), is hereby incorporated by reference)

  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.15  Merger Agreement, dated as of June 8, 1995, among U.S. Office Products Company, C.W. Mills Paper
             Company, C.W. Mills Acquisition Corp. and the stockholders named therein (Exhibit 10.10 of the Company's
             Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.16  Merger Agreement dated as of June 12, 1995, among U.S. Office Products Company, Mills Morris Arrow,
             Inc., Mills Morris Arrow Acquisition Corp. and the stockholders named therein (Exhibit 10.11 of the
             Company's Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.17  Amendment No. 1 to Merger Agreement, dated as of July 27, 1995, among U.S. Office Products Company,
             Coffee Butler Acquisition Corp., Coffee Butler Service, Inc., and the stockholders named therein
             (Exhibit 10.16 Company's Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.18  Amendment No. 1 to Merger Agreement, dated as of July 27, 1995, among U.S. Office Products Company, C.W.
             Mills Paper Company, C.W. Mills Acquisition Corp. and the stockholders named therein (Exhibit 10.17 of the Company's Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.19  Amendment No. 1 to Merger Agreement, dated as of July 27, 1995, among U.S. Office Products Company,
             Mills Morris Arrow, Inc., Mills Morris Arrow Acquisition Corp. and the stockholders named therein
             (Exhibit 10.18 of the Company's Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.20  Asset Purchase Agreement, dated as of August 16, 1995, among OSCO Acquisition Corp., MISSCO Corporation of Jackson and U.S. Office Products Company (Exhibit 10.19 of the Company's Post-Effective Amendment No.
             6 to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.21  Form of Merger Agreement, dated as of August 16, 1995, among U.S. Office Products Company, Smith-Wilson
             Co., a Florida corporation, Smith-Wilson Acquisition Corp., a Delaware corporation, Copenhaver Holdings,
             Incorporated, a Florida corporation and the stockholders named therein (Exhibit 10.20 of the Company's
             Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.22  Assets Purchase Agreement, dated as of January 12, 1996, among U.S. Office Products Company, Emmons-Napp
             Office Products, Inc. and EN Acquisition Corp. (Exhibit 2.1 of the Company's Current Report on Form 8-K
             (File No. 0-25372), filed on January 31, 1996, is hereby incorporated by reference)

      10.23  Agreement and Plan of Reorganization, dated as of January 10, 1996, by and among U.S. Office Products
             Company, National Office Supply, Inc., Tuscarawas Office Supply, Inc., Stark Office Supply, Inc. and NST
             Acquisition Corp. (Exhibit 2.2 of the Company's Current Report on Form 8-K (File No. 0-25372), filed on
             January 31, 1996, is hereby incorporated by reference)

      10.24  Amendment No. 2 to Merger Agreement, dated August 10, 1995, by and among C.W. Mills, C.W. Mills
             Acquisition Corp., U.S. Office Products Company and certain stockholders named therein (Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 0-25372), filed on February 21, 1996, is hereby incorporated by reference)

      10.25  Agreement and Plan of Reorganization, dated as of April 29, 1996, by and among School Specialty, School
             Acquisition Corp, U.S. Office Products Company and certain other investors of School Specialty named therein (Exhibit 2.2 of the Company's Current Report on Form 8-K (File No. 0-25372), filed on May 17,
             1996, is hereby incorporated by reference)

  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.26  Stock Purchase Agreement, dated as of July 22, 1996, by and among Blue Star Group Limited, Rank
             Commercial Limited, the Company and Graeme Richard Hart (Exhibit 10.1 of the Company's Current Report on
             Form 8-K (File No. 0-25372), filed on July 26, 1996, is hereby incorporated by reference)

      10.27  Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among Mile High Office Supply,
             Inc., MHOS Acquisition Corp, the Company and the stockholders named therein (Exhibit 10.2 of the
             Company's Current Report on Form 8-K (File No. 0-25372), filed on July 26, 1996, is hereby incorporated by reference)

      10.28  Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among American Looseleaf,
             Acquisition Corp., the Company and the stockholders named therein (Exhibit 10.3 of the Company's Current
             Report on Form 8-K (File No. 0-25372), filed on July 26, 1996, is hereby incorporated by reference)

      10.29  Credit Agreement, dated as of August 21, 1996, among the Company, Various Lending Institutions and
             Bankers Trust Company, as agent, including Amendment No. 1 (Exhibit 10.41 of the Company's Registration
             Statement on Form S-4 (file No. 333-13133) 1996 is hereby incorporated by reference)

     *10.30  U.S. Office Products Company Executive Deferred Compensation Plan (Exhibit B to the Company's Proxy
             Statement, dated July 22, 1996, is hereby incorporated by reference)

     *10.31  U.S. Office Products Company 1996 Non-Employee Directors' Stock Plan (Exhibit C to the Company's Proxy
             Statement, dated July 22, 1996, is hereby incorporated by reference)

     *10.32  U.S. Office Products Company Amended and Restated Employee Stock Purchase Plan, as amended (Exhibit D to the Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference)

      10.33  Agreement and Plan of Reorganization, dated as of October 26, 1996, by and among the Company, Fortran
             Corp., Lawrence F. Glaser, Brian E. Stowers and Fortran Acquisition Corp. (Exhibit 10.1 of the Company's
             Current Report on Form 8-K/A (File No. 0-25372), filed on December 9, 1996, is hereby incorporated by reference)

     *10.34  Employment Agreement for Thomas I. Morgan

      10.35  Amendment No. 2 of the Credit Agreement, dated October 30, 1996 among the Company, Various Lending
             Institutions and Bankers Trust Company, as agent

      10.36  Amendment No. 3 of the Credit Agreement, dated April 15, 1996 among the Company, Various Lending
             Institutions and Bankers Trust Company, as agent

      11.1   Statement Regarding Computation of Net Income Per Share

      21.1   List of subsidiaries of U.S. Office Products Company

      23.1   Consent of Price Waterhouse LLP

      23.2   Consent of Parent, McLaughlin & Nangle

      23.3   Consent of Rubin, Koehmstedt & Nadler, PLC

      23.4   Consent of Ernst & Young LLP

      23.5   Consent of Ernst & Young

      23.6   Consent of Hertz, Herson & Company LLP

      23.7   Consent of KPMG Peat Marwick LLP

      23.8   Consent of BDO Seidman, LLP

      23.9   Consent of Deloitte & Touche LLP

      27.1   Financial Data Schedule

------------------------

*   Management contract or compensatory plan or arrangement.

    (b) REPORTS ON FORM 8-K. During the last quarter of the fiscal year covered by this report, the Company filed the following Current Reports on Form 8-K:

       i. Form 8-K dated January 29, 1997 and filed with the Commission on January 30, 1997 reporting information under Items 5 and 7.

FINANCIAL STATEMENTS INCLUDED:

           (a) Supplemental financial statements of U.S. Office Products Company as of April 30, 1996 and 1995 and October 26, 1996 (unaudited) and for each of the three fiscal years in the period ended April 30, 1996, and the six months ended October 26, 1996 (unaudited) and October 31, 1995 (unaudited).

           (b) Unaudited pro forma financial information as of October 26, 1996 and for the years ended April 30, 1996, 1995, and 1994 and for the six months ended October 26, 1996 and October 31, 1995.

           (c) Financial Statements of Whitcoulls Group Limited as of June 30, 1996 and 1995 and for the years then ended.

           (d) Financial Statements of SFI Corp. as of December 31, 1995 and for the year then ended and as of September 30, 1996 (unaudited) and for the nine months ended September 30, 1996 and 1995 (unaudited).

           (e) Financial Statements of Hano Document Printers, Inc. as of December 31, 1995 and for the year then ended and as of September 30, 1996 (unaudited) and for the nine months ended September 30, 1996 and 1995 (unaudited).

       ii. Form 8-K dated April 25, 1997 and filed with the Commission on April 25, 1997 reporting information under Items 5 and 7.

FINANCIAL STATEMENTS INCLUDED:

           (a) Consolidated financial statements of the Company as of April 30, 1996 and 1995 and January 25, 1997 (unaudited) and for each of the fiscal years ended April 30, 1996, 1995 and 1994 and the nine months ended January 25, 1997 and January 31, 1996 (unaudited).

           (b) Unaudited pro forma combined financial information of the Company as of January 25, 1997 and for each of the years ended April 30, 1996, 1995 and 1994 and for the nine months ended January 25, 1997 and January 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on June 30, 1997.

                                U.S. OFFICE PRODUCTS COMPANY

                                By:   /s/ JONATHAN J. LEDECKY
                                      ------------------------------------------
                                      Name: Jonathan J. Ledecky
                                      Title: Chief Executive Officer

    Each person whose signature appears below hereby appoints Jonathan J. Ledecky and Mark D. Director, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commis-sion, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE              CAPACITY IN WHICH SIGNED           DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board and
   /s/ JONATHAN J. LEDECKY        Chief Executive Officer
------------------------------    (Principal Executive          June 30, 1997
     Jonathan J. Ledecky          Officer)

                                Chief Financial Officer
     /s/ DONALD H. PLATT          (Principal Financial
------------------------------    Officer and Principal         June 30, 1997
       Donald H. Platt            Accounting Officer)

     /s/ TIMOTHY J. FLYNN       Vice Chairman
------------------------------                                  June 30, 1997
       Timothy J. Flynn

     /s/ THOMAS I. MORGAN       Director
------------------------------                                  June 27, 1997
       Thomas I. Morgan

   /s/ JACK L. BECKER, JR.      Director
------------------------------                                  June 30, 1997
     Jack L. Becker, Jr.

   /s/ CLIFTON B. PHILLIPS      Director
------------------------------                                  June 30, 1997
     Clifton B. Phillips

     /s/ MILTON H. KUYERS       Director
------------------------------                                  June 30, 1997
       Milton H. Kuyers

          SIGNATURE              CAPACITY IN WHICH SIGNED           DATE
------------------------------  ---------------------------  -------------------

     /s/ ALLON H. LEFEVER       Director
------------------------------                                  June 30, 1997
       Allon H. Lefever

    /s/ EDWARD J. MATHIAS       Director
------------------------------                                  June 30, 1997
      Edward J. Mathias

      /s/ JOHN A. QUELCH        Director
------------------------------                                  June 30, 1997
        John A. Quelch

      /s/ DAVID C. GEZON        Director
------------------------------                                  June 30, 1997
        David C. Gezon

   /s/ DAVID C. COPENHAVER      Director
------------------------------                                  June 30, 1997
     David C. Copenhaver

                               INDEX TO EXHIBITS

  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

       2.1   Agreement and Plan of Merger, dated as of May 22, 1997, among the Company, Santa Fe Acquisition Corp.
               and Mail Boxes Etc. (Exhibit 2.1 of the Company's Current Report on Form 8-K File No. 0-25372), filed on May 29, 1997, is hereby incorporated by reference)

       3.1   Amended and Restated Certificate of Incorporation of U.S. Office Products Company (Exhibit 3.1 of the
               Company's Quarterly Report on Form 10-Q for the period ended July 27, 1996 is hereby incorporated by reference)

       3.2   Amended and Restated Bylaws of U.S. Office Products Company (Exhibit 3.2 of the Company's Annual Report
               on Form 10-K for the year ended April 30, 1996 is hereby incorporated by reference)

       4.1   Form of Indenture relating to the Company's $143.75 million 51 % Convertible Subordinated 2 Notes due
               2001 (including form of Note) (Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File
               No. 33-80553) is hereby incorporated by reference)

       4.2   Form of Indenture relating to the Company's $230.0 million 51 % Convertible Subordinated 2 Notes due
               2003 (including form of Note) (Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended April 30, 1996 is hereby incorporated by reference)

       4.3   Registration Rights Agreement, dated as of May 22, 1996, by and among the Company and Robertson Stephens
               & Company LLC and Natwest Securities Limited, as Managers (Exhibit 4.3 of the Company's Annual Report
               on Form 10-K for the year ended April 30, 1996 is hereby incorporated by reference)

       4.4   Registration Rights Agreement, dated September 17, 1996, by and between the Company and Quantum
               Partners, LDC. (Exhibit 4.4 of the Company's Registration Statement on Form S-4 (file No. 333-13133)
               1996 is hereby incorporated by reference)

      10.1   U.S. Office Products Company Amended and Restated 1994 Long-Term Incentive Plan, as amended (Exhibit A to the Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference)

      10.2   Form of Employment Agreement for Jonathan J. Ledecky (Exhibit 10.3 of the Company's Registration
               Statement on Form S-1 (File No. 33-88096) is hereby incorporated by reference)

      10.3   Employment Agreement for Timothy J. Flynn (Exhibit 10.4 of the Company's Post-Effective Amendment No. 6
               to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.4   Employment Agreement for Jack L. Becker (Exhibit 10.6 of the Company's Post-Effective Amendment No. 6 to
               the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.5   Employment Agreement for Donald H. Platt (Exhibit 10.14 of the Company's Post-Effective Amendment No. 2
               to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.6   Employment Agreement for Clifton B. Phillips (Exhibit 10.21 of the Company's Pre-Effective Amendment No.
               1 to the Registration Statement on Form S-1 (File No. 33-80117) is hereby incorporated by reference)

      10.7   Employment Agreement for David Gezon (Exhibit 10.22 of the Company's Pre-Effective Amendment No. 1 to
               the Registration Statement on Form S-1 (File No. 33-80117) is hereby incorporated by reference)

      10.8   Employment Agreement for David C. Copenhaver (Exhibit 10.23 of the Company's Pre-Effective Amendment No.
               1 to the Registration Statement on Form S-1 (File No. 33-80117) is hereby incorporated by reference)

      10.9   Employment Agreement for Mark D. Director (Exhibit 10.14 of the Company's Annual Report on Form 10-K for
               the year ended April 30, 1996 is hereby incorporated by reference)

      10.10  Merger Agreement, dated as of January 31, 1996, by and among U.S. Office Products Company, Oak Brook
               Office Supply & Equipment Corporation, Oak Brook Acquisition Corp., and the Stockholders named therein
               (Exhibit 2.7 of the Company's Post-Effective Amendment No. 1 to Form S-1 (File No.33-80117) is hereby incorporated by reference)

      10.11  Stock Purchase Agreement, dated as of January 31, 1996, by and between U.S. Office Products Company and
               Eric John Watson (Exhibit 2.8 of the Company's Post-Effective Amendment No. 1 to Form S-1 (File No.
               33-80117) is hereby incorporated by reference)

      10.12  Amendment to Stock Purchase Agreement, dated as of June 20, 1996, by and between the Company and Eric
               John Watson (Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended April 30,
               1996 is hereby incorporated by reference)

      10.13  Merger Agreement dated March 15, 1995 among U.S. Office Products Company, the H.H. West Company, a
               Wisconsin corporation, the H.H. West Company, a Delaware corporation and the stockholders named therein (Exhibit 2.1 to the Company's Form 8-K (Commission file No. 0-25372) dated March 15, 1995 is hereby incorporated by reference)

      10.14  Merger Agreement, dated as of May 16, 1995, among U.S. Office Products Company, Coffee Butler
               Acquisition Corp., Coffee Butler Service, Inc., and the stockholders named therein (Exhibit 2.1 of the
               Current Report on Form 8-K dated May 16, 1995, filed with the Commission on May 22, 1995 (Commission file No. 0-25372), is hereby incorporated by reference)

      10.15  Merger Agreement, dated as of June 8, 1995, among U.S. Office Products Company, C.W. Mills Paper
               Company, C.W. Mills Acquisition Corp. and the stockholders named therein (Exhibit 10.10 of the
               Company's Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.16  Merger Agreement dated as of June 12, 1995, among U.S. Office Products Company, Mills Morris Arrow,
               Inc., Mills Morris Arrow Acquisition Corp. and the stockholders named therein (Exhibit 10.11 of the
               Company's Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.17  Amendment No. 1 to Merger Agreement, dated as of July 27, 1995, among U.S. Office Products Company,
               Coffee Butler Acquisition Corp., Coffee Butler Service, Inc., and the stockholders named therein
               (Exhibit 10.16 Company's Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.18  Amendment No. 1 to Merger Agreement, dated as of July 27, 1995, among U.S. Office Products Company, C.W.
               Mills Paper Company, C.W. Mills Acquisition Corp. and the stockholders named therein (Exhibit 10.17 of the Company's Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.19  Amendment No. 1 to Merger Agreement, dated as of July 27, 1995, among U.S. Office Products Company,
               Mills Morris Arrow, Inc., Mills Morris Arrow Acquisition Corp. and the stockholders named therein
               (Exhibit 10.18 of the Company's Registration Statement on Form S-1 (File No. 33-93956) is hereby incorporated by reference)

      10.20  Asset Purchase Agreement, dated as of August 16, 1995, among OSCO Acquisition Corp., MISSCO Corporation of Jackson and U.S. Office Products Company (Exhibit 10.19 of the Company's Post-Effective Amendment
               No. 6 to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.21  Form of Merger Agreement, dated as of August 16, 1995, among U.S. Office Products Company, Smith-Wilson
               Co., a Florida corporation, Smith-Wilson Acquisition Corp., a Delaware corporation, Copenhaver
               Holdings, Incorporated, a Florida corporation and the stockholders named therein (Exhibit 10.20 of the
               Company's Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 (File No. 33-89978)
               is hereby incorporated by reference)

      10.22  Assets Purchase Agreement, dated as of January 12, 1996, among U.S. Office Products Company, Emmons-Napp
               Office Products, Inc. and EN Acquisition Corp. (Exhibit 2.1 of the Company's Current Report on Form
               8-K (File No. 0-25372), filed on January 31, 1996, is hereby incorporated by reference)

      10.23  Agreement and Plan of Reorganization, dated as of January 10, 1996, by and among U.S. Office Products
               Company, National Office Supply, Inc., Tuscarawas Office Supply, Inc., Stark Office Supply, Inc. and
               NST Acquisition Corp. (Exhibit 2.2 of the Company's Current Report on Form 8-K (File No. 0-25372),
               filed on January 31, 1996, is hereby incorporated by reference)

      10.24  Amendment No. 2 to Merger Agreement, dated August 10, 1995, by and among C.W. Mills, C.W. Mills
               Acquisition Corp., U.S. Office Products Company and certain stockholders named therein (Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 0-25372), filed on February 21, 1996, is hereby incorporated by reference)

      10.25  Agreement and Plan of Reorganization, dated as of April 29, 1996, by and among School Specialty, School
               Acquisition Corp, U.S. Office Products Company and certain other investors of School Specialty named therein (Exhibit 2.2 of the Company's Current Report on Form 8-K (File No. 0-25372), filed on May 17,
               1996, is hereby incorporated by reference)

      10.26  Stock Purchase Agreement, dated as of July 22, 1996, by and among Blue Star Group Limited, Rank
               Commercial Limited, the Company and Graeme Richard Hart (Exhibit 10.1 of the Company's Current Report
               on Form 8-K (File No. 0-25372), filed on July 26, 1996, is hereby incorporated by reference)

      10.27  Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among Mile High Office Supply,
               Inc., MHOS Acquisition Corp, the Company and the stockholders named therein (Exhibit 10.2 of the
               Company's Current Report on Form 8-K (File No. 0-25372), filed on July 26, 1996, is hereby incorporated by reference)

      10.28  Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among American Looseleaf,
               Acquisition Corp., the Company and the stockholders named therein (Exhibit 10.3 of the Company's
               Current Report on Form 8-K (File No. 0-25372), filed on July 26, 1996, is hereby incorporated by reference)

      10.29  Credit Agreement, dated as of August 21, 1996, among the Company, Various Lending Institutions and
               Bankers Trust Company, as agent, including Amendment No. 1 (Exhibit 10.41 of the Company's
               Registration Statement on Form S-4 (file No. 333-13133) 1996 is hereby incorporated by reference)

      10.30  U.S. Office Products Company Executive Deferred Compensation Plan (Exhibit B to the Company's Proxy
               Statement, dated July 22, 1996, is hereby incorporated by reference)

      10.31  U.S. Office Products Company 1996 Non-Employee Directors' Stock Plan (Exhibit C to the Company's Proxy
               Statement, dated July 22, 1996, is hereby incorporated by reference)

      10.32  U.S. Office Products Company Amended and Restated Employee Stock Purchase Plan, as amended (Exhibit D to the Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference)

      10.33  Agreement and Plan of Reorganization, dated as of October 26, 1996, by and among the Company, Fortran
               Corp., Lawrence F. Glaser, Brian E. Stowers and Fortran Acquisition Corp. (Exhibit 10.1 of the
               Company's Current Report on Form 8-K/A (File No. 0-25372), filed on December 9, 1996, is hereby incorporated by reference)

      10.34  Employment Agreement for Thomas I. Morgan

      10.35  Amendment No. 2 of the Credit Agreement, dated October 30, 1996 among the Company, Various Lending
               Institutions and Bankers Trust Company, as agent

      10.36  Amendment No. 3 of the Credit Agreement, dated April 15, 1997 among the Company, Various Lending
               Institutions and Bankers Trust Company, as agent

      11.1   Statement Regarding Computation of Net Income Per Share

      21.1   List of subsidiaries of U.S. Office Products Company

      23.1   Consent of Price Waterhouse LLP

      23.2   Consent of Parent, McLaughlin & Nangle

      23.3   Consent of Rubin, Foehmstedt & Nadler, PLC

      23.4   Consent of Ernst & Young LLP

      23.5   Consent of Ernst & Young

      23.6   Consent of Hertz, Herson & Company LLP

      23.7   Consent of KPMG Peat Marwick LLP

      23.8   Consent of BDO Seidman, LLP

      23.9   Consent of Deloitte & Touche LLP

      27.1   Financial Data Schedule