Form 10-K/A
period 1997-04-26
US OFFICE PRODUCTS CO
filed 1997-08-26
CIK 934852

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K/A
                                   Amendment No. 1

For the fiscal year ended  April 26, 1997     Commission File Number:  0-25372


                             U.S. OFFICE PRODUCTS COMPANY
    -------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             Delaware                             52-1906050
    ---------------------------             ---------------------
    (State or other jurisdiction            (I.R.S. Employer
    incorporation or organization)          Identification of No.)

           1025 Thomas Jefferson St., N.W., Suite 600E
           Washington, D.C.                                      20007
    --------------------------------------------------    --------------------
    (Address of principal executive offices)                   (Zip Code)

           Registrant's telephone number, including area code: (202) 339-6700
                                                               --------------

              Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

              Securities registered pursuant to Section 12(b) of the Act:

                           Common Stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
the filing requirements for at least the past 90 days.      Yes   X      No
                                                                 ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See the definition of affiliate in Rule 405.)

                $2,058,582,077 (as of August 15, 1997)

-------------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001 Per Share (72,870,162 shares outstanding as of August 15, 1997)

-------------------------------------------------------------------------------

Documents incorporated by reference: List the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders, (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. (The listed documents should be clearly described for identification purposes.)

-------------------------------------------------

                           U.S. OFFICE PRODUCTS COMPANY



    U.S. Office Products Co., the registrant, hereby amends Item 7, Item 8,
Item 11 and Item 14 of its Annual Report on Form 10-K for 1997 as set forth in the pages attached hereto.

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

CONSOLIDATED RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the three fiscal years ended April 26, 1997:

                                                                                   FISCAL YEAR ENDED
                                                                      -------------------------------------------
                                                                        APRIL 26,      APRIL 30,      APRIL 30,
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Revenues............................................................      100.0%         100.0%         100.0%
Cost of revenues....................................................       71.6           73.9           73.3
                                                                      -------------  -------------  -------------
  Gross profit......................................................       28.4           26.1           26.7
Selling, general and administrative expenses........................       23.1           22.1           22.8
Non-recurring acquisition costs.....................................         .6             .5
Restructuring costs.................................................         .2             .2
                                                                      -------------  -------------  -------------
  Operating income..................................................        4.5            3.3            3.9
Interest expense, net...............................................        1.3             .9             .7
Other (income)......................................................        (.1)           (.1)           (.2)
                                                                      -------------  -------------  -------------
Income before provision for income taxes and extraordinary items....        3.3            2.5            3.4
Provision for income taxes..........................................        1.2             .4             .4
                                                                      -------------  -------------  -------------
Income before extraordinary items...................................        2.1            2.1            3.0
Extraordinary items--losses on early terminations of credit
  facilities, net of income taxes...................................         .1             .1
                                                                      -------------  -------------  -------------
Net income..........................................................        2.0%           2.0%           3.0%
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

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

    Other income increased 113.0%, from $1.7 million in fiscal 1996, to $3.7 million in fiscal 1997. Fiscal 1997 other income consists primarily of foreign currency gains and equity in the net income of the Company's 49% investment in Dudley, the largest independent office products dealer in the United Kingdom. The Company anticipates that foreign currency transaction gains and losses will be immaterial in the future and that the income from its equity investment will increase as the fiscal 1997 amount represented earnings from November 14, 1996, the date of the Company's investment, through April 26, 1997.

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

    YEAR ENDED APRIL 30, 1996 COMPARED TO THE YEAR ENDED APRIL 30, 1995

    Consolidated revenues increased 62.0%, from $1,041.3 million in fiscal 1995, to $1,686.4 million in fiscal 1996. This increase was primarily due to the inclusion in the revenues for fiscal 1996 of revenues from the Fiscal 1996 Purchased Companies from their respective dates of acquisition and revenues from six companies that were acquired in business combinations accounted for under the purchase method during fiscal 1995 (the "Fiscal 1995 Purchased Companies") for the entire year. Revenues in fiscal 1995 include revenues from the Fiscal 1995 Purchased Companies from their respective dates of acquisition. The revenues were generated primarily in the office products and print management industry segments, which represented 62.4% and 18.8%, respectively, of consolidated revenues for fiscal 1996, and 62.8% and 13.4%, respectively, of consolidated revenues for fiscal 1995. The change in the mix of revenues by industry segment is the direct result of the mix of the acquisitions in the different industry segments completed in fiscal 1996 and 1995.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


                        Index to Financial Statements

                                                                               Page
                                                                               ----

Reports of Independent Accountants.........................................    F-1
Consolidated Balance Sheet as of April 26, 1997 and April 30, 1996.........    F-13
Consolidated Statement of Income for the years ended April 26, 1997
    and April 30, 1996 and 1995...........................................     F-14
Consolidated Statement of Stockholders' Equity for the years ended
    April 26, 1997 and April 30, 1996 and 1995............................     F-15
Consolidated Statement of Cash Flows for the years ended April 26, 1997
 and April 30, 1996 and 1995...............................................    F-17
Notes to Consolidated Financial Statements.................................    F-19


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

                                                      /s/ Ernst & Young LLP
                                                      Milwaukee, WI

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

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of SFI Corp. and Hano Document Printers, Inc., as of December 31, 1994 and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

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

                                            /s/  Parent, McLaughlin and Nangle
                                                  Certified Public Accountants
                                            Boston, MA


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

/s/ RUBIN, KOEHMSTEDT AND NADLER
Newington, VA

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

Seattle, WA
September 23, 1996

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

/s/ HERTZ, HERSON & COMPANY, LLP

New York, New York
March 6, 1996

                        Report of Independent Auditors

To the Shareholders of
Huxley Envelope Corporation
Industrial Park Blvd.
Mt. Pocono Industrial Park
Mt. Pocono, PA  18344

We have audited the accompanying balance sheets of Huxley Envelope Corporation as at December 31, 1995 and 1994, and the related statements of income and retained earnings (accumulated deficit) and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huxley Envelope Corporation as at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/HERTZ, HERSON & COMPANY LLP

New York, New York
March 4, 1996

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

                          U.S. OFFICE PRODUCTS COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                FOR THE THREE FISCAL YEARS ENDED APRIL 26, 1997

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               COMMON STOCK         ADDITIONAL   CUMULATIVE                            TOTAL
                                         -------------------------    PAID-IN    TRANSLATION  RETAINED   TREASURY   STOCKHOLDERS'
                                            SHARES       AMOUNT       CAPITAL    ADJUSTMENT   EARNINGS     STOCK       EQUITY
                                         ------------  -----------  -----------  -----------  ---------  ---------  ------------
Balance at April 30, 1994..............    25,628,841   $      25    $  26,496    $    (340)  $  58,733  $  (7,562)  $   77,352
  Transactions of Combined Companies
  upon formation of Company:
    Issuance of common stock...........     3,878,000           4           (3)                                               1
    Capital contribution...............                                  1,500                                            1,500
    Distributions to stockholders......                                                         (11,300)                (11,300)
    Adjustments to stockholders'
      equity...........................                                (12,597)                   5,035      7,562
    Cash dividends.....................                                                            (222)                   (222)
  Issuance of common stock, net of
    associated expenses, in conjunction
    with:
    Initial public offering............     3,737,500           4       32,686                                           32,690
    Acquisition........................       875,000           1        8,749                                            8,750
  Transactions of Pooled Companies:
    Exercise of warrants and stock
      options..........................        13,563                      201                                              201
    Cash dividends.....................                                                         (16,086)                (16,086)
  Adjustment to conform the year-ends
    of Pooled Companies................                                                           2,235                   2,235
  Cumulative translation adjustments...                                                 207                                 207
  Net income...........................                                                          31,167                  31,167
                                         ------------       -----   -----------  -----------  ---------  ---------  ------------

Balance at April 30, 1995..............    34,132,904          34       57,032         (133)     69,562                 126,495
  Issuances of common stock, net of
    associated expenses, in conjunction
    with:
    Public offerings...................     9,568,045          10      174,727                                          174,737
    Acquisitions.......................     7,413,442           8       68,610                                           68,618
    Exercise of stock options,
      including tax benefits...........        63,350                    1,023                                            1,023
  Transactions of Pooled Companies:
    Issuances of common stock for cash
      and repayment of debt............       581,499                    8,298                                            8,298
    Capital contributions..............                                    500                                              500
    Exercise of warrants and stock
      options..........................       652,615           1        1,752                                            1,753
    Cash and stock dividends...........       564,425                    1,362                  (32,017)                (30,655)
  Adjustment to conform the year-ends
    of Pooled Companies................                                                           8,898                   8,898
  Cumulative translation adjustments...                                                 903                                 903
  Net income...........................                                                          34,176                  34,176
                                         ------------       -----   -----------  -----------  ---------  ---------  ------------

Balance at April 30, 1996..............    52,976,280          53      313,304          770      80,619                 394,746

                          U.S. OFFICE PRODUCTS COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

          FOR THE THREE FISCAL YEARS ENDED APRIL 26, 1997 (CONTINUED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              COMMON STOCK         ADDITIONAL  CUMULATIVE                               TOTAL
                                        -------------------------   PAID-IN    TRANSLATION   RETAINED    TREASURY    STOCKHOLDERS'
                                           SHARES       AMOUNT      CAPITAL    ADJUSTMENT    EARNINGS      STOCK        EQUITY
                                        ------------  -----------  ----------  -----------  ----------  -----------  ------------
Balance at April 30, 1996.............    52,976,280   $      53   $  313,304   $     770   $   80,619                $  394,746
  Issuances of common stock, net of
    associated expenses, in conjunction
    with:
    Public offering...................     8,682,331           9      275,703                                            275,712
    Direct equity investment..........     1,250,000           1       38,112                                             38,113
    Acquisitions......................     5,790,300           6      166,074                                            166,080
    Exercise of stock options,
      including tax benefits..........       131,828                    2,843                                              2,843
    Employee stock purchase plan......       153,332                    3,145                                              3,145
  Transactions of Pooled Companies:
    Issuances of common stock for
      repayment of debt and payment of
      acquisition expenses............       273,087                    6,859                                              6,859
    Capital contributions.............         8,228                    1,857                                              1,857
    Exercise of warrants and stock
      options.........................       319,077           1        1,979                                              1,980
    Retirement of common stock........        68,206                     (443)                     (34)                     (477)
    Cash dividends paid and
      declared........................                                                         (20,931)                  (20,931)
  Adjustment to conform the year-ends
    of Pooled Companies...............                                                             286                       286
  Cumulative translation
    adjustments.......................                                             (6,353)                                (6,353)
  Net income..........................                                                          57,288                    57,288
                                        ------------         ---   ----------  -----------  ----------         ---   ------------

Balance at April 26, 1997.............    69,652,669   $      70   $  809,433   $  (5,583)  $  117,228   $            $  921,148
                                        ------------         ---   ----------  -----------  ----------         ---   ------------
                                        ------------         ---   ----------  -----------  ----------         ---   ------------

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

                          U.S. OFFICE PRODUCTS COMPANY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    The Company issued common stock, notes payable and cash in connection with certain business combinations accounted for under the purchase method during fiscal 1997, 1996 and 1995. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                                                    FOR THE FISCAL YEAR ENDED
                                                                                ----------------------------------
                                                                                APRIL 26,    APRIL 30,   APRIL 30,
                                                                                   1997        1996        1995
                                                                                ----------  -----------  ---------
Accounts receivable...........................................................  $  105,538  $    93,741  $  23,462
Inventories...................................................................     122,917       68,861     20,074
Prepaid expenses and other current assets.....................................      23,344        9,740      1,779
Property and equipment........................................................      95,615       57,372      5,459
Intangible assets.............................................................     506,386      127,870     21,079
Other assets..................................................................       7,847       56,529        339
Short-term debt...............................................................     (24,895)    (106,672)   (15,038)
Accounts payable..............................................................    (103,851)     (48,825)   (15,627)
Accrued liabilities...........................................................     (55,477)     (21,554)    (4,958)
Long-term debt................................................................    (155,237)     (17,950)    (6,283)
Other long-term liabilities and minority interest.............................      (1,296)     (12,175)      (437)
                                                                                ----------  -----------  ---------
        Net assets acquired...................................................  $  520,891  $   206,937  $  29,849
                                                                                ----------  -----------  ---------
                                                                                ----------  -----------  ---------

The acquisitions were funded as follows:

Common stock..................................................................  $  166,080  $    68,618  $   8,750
Debt..........................................................................                    8,141      3,000
Cash..........................................................................     354,811      130,178     18,099
                                                                                ----------  -----------  ---------
        Total.................................................................  $  520,891  $   206,937  $  29,849
                                                                                ----------  -----------  ---------
                                                                                ----------  -----------  ---------

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

REVENUE RECOGNITION

    Revenue is recognized upon the delivery of products or upon the completion of services provided to customers as no additional obligations to the customer exist. Returns of the Company's products are considered immaterial. The Company also leases equipment to customers under both short-term and long-term lease agreements. Revenue related to short-term leases is recognized on a monthly basis over the life of the lease. Certain long-term leases qualify as sales-type leases and, accordingly, the present value of the future lease payments is recognized as income upon delivery of the equipment to the customer.

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

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4--BUSINESS COMBINATIONS (CONTINUED)
    The following presents the separate results, in each of the periods presented, of U.S. Office Products (excluding the results of Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:

                                                                          U.S. OFFICE      POOLED
                                                                            PRODUCTS     COMPANIES      COMBINED
                                                                          ------------  ------------  ------------
Fiscal 1997
  Revenues..............................................................  $  2,175,170  $    660,705  $  2,835,875
  Net income............................................................        36,246        21,042        57,288

Fiscal 1996
  Revenues..............................................................  $    488,670  $  1,197,760  $  1,686,430
  Net income............................................................         7,828        26,348        34,176

Fiscal 1995
  Revenues..............................................................  $    120,479  $    920,825  $  1,041,304
  Net income............................................................         1,514        29,653        31,167

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

NOTE 6--RESTRUCTURING COSTS

    The Company records the costs of consolidating existing Company facilities into acquired operations, including the external costs and liabilities to close redundant Company facilities and severance and relocation costs related to the Company's employees. The following table sets forth the Company's accrued restructuring costs for the periods ended April 26, 1997 and April 30, 1996:

                                             FACILITY       SEVERANCE    OTHER ASSET
                                            CLOSURE AND        AND       WRITE- DOWNS
                                           CONSOLIDATION  TERMINATIONS    AND COSTS     TOTAL
                                           -------------  -------------  -----------  ---------
Balance at April 30 1995:................    $  --          $  --         $  --       $  --
  Additions..............................          641            469         2,104       3,214
  Utilizations...........................                                      (682)       (682)
                                                ------          -----    -----------  ---------

Balance at April 30, 1996................          641            469         1,422       2,532
  Additions..............................        1,337            308         2,750       4,395
  Utilizations...........................         (943)          (698)       (3,615)     (5,256)
                                                ------          -----    -----------  ---------

Balance at April 26, 1997................    $   1,035      $      79     $     557   $   1,671
                                                ------          -----    -----------  ---------
                                                ------          -----    -----------  ---------

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

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9--CREDIT FACILITIES (CONTINUED)
LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                        APRIL 26,   APRIL 30,
                                                                           1997        1996
                                                                        ----------  ----------
Convertible Subordinated Notes due 2003, interest at 5 1/2%, convertible into shares of common stock at any time prior to maturity at a conversion price of $47.40 per share, subject to adjustment in certain events........................................  $  230,000
Convertible Subordinated Notes due 2001, interest at 5 1/2%, convertible into shares of common stock at any time prior to maturity at a conversion price of $28.50 per share, subject to
  adjustment in certain events........................................     143,750  $  143,750
Notes payable, secured by certain assets of the Company, interest rates ranging from 8.0% to 10.0%, maturities from October 1996
  through 2003........................................................                  35,400
Other.................................................................      16,627      53,175
Capital lease obligations.............................................       6,981      11,630
                                                                        ----------  ----------
      Total maturities of long-term debt..............................     397,358     243,955
Less: Current maturities of long-term debt............................      (8,208)    (16,219)
                                                                        ----------  ----------
      Total long-term debt............................................  $  389,150  $  227,736
                                                                        ----------  ----------
                                                                        ----------  ----------

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

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9--CREDIT FACILITIES (CONTINUED)
MATURITIES OF LONG-TERM DEBT

    Maturities on long-term debt, including capital lease obligations, are as follows:

1998..............................................................  $   8,208
1999..............................................................      8,957
2000..............................................................      1,862
2001..............................................................    144,557
2002..............................................................        333
Thereafter........................................................    233,441
                                                                    ---------
Total maturities of long-term debt................................  $ 397,358
                                                                    ---------
                                                                    ---------

NOTE 10--INCOME TAXES

    Domestic and foreign income before provision for income taxes and extraordinary items consist of the following:

                                                                  FOR THE FISCAL YEAR ENDED
                                                               -------------------------------
                                                               APRIL 26,  APRIL 30,  APRIL 30,
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Domestic.....................................................  $  66,076  $  37,931  $  32,728
Foreign......................................................     27,765      4,433      2,193
                                                               ---------  ---------  ---------
Total........................................................  $  93,841  $  42,364  $  34,921
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

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

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                   ANNUAL COMPENSATION                COMPENSATION AWARDS
                                     -----------------------------------------------  --------------------
                                                                           OTHER           SECURITIES
                                                                          ANNUAL           UNDERLYING         ALL OTHER
                                      FISCAL      SALARY      BONUS    COMPENSATION         OPTIONS/        COMPENSATION
  NAME AND PRINCIPAL POSITION (1)      YEAR        (2)         (3)          (4)           SARS (#) (5)           (6)
-----------------------------------  ---------  ----------  ---------  -------------  --------------------  -------------
Jonathan J. Ledecky                  1997       $  950,000         --           --            500,000         $  10,256
  Chief Executive Officer            1996          250,000         --           --            500,000                --
  and Chairman of the Board          1995          145,833         --           --            100,000                --

Timothy J. Flynn                     1997          300,000         --           --             75,000            18,409
  President and Chief                1996          250,000     75,000           --            310,000            15,256
  Operating Officer                  1995           45,912         --           --             25,000            15,390

Thomas I. Morgan                     1997          101,000     37,500       36,500            250,000                --
  President--North American
  Office Products Division

Donald H. Platt                      1997          200,000    100,000           --             75,000             3,394
  Senior Vice President-Chief        1996          150,000    125,000       45,300            250,000                --
  Financial Officer

Mark D. Director                     1997          200,000    100,000           --             75,000                --
  Executive Vice President,          1996           38,061     75,000           --            100,000                --
  General Counsel and
  Assistant Secretary

Martin S. Pinson                     1997          175,000         --           --             25,000             1,720
  Executive Vice President           1996          150,000     50,000           --            100,000                --
                                     1995           57,757         --           --             25,000                --

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

(6) For Mr. Ledecky, this amount represents matching contributions under the Company's 401(k) Retirement Plan in the amount of $2,170 and the payment of executive disability insurance premiums in the amount of $8,086; for Mr. Flynn, this amount represents matching contributions under the Company's 401(k) Retirement Plan in the amount of $1,001, the payment of executive disability insurance premiums in the amount of $2,295 and the payment of split-dollar life insurance premiums in the amount of $15,113; for Mr. Platt, this amount represents matching contributions under the Company's 401(k) Retirement Plan in the amount of $1,740 and the payment of executive disability insurance premiums in the amount of $1,654; and for Mr. Pinson, this amount represents the payment of executive disability insurance premiums in the amount of $1,720. All amounts cited herein reflect payments made for the 1997 fiscal year.

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

    3.   Exhibits

Number                                                  Description
     2.1 Agreement and Plan of Merger, dated as of May 22, 1997, among the Company, Santa Fe
         Acquisition Corp. and Mail Boxes Etc. (Exhibit 2.1 of the Company's Current Report on
         Form 8-K (File No. 0-25372), filed on May 29, 1997, is hereby incorporated by reference)
     3.1 Amended and Restated Certificate of Incorporation of U.S. Office Products Company
         (Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended July
         27, 1996 is hereby incorporated by reference)
     3.2 Amended and Restated Bylaws of U.S. Office Products Company (Exhibit 3.2 of the
         Company's Annual Report on Form 10-K for the year ended April 30, 1996 is hereby incorporated by reference)
     4.1 Form of Indenture relating to the Company's $143.75 million 5 1/2 % Convertible
         Subordinated Notes due 2001 (including form of Note) (Exhibit 4.1 of the Company's
         Registration Statement on Form S-1 (File No. 33-80553) is hereby incorporated by reference)




     4.2 Form of Indenture relating to the Company's $230.0 million 5 1/2% Convertible
         Subordinated Notes due 2003 (including form of Note) (Exhibit 4.2 of the Company's
         Annual Report on Form 10-K for the year ended April 30, 1996 is hereby incorporated by reference)
     4.3 Registration Rights Agreement, dated as of May 22, 1996, by and among the Company and
         Robertson Stephens & Company LLC and Natwest Securities Limited, as Managers (Exhibit
         4.3 of the Company's Annual Report on Form 10-K for the year ended April 30, 1996 is hereby incorporated by reference)
     4.4 Registration Rights Agreement, dated September 17, 1996, by and between the Company and
         Quantum Partners, LDC. (Exhibit 4.4 of the Company's Registration Statement on Form S-4
         (file No. 333-13133) 1996 is hereby incorporated by reference)
   *10.1 U.S. Office Products Company Amended and Restated 1994 Long-Term Incentive Plan, as
         amended (Exhibit A to the Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference)
   *10.2 Form of Employment Agreement for Jonathan J. Ledecky (Exhibit 10.3 of the Company's
         Registration Statement on Form S-1 (File No. 33-88096) is hereby incorporated by reference)
   *10.3 Employment Agreement for Timothy J. Flynn (Exhibit 10.4 of the Company's Post-Effective
         Amendment No. 6 to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)
   *10.4 Employment Agreement for Jack L. Becker (Exhibit 10.6 of the Company's Post-Effective
         Amendment No. 6 to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)
   *10.5 Employment Agreement for Donald H. Platt (Exhibit 10.14 of the Company's Post-Effective
         Amendment No. 2 to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)
   *10.6 Employment Agreement for Clifton B. Phillips (Exhibit 10.21 of the Company's
         Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No.
         33-80117) is hereby incorporated by reference)
   *10.7 Employment Agreement for David Gezon (Exhibit 10.22 of the Company's Pre-Effective
         Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-80117) is hereby incorporated by reference)
   *10.8 Employment Agreement for David C. Copenhaver (Exhibit 10.23 of the Company's
         Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No.
         33-80117) is hereby incorporated by reference)
   *10.9 Employment Agreement for Mark D. Director (Exhibit 10.14 of the Company's Annual Report
         on Form 10-K for the year ended April 30, 1996 is hereby incorporated by reference)
   10.10 Merger Agreement, dated as of January 31, 1996, by and among U.S. Office Products
         Company, Oak Brook Office Supply & Equipment Corporation, Oak Brook Acquisition Corp.,
         and the Stockholders named therein (Exhibit 2.7 of the Company's Post-Effective
         Amendment No. 1 to Form S-1 (File No.33-80117) is hereby incorporated by reference)
   10.11 Stock Purchase Agreement, dated as of January 31, 1996, by and between U.S. Office
         Products Company and Eric John Watson (Exhibit 2.8 of the Company's Post-Effective
         Amendment No. 1 to Form S-1 (File No. 33-80117) is hereby incorporated by reference)



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



   10.23  Agreement and Plan of Reorganization, dated as of January 10, 1996, by and among U.S.
          Office Products Company, National Office Supply, Inc., Tuscarawas Office Supply, Inc.,
          Stark Office Supply, Inc. and NST Acquisition Corp. (Exhibit 2.2 of the Company's
          Current Report on Form 8-K (File No. 0-25372), filed on January 31, 1996, is hereby incorporated by reference)
   10.24  Amendment No. 2 to Merger Agreement, dated August 10, 1995, by and among C.W. Mills,
          C.W. Mills Acquisition Corp., U.S. Office Products Company and certain stockholders named therein (Exhibit 2.1 of the Company's Current Report on Form 8-K (File No.
          0-25372), filed on February 21, 1996, is hereby incorporated by reference)
   10.25  Agreement and Plan of Reorganization, dated as of April 29, 1996, by and among School
          Specialty, School Acquisition Corp, U.S. Office Products Company and certain other investors of School Specialty named therein (Exhibit 2.2 of the Company's Current
          Report on Form 8-K (File No. 0-25372), filed on May 17, 1996, is hereby incorporated by reference)
   10.26  Stock Purchase Agreement, dated as of July 22, 1996, by and among Blue Star Group
          Limited, Rank Commercial Limited, the Company and Graeme Richard Hart (Exhibit 10.1 of
          the Company's Current Report on Form 8-K (File No. 0-25372), filed on July 26, 1996, is hereby incorporated by reference)
   10.27  Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among Mile High
          Office Supply, Inc., MHOS Acquisition Corp, the Company and the stockholders named therein (Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 0-25372),
          filed on July 26, 1996, is hereby incorporated by reference)
   10.28  Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among American
          Looseleaf, Acquisition Corp., the Company and the stockholders named therein (Exhibit
          10.3 of the Company's Current Report on Form 8-K (File No. 0-25372), filed on July 26,
          1996, is hereby incorporated by reference)
   10.29  Credit Agreement, dated as of August 21, 1996, among the Company, Various Lending
          Institutions and Bankers Trust Company, as agent, including Amendment No. 1 (Exhibit
          10.41 of the Company's Registration Statement on Form S-4 (file No. 333-13133) 1996 is hereby incorporated by reference)
  *10.30  U.S. Office Products Company Executive Deferred Compensation Plan (Exhibit B to the
          Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference)
  *10.31  U.S. Office Products Company 1996 Non-Employee Directors' Stock Plan (Exhibit C to the
          Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference)
  *10.32  U.S. Office Products Company Amended and Restated Employee Stock Purchase Plan, as
          amended (Exhibit D to the Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference)
   10.33  Agreement and Plan of Reorganization, dated as of October 26, 1996, by and among the
          Company, Fortran Corp., Lawrence F. Glaser, Brian E. Stowers and Fortran Acquisition
          Corp. (Exhibit 10.1 of the Company's Current Report on Form 8-K/A (File No. 0-25372),
          filed on December 9, 1996, is hereby incorporated by reference)
*/**10.34 Employment Agreement for Thomas I. Morgan
 **10.35  Amendment No. 2 of the Credit Agreement, dated October 30, 1996 among the Company,
          Various Lending Institutions and Bankers Trust Company, as agent
 **10.36  Amendment No. 3 of the Credit Agreement, dated April 15, 1996 among the Company,
          Various Lending Institutions and Bankers Trust Company, as agent
   10.37  Split Dollar Life Insurance Policy for Timothy J. Flynn


  **11.1 Statement Regarding Computation of Net Income Per Share
    21.1 List of subsidiaries of U.S. Office Products Company
    23.1 Consent of Price Waterhouse LLP
    23.2 Consent of Parent, McLaughlin & Nangle
    23.3 Consent of Rubin, Koehmstedt & Nadler, PLC
    23.4 Consent of Ernst & Young LLP
    23.5 Consent of Ernst & Young
    23.6 Consent of Hertz, Herson & Company LLP
    23.7 Consent of KPMG Peat Marwick LLP
    23.8 Consent of BDO Seidman, LLP
    23.9 Consent of Deloitte & Touche LLP
   23.10 Consent of Hertz, Herson & Company LLP
  **27.1 Financial Data Schedule

___________

*   Management contract or compensatory plan or arrangement.
** Previously filed on U.S. Office Products Company's Form 10-K filed with the Commission on July 8, 1997.

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

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  U.S. OFFICE PRODUCTS COMPANY
                                  (Registrant)

Date:  August 22, 1997                 By: /s/Mark D. Director
                                           ------------------------------
                                           Mark D. Director
                                           Chief Administrative Officer,
                                           General Counsel and Secretary

                                  Index to Exhibits


Number   Description
2.1      Agreement and Plan of Merger, dated as of May 22, 1997, among the Company, Santa
         Fe Acquisition Corp. and Mail Boxes Etc. (Exhibit 2.1 of the Company's Current
         Report on Form 8-K File No. 0-25372), filed on May 29, 1997, is hereby incorporated by reference)

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

*10.34   Employment Agreement for Thomas I. Morgan

*10.35   Amendment No. 2 of the Credit Agreement, dated October 30, 1996 among the Company,
         Various Lending Institutions and Bankers Trust Company, as agent

*10.36   Amendment No. 3 of the Credit Agreement, dated April 15, 1997 among the Company,
         Various Lending Institutions and Bankers Trust Company, as agent

10.37    Split Dollar Life Insurance Policy for Timothy J. Flynn

*11.1    Statement Regarding Computation of Net Income Per Share

21.1     List of subsidiaries of U.S. Office Products Company

23.1     Consent of Price Waterhouse LLP

23.2     Consent of Parent, McLaughlin & Nangle

23.3     Consent of Rubin, Koehmstedt & Nadler, PLC

23.4     Consent of Ernst & Young LLP

23.5     Consent of Ernst & Young

23.6     Consent of Hertz, Herson & Company, LLP

23.7     Consent of KPMG Peat Marwick LLP

23.8     Consent of BDO Seidman, LLP

23.9     Consent of Deloitte & Touche LLP



23.10    Consent of Hertz, Herson & Company, LLP

*27.1    Financial Data Schedule

__________________

* Previously filed on U.S. Office Products Company's Form 10-K filed with the Commission on July 8, 1997.