Form 10-Q
period 1997-07-26
US OFFICE PRODUCTS CO
filed 1997-09-09
CIK 934852

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      Form 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 1997

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

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

                                         N/A
                  (Former name, former address and former fiscal year,
                           if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

    As of September 9, 1997, there were 73,126,413 shares of common stock outstanding.

                             U.S. OFFICE PRODUCTS COMPANY
                                        INDEX


                                                                       Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . 3
          July 26, 1997 (unaudited) and April 26, 1997

         Consolidated Statement of Income . . . . . . . . . . . . . . . . . 4
          For the three months ended July 26, 1997 (unaudited) and July 27, 1996 (unaudited)

         Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . 5
          For the three months ended July 26, 1997 (unaudited) and July 27, 1996 (unaudited)

         Notes to Consolidated Financial Statements . . . . . . . . . . . . 7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . 10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 15


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17


Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          U.S. OFFICE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEET
                         (In Thousands, Except Share Data)
                                   (Unaudited)

                                                                     JULY 26,      APRIL 26,
                                                                      1997            1997
                                                                   ----------     ----------
ASSETS

Current assets:
  Cash and cash equivalents......................................  $   52,749     $   46,633
  Accounts receivable, less allowance for doubtful
    accounts of $11,489 and $10,383, respectively................     443,775        384,742
  Inventories....................................................     297,390        285,756
  Prepaid expenses and other current assets......................      96,261        104,090
                                                                   ----------     ----------
      Total current assets.......................................     890,175        821,221

  Property and equipment, net....................................     283,754        246,700
  Intangible assets, net.........................................     720,971        647,225
  Other assets...................................................     119,800        121,770
                                                                   ----------     ----------
      Total assets...............................................  $2,014,700     $1,836,916
                                                                   ----------     ----------
                                                                   ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt................................................  $  288,982     $  151,248
  Accounts payable...............................................     212,316        208,678
  Accrued compensation...........................................      50,069         43,152
  Other accrued liabilities......................................     106,341         90,487
                                                                   ----------     ----------
      Total current liabilities..................................     657,708        493,565

Long-term debt...................................................     387,300        393,842
Deferred income taxes............................................       8,744          8,676
Other long-term liabilities and minority interests...............       8,008          9,734
                                                                   ----------     ----------
      Total liabilities..........................................   1,061,760        905,817
                                                                   ----------     ----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 500,000 shares
    authorized, none outstanding
  Common stock, $.001 par value, 500,000,000 shares
    authorized, 72,870,162 and 71,372,104 shares issued
    and outstanding, respectively................................          73            71
  Additional paid-in capital.....................................     853,025       812,725
  Cumulative translation adjustment..............................     (44,959)       (5,583)
  Retained earnings..............................................     144,801       123,886
      Total stockholders' equity.................................     952,940       931,099
                                                                   ----------    ----------
      Total liabilities and stockholders' equity.................  $2,014,700    $1,836,916
                                                                   ----------    ----------
                                                                   ----------    ----------

    See accompanying notes to consolidated financial statements.

                            U.S. OFFICE PRODUCTS COMPANY
                           CONSOLIDATED STATEMENT OF INCOME
                       (In Thousands, Except Per Share Amounts)
                                    (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                   -------------------------
                                                                     JULY 26,       JULY 27,
                                                                      1997            1996
                                                                   ----------     ----------
Revenues.........................................................  $  863,595     $  568,502
Cost of revenues.................................................     620,336        409,642
                                                                   ----------     ----------
  Gross profit...................................................     243,259        158,860

Selling, general and administrative expenses.....................     193,571        128,626
Non-recurring acquisition costs..................................       4,405          1,656
                                                                   ----------     ----------
  Operating income...............................................      45,283         28,578

Other (income) expense:
  Interest expense...............................................      10,504          8,832
  Interest income................................................        (629)        (4,439)
  Other..........................................................      (1,482)          (169)
                                                                   ----------     ----------
Income before provision for income taxes.........................      36,890         24,354
Provision for income taxes.......................................      15,948          7,789
                                                                   ----------     ----------
Net income.......................................................  $   20,942     $   16,565
                                                                   ----------     ----------
                                                                   ----------     ----------
Net income per share.............................................  $      .29     $      .29
                                                                   ----------     ----------
                                                                   ----------     ----------
Pro forma net income (see Note 3)................................  $   20,613     $   12,780
                                                                   ----------     ----------
                                                                   ----------     ----------
Pro forma net income per share...................................  $      .28     $      .22
                                                                   ----------     ----------
                                                                   ----------     ----------

    See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In Thousands)
                                    (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                   -------------------------
                                                                    JULY 26,       JULY 27,
                                                                      1997          1996
                                                                   ----------     ----------
Cash flows from operating activities:
  Net income.....................................................  $   20,942     $   16,565
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization..............................      16,862          8,076
      Non-recurring acquisition costs............................       4,405          1,657
      Equity in net income of affiliate..........................        (425)
      Other......................................................      (1,467)         2,941
      Changes in current assets and liabilities (net
       of assets acquired and liabilities assumed in
       business combinations accounted for
       under the purchase method):
        Accounts receivable......................................     (42,239)       (22,428)
        Inventory................................................        (429)        (1,665)
        Prepaid expenses and other current assets................       7,874         (1,543)
        Accounts payable.........................................      (3,635)         6,275
        Accrued liabilities......................................       7,113          6,096
                                                                   ----------     ----------
    Net cash provided by operating activities....................       9,001         15,974
                                                                   ----------     ----------
Cash flows from investing activities:
  Cash used in acquisitions, net of cash received................    (109,086)      (205,458)
  Additions to property and equipment, net of disposals..........     (16,508)       (12,607)
  Cash received on sale of assets................................       8,409
  Payments of non-recurring acquisition costs....................      (2,651)        (1,657)
  Other..........................................................       1,625         (2,404)
                                                                   ----------     ----------
    Net cash used in investing activities........................    (118,211)      (222,126)
                                                                   ----------     ----------
Cash flows from financing activities:
  Increases (decreases) in short-term debt.......................     119,608        (31,900)
  Payments of long-term debt.....................................      (5,762)       (57,736)
  Proceeds from issuance of long-term debt.......................         419        225,555
  Proceeds from exercises of stock options and warrants..........       1,975          2,433
  Proceeds from issuance of common stock in Employee
    Stock Purchase Plan..........................................         832          1,149
  Payments of dividends at Pooled Companies......................      (1,319)        (5,126)
  Contributions of capital at Pooled Companies...................                      1,208
  Net change in cash due to conforming fiscal year-ends of
    certain Pooled Companies.....................................         (28)           301
                                                                   ----------     ----------
      Net cash provided by financing activities..................     115,725        135,884
                                                                   ----------     ----------
Effect of exchange rates on cash and cash equivalents............        (399)           155
Net increase (decrease) in cash and cash equivalents.............       6,116        (70,113)
Cash and cash equivalents at beginning of period.................      46,633        186,987
                                                                   ----------     ----------
Cash and cash equivalents at end of period.......................  $   52,749     $  116,874
                                                                   ----------     ----------
                                                                   ----------     ----------

                                      (Continued)

                              U.S. OFFICE PRODUCTS COMPANY
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In Thousands)
                                     (Unaudited)
                                     (Continued)

                                                                     THREE MONTHS ENDED
                                                                   ------------------------
                                                                    JULY 26,       JULY 27,
                                                                      1997          1996
                                                                   ---------      ---------
Supplemental disclosures of cash flow information:
  Interest paid..................................................  $   2,854      $   3,393
  Income taxes paid..............................................  $   9,833      $   2,811


    The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method during the three months ended July 26, 1997 and July 27, 1996. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                                      THREE MONTHS ENDED
                                                                   -------------------------
                                                                     JULY 26,      JULY 27,
                                                                       1997          1996
                                                                   ----------     ----------
Accounts receivable..............................................  $   21,918     $   51,941
Inventory........................................................      17,773         84,987
Prepaid expenses and other current assets........................       2,686          5,706
Property and equipment...........................................      39,513         74,144
Intangible assets................................................     104,189        252,250
Other assets.....................................................       1,164          2,027
Short-term debt..................................................      (4,417)       (65,695)
Accounts payable.................................................     (13,293)       (56,886)
Accrued liabilities..............................................     (10,575)        (9.668)
Long-term debt...................................................     (14,795)       (73,622)
Other long-term liabilities and minority interest................      (1,086)        (2,721)
                                                                   ----------     ----------
  Net assets acquired............................................  $  143,077     $  262,463
                                                                   ----------     ----------
                                                                   ----------     ----------
The acquisitions were funded as follows:
  Common stock...................................................  $   33,991     $   57,005
  Cash...........................................................     109,086        205,458
                                                                   ----------     ----------
    Totals.......................................................  $  143,077     $  262,463
                                                                   ----------     ----------
                                                                   ----------     ----------

    See accompanying notes to consolidated financial statements.

                          U. S. OFFICE PRODUCTS COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 26, 1997
                  (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)

NOTE 1--BASIS OF PRESENTATION

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

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended April 26, 1997.


NOTE 2--STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the three months ended July 26, 1997 were as follows:

Stockholders' equity balance at April 26, 1997...................  $ 931,099
  Issuance of common stock in connection
    with business combinations...................................     33,991
  Issuance of common stock for employee
    stock purchase plan, net of expenses.........................        832
  Issuance of common stock for stock options
    exercised, including tax benefits............................      2,947
  Contributions of capital at Pooled Companies
    prior to closing.............................................      2,533
  Adjustments to conform fiscal year-ends
    of certain Pooled Companies..................................        (28)
  Cumulative translation adjustment..............................    (39,376)
  Net income.....................................................     20,942
                                                                   ---------
Stockholders' equity balance at July 26, 1997....................  $ 952,940
                                                                   ---------
                                                                   ---------

NOTE 3--UNAUDITED PRO FORMA INCOME TAX INFORMATION

The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if certain Pooled Companies, which were subchapter S corporations prior to their business combinations with the Company, had been subject to federal income taxes throughout the periods presented:

                                                                        THREE MONTHS ENDED
                                                                   ------------------------
                                                                     JULY 26,      JULY 27,
                                                                      1997          1996
                                                                   ---------      ---------
Net income before pro forma adjustment,
  per the consolidated statement of income.......................  $  20,942      $  16,565
Provision for income taxes.......................................        329          3,785
                                                                   ---------      ---------
Pro forma net income.............................................  $  20,613      $  12,780
                                                                   ---------      ---------
                                                                   ---------      ---------


NOTE 4--BUSINESS COMBINATIONS

In fiscal 1997, the Company completed a total of 117 business combinations, 40 accounted for under the pooling-of-interests method and 77 accounted for under the purchase method. During the first quarter of fiscal 1998, the Company completed a total of 22 business combinations, 7 accounted for under the pooling-of-interests method and 15 accounted for under the purchase method.

The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented. The following data presents the separate results, in each of the periods presented, of U.S. Office Products (excluding the results of the Pooled Companies prior to the dates on which they were acquired) and the Pooled Companies up to the dates on which they were acquired.

                                                                   U.S. OFFICE
                                                                    PRODUCTS      POOLED
                                                                    COMPANY      COMPANIES    COMBINED
                                                                   ----------   ----------   ----------
Three months ended
July 26, 1997:
  Revenues.......................................................  $  846,960   $   16,635   $  863,595
  Net income.....................................................  $   23,740   $   (2,798)  $   20,942

Three months ended
July 27, 1996:
  Revenues.......................................................  $  316,351   $  252,151   $  568,502
  Net income.....................................................  $    6,034   $   10,531   $   16,565

The following presents the unaudited pro forma results of operations of the Company for the three month periods ended July 26, 1997 and July 27, 1996 as if all 92 of the companies acquired in business combinations accounted for under the purchase method, completed since the beginning of fiscal 1997, had been consummated at the beginning of fiscal year 1997. The pro forma results of operations include certain pro forma adjustments including the amortization of intangible assets and reductions in executive compensation:

                                                                      THREE MONTHS ENDED
                                                                   ------------------------
                                                                    JULY 26,       JULY 27,
                                                                       1997        1996
                                                                   ----------     ----------
Revenues.........................................................  $  882,386     $  848,418
Net income.......................................................      24,540         20,858
Net income per share.............................................         .33            .28

The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal year 1997 or the results which may occur in the future.

NOTE 5--SUBSEQUENT EVENTS

Subsequent to July 26, 1997, the Company has completed three business combinations for an aggregate purchase price of $8.0 million, consisting of approximately $3.9 million of cash and 138,508 shares of the Company's common stock with a market value of approximately $4.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the heading "- Factors Affecting the Company's Business." The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Introduction

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report.

The Company's financial condition and results of operations have changed dramatically from its inception in October 1994 to July 26, 1997 as a result of its acquisition program. The Company completed 165 business combinations from its inception through the end of fiscal 1997. During the three months ended July 26, 1997, the Company completed an additional 22 business combinations, 15 of which were accounted for under the purchase method and seven of which were accounted for under the pooling-of-interests method. The Company's consolidated financial statements give retroactive effect to the business combinations accounted for under the pooling-of-interests method and include the results of companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates.

Consolidated Results of Operations

   Three Months Ended July 26, 1997 Compared to Three Months Ended July 27,
   1996

Historical revenues increased 51.9%, from $568.5 million for the three months ended July 27, 1996 to $863.6 million for the three months ended July 26, 1997. This increase was primarily due to the inclusion in the revenues for the three months ended July 26, 1997 of revenues from 92 companies acquired in business combinations accounted for under the purchase method after the beginning of fiscal 1997 (the "Purchased Companies"). Revenues for the three months ended July 27, 1996 include revenues from 17 of the Purchased Companies for a portion of such period.

International revenues increased from $93.0 million, or 16.4% of consolidated revenues, for the three months ended July 27, 1996, to $257.6 million, or 29.8% of consolidated revenues, for the three months ended July 26, 1997. International revenues consisted primarily of revenues from New Zealand and Australia, with the balance from Canada and the United Kingdom. The increase in international revenues was primarily due to the inclusion, in the revenues for the three months ended July 26, 1997, of revenues from 20 companies that were acquired in business combinations accounted for under the purchase method on or after July 27, 1996, the most significant of which was Whitcoulls Group Limited, which the Company's wholly-owned subsidiary Blue Star Group Limited acquired on July 27, 1996.

Gross profit increased 53.1%, from $158.9 million, or 27.9% of revenues, for the three months ended July 27, 1996, to $243.3 million, or 28.2% of revenues for the three months ended July 26, 1997. The increase in gross profit as a percentage of revenues was due primarily to a shift in revenue mix resulting in a higher proportion of revenues in traditionally higher margin products and services and as a result of improved purchasing and rebate programs negotiated with vendors.

Selling, general and administrative expenses increased 50.5%, from $128.6 million, or 22.6% of revenues, for the three months ended July 27, 1996, to $193.6 million, or 22.4% of revenues for the three months ended July 27, 1996. The increase in selling, general and administrative expenses is due primarily to the inclusion of the Purchased Companies in the results for the three months ended July 26, 1997.

The Company incurred non-recurring acquisition costs of $4.4 million and $1.7 million during the three months ended July 26, 1997 and July 27, 1996, respectively, in conjunction with business combinations accounted for under the pooling-of-interests method. These non-recurring acquisition costs included accounting and legal fees, investment banking fees, recognition of transaction related obligations and various other acquisition related costs. Generally accepted accounting principles require the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method. The Company expects to incur similar costs in the future, as the Company anticipates completing additional acquisitions accounted for under the pooling-of-interests method, including the planned acquisition of Mail Boxes Etc.

Interest expense, net of interest income, increased 124.8%, from $4.4 million for the three months ended July 27, 1996, to $9.9 million for the three months ended July 26, 1997. This increase in interest expense is primarily the result of increased borrowings under the Company's credit facility and the issuance of $230 million of convertible subordinated notes during May and June 1996 to fund the cash portion of acquisitions and to repay debt assumed in such acquisitions completed since the beginning of fiscal 1997. See "Liquidity and Capital Resources."

Other income increased 773.5%, from $170,000 for the three months ended July 27, 1996, to $1.5 million for the three months ended July 26, 1997. Other income for the three months ended July 26, 1997 consisted primarily of a gain on the sale of an investment and equity in the net income of the Company's 49% investment in Dudley Stationery Limited ("Dudley"), the largest independent office products dealer in the United Kingdom. The Company acquired its 49% interest in Dudley in November 1996.

Provision for income taxes increased from $7.8 million for the three months ended July 27, 1996 to $15.9 million for the three months ended July 26, 1997, reflecting effective income tax rates of 32.0% and 43.2%, respectively. The low effective income tax rate for the three months ended July 27, 1996, compared to the federal statutory rate of 35.0%, was primarily due to the fact that several of the companies included in the results for such period, which were acquired in business combinations accounted for under the pooling-of-interests method, were not subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations prior to being acquired by the Company. During the three months ended July 26, 1997, the high effective rate, compared to the federal statutory rate of 35.0%, was primarily due to the incurrence of non-deductible expenses, including amortization of goodwill and non-recurring acquisition costs. The Company expects to continue to incur such non-deductible expenses in the future, as the Company anticipates completing additional acquisitions, which could have the effect of increasing the Company's effective income tax rate.

Liquidity and Capital Resources

At July 26, 1997, the Company had cash of $52.7 million and working capital of $232.5 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at July 26, 1997, was approximately $1.3 billion.

During the three months ended July 26, 1997, net cash provided by operating activities was $9.0 million. The net cash provided by operating activities was negatively impacted by the increase in accounts receivable in the Company's Educational Supplies and Products Division as a result of seasonally high revenues during the period. Net cash used in investing activities was $118.2 million, including $109.1 million used for acquisitions and $16.5 million used for additions to property and equipment. Net borrowings increased $114.3 million during the three months ended July 26, 1997, primarily to fund the purchase prices of acquisitions and to repay higher-cost debt assumed in acquisitions.

During the three months ended July 27, 1996, net cash provided by operating activities was $16.0 million. The net cash provided by operating activities was negatively impacted by the increase in accounts receivable in the Company's Educational Supplies and Products Division as a result of seasonally high revenues during the period. Net cash used in investing activities was $222.1 million, including $205.5 million used for acquisitions and $12.6 million used for additions to property and equipment. Net borrowings increased $135.9 million during the three months ended July 27, 1996, primarily to fund the purchase prices of acquisitions and to repay higher-cost debt assumed in acquisitions.

At July 26, 1997, the Company had approximately $261.4 million outstanding under its $500.0 million credit facility (the "Credit Facility"), at an annual interest rate of approximately 7.1%, and $143.6 million and $95.0 million available under the Credit Facility for acquisition and working capital purposes, respectively.

During the three months ended July 26, 1997, the New Zealand dollar weakened against the U.S. dollar ("USD"), with the exchange rate declining from $0.69 USD at April 27, 1997 to $0.65 USD at July 26, 1997. This resulted in a reduction in stockholders' equity, through a cumulative translation adjustment, of $39.7 million.

Subsequent to July 26, 1997, the Company has completed three business combinations for an aggregate purchase price of $8.0 million, consisting of approximately $3.9 million of cash and 138,508 shares of the Company's common stock with a market value of approximately $4.1 million.

The Company anticipates that its current cash on hand, cash flow from operations and additional financing available under the Credit Facility will be sufficient to meet the Company's liquidity requirements for its operations through the remainder of the fiscal year. However, the Company is currently, and intends to continue, pursuing additional acquisitions, which are expected to be funded through a combination of cash and the issuance by the Company of shares of its common stock. To the extent that the Company elects to pursue acquisitions involving the payment of significant amounts of cash (to fund the purchase price of such acquisitions and the repayment of assumed indebtedness), the Company is likely to require additional sources of financing to fund such non-operating cash needs. Based on discussions with the agent for the syndicate of banks providing the Credit Facility (the "Agent"), the Company believes that it would be able to negotiate an amendment to the Credit Facility providing additional financing through an increase in the borrowing limit under the Credit Facility (or through a new bank borrowing facility provided by the Agent together with some or all of the banks that are members of the syndicate for the Credit Facility). There can be no assurance, however, that such additional financing would be made available to the Company, or would be provided on terms that the Company considers acceptable or desirable.

Fluctuations in Quarterly Results of Operations

The Company's business is subject to seasonal influences. The Company's revenues and profitability in its core office products business have been lower in the first two quarters of its fiscal year, primarily due to the lower level of business activity in North America during the summer months. The seasonality of the core office products business, however, is expected to be impacted by the seasonality of the Company's other operations, which have expanded through acquisitions. For example, the revenues and profitability of the Company's school supplies and school furniture business have been higher during the Company's first and second quarters and significantly lower in its third and fourth quarters, and the revenues and profitability of the Company's operations in New Zealand and Australia have generally been higher in the Company's third quarter. As the Company's mix of businesses evolves through future acquisitions, these seasonal fluctuations may continue to change. In addition, quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold, general economic conditions, and the retroactive restatement of the Company's consolidated financial statements for acquisitions accounted for under the pooling-of-interests method. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1997 or the first quarter of fiscal 1998.

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

In addition, there can be no assurance that acquisitions will occur at the same pace as in prior periods or be available to the Company on favorable terms, if at all. If the Company is unable to use the Company's common stock as consideration in acquisitions, for example, because it believes that the market price of the common stock is too low or because the owners of potential acquisition targets conclude that the market price of the Company's common stock is too volatile, the Company would need to use cash to make acquisitions, and, therefore, would be unable to negotiate acquisitions that it would account for under the pooling-of-interests method of accounting (which is available only for all-stock acquisitions). This might adversely affect the pace of the Company's acquisition program and the impact of acquisitions on the Company's quarterly results. In addition, the consolidation of the domestic contract stationer industry has reduced the number of larger companies available for sale, which could lead to higher prices being paid for the acquisition of the remaining domestic, independent companies. The failure to acquire additional businesses or to acquire such businesses on favorable terms in accordance with the Company's growth strategy could have a material adverse impact on future sales and profitability.

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

USOP has increased the range of products and services it offers through acquisitions of companies offering products and services that are complementary to the office products that USOP has offered since it began operations. USOP's ability to manage an aggressive consolidation program in markets other than the domestic contract stationer market has not yet been fully tested. USOP's efforts to sell additional products and services to existing customers are in their early stages and there can be no assurance that such efforts will be successful. In addition, USOP expects that certain of its products and services will not be easily cross-sold and may be marketed and sold independently of other products and services.

The Company's acquisition strategy has resulted in a significant increase in sales, employees, facilities and distribution systems. While the Company's decentralized management strategy, together with operating efficiencies resulting from the elimination of duplicative functions and economies of scale, may present opportunities to reduce costs, such strategies may initially necessitate costs and expenditures to expand operational and financial systems and corporate management administration. The various costs and possible cost-savings strategies may make historical operating results not indicative of future performance. There can be no assurance that the Company's executive management group can continue to oversee the Company and effectively implement its operating or growth strategies in each of the markets that it serves. In addition, there can be no assurance that the pace of the Company's acquisitions, or the diversification of its business outside of its core contract stationer operations, will not adversely affect the Company's efforts to implement its cost-savings and integration strategies and to manage its acquisitions profitability.

The Company intends to continue to focus significant attention and resources on international expansion in the future and expects foreign sales to continue to represent a significant portion of the Company's total sales. In addition to the factors described above that may impact the Company's domestic operations, the Company's operations in foreign markets are subject to a number of inherent risks, including currency exchange rates, new and different legal, regulatory and competitive requirements, difficulties in staffing and managing foreign operations, risks specific to different business lines that the Company may enter, and other factors.

The Company operates in a highly competitive environment. In the markets in which it operates, the Company generally competes with a large number of smaller, independent companies, many of which are well-established in their markets. In addition, in the contract stationer market, the Company currently competes with five large office products companies, each of which has significant financial resources. Several of its large competitors operate in many of its geographic and product markets, and other competitors may choose to enter the Company's geographic and product markets in the future. No assurances can be give that competition will not have an adverse effect on the Company's business.

                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    10.1 Fourth Waiver and Amendment to Credit Facility

    11.1 Statement regarding computation of net income per share

    27   Financial Data Schedule

(b) Reports on Form 8-K

    During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

         i. Form 8-K dated April 26, 1997 and filed with the Commission on May 29, 1997 reporting information under Items 5 and 7.

         Financial statements filed:

              (a) Unaudited pro forma combined financial information of the Company as of January 25, 1997 and for each of the years ended April 30, 1996, 1995, and 1994 and for the nine months ended January 25, 1997 and January 31, 1996.

              (b) Financial statements of Data Business Forms Limited as of December 31, 1996 and March 31, 1997 (unaudited) and for the year ended December 31, 1996 and for the three months ended March 31, 1997 and 1996 (unaudited).

              (c) Financial statements of United Envelope Co., Inc. and its affiliate, Rex Envelope Co., Inc., as of December 31, 1996 and March31, 1997 and 1996 (unaudited) and for the year ended December 31, 1996 and for the three months ended March 31, 1997 and 1996 (unaudited).

              (d) Financial statements of Huxley Envelope Corporation as of December 31, 1996 and March 31, 1997 (unaudited) and for the year ended December 31, 1996 and for the three months ended March 31, 1997 and 1996 (unaudited).

              (e)  Financial statements of Mail Boxes Etc. ("MBE") as of
                   April 30, 1996 and 1995 and for the years ended April 30, 1996, 1995 and 1994 and as of January 31, 1997 and for the nine months ended January 31, 1997 (unaudited) incorporated by reference from MBE's report on Form 10-K for the fiscal year ended April 30, 1996 and MBE's report on Form 10-Q for the interim period ended January 31, 1997 (File No. 0-14821).

         ii. Form 8-K dated July 17, 1997 and filed with the Commission on July 21, 1997 reporting information under Items 5 and 7:

         Financial statements filed:

              (a) Financial Statements of MBE as of April 30, 1997 and 1996 and for the years ended April 30, 1997, 1996 and 1995 incorporated by reference from MBE's report on Form 10-K for its fiscal year ended April 30, 1997.

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       U.S. OFFICE PRODUCTS COMPANY



     September 9, 1997                 By: /s/ Jonathan J. Ledecky
- -----------------------------              -----------------------
          Date                         Jonathan J. Ledecky
                                       Chief Executive Officer


     September 9, 1997                 By: /s/ Donald H. Platt
- -----------------------------              -----------------------
          Date                         Donald H. Platt
                                       Chief Financial Officer

                                    EXHIBIT INDEX



No.      Exhibit                                                          Page

10.1     Fourth Waiver and Amendment to Credit Facility

11.1     Statement regarding computation of net income per share

27       Financial Data Schedule