Form 10-Q
period 1997-12-01
US OFFICE PRODUCTS CO
filed 1997-12-09
CIK 934852

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________to____________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   --


    As of December 9, 1997, there were 131,851,974 shares of common stock outstanding.
--------------------------------------------------------------------------------

                          U.S. OFFICE PRODUCTS COMPANY
                                     INDEX



                                                                        Page No.
                                                                        --------
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet....................................       3
          October 25, 1997 (unaudited) and April 26, 1997 (unaudited)

        Consolidated Statement of Income..............................       4
         For the three months ended October 25, 1997 (unaudited) and October 26, 1996 (unaudited) and for the six months ended October 25, 1997 (unaudited) and October
         26, 1996 (unaudited)

        Consolidated Statement of Cash Flows..........................       5
          For the six months ended October 25, 1997 (unaudited) and October 26, 1996 (unaudited)

          Notes to Consolidated Financial Statements..................       7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................      10

PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...........      18

Item 6. Exhibits and Reports on Form 8-K..............................      18

Signatures............................................................      19

Exhibit Index.........................................................      20

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          U.S. OFFICE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                        OCTOBER 25,    APRIL 26,
ASSETS                                                                                      1997          1997
------                                                                                 ------------  ------------
Current assets:
    Cash and cash equivalents.........................................................  $     43,300  $     50,369
    Accounts receivable, less allowance for doubtful accounts of $12,312 and $10,651,
      respectively....................................................................       502,254       405,180
    Inventory                                                                                308,490       292,559
    Prepaid expenses and other current assets.........................................       111,466       108,005
                                                                                        ------------  ------------
        Total current assets..........................................................       965,510       856,113

Property and equipment, net...........................................................       287,192       258,598
Intangible assets, net................................................................       717,691       651,540
Other assets..........................................................................       117,838       122,495
                                                                                        ------------  ------------
        Total assets..................................................................  $  2,088,231  $  1,888,746
                                                                                        ------------  ------------
                                                                                        ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term debt...................................................................  $    294,948  $    157,710
    Accounts payable..................................................................       235,880       219,706
    Accrued compensation..............................................................        52,917        45,947
    Other accrued liabilities.........................................................       105,938        94,983
                                                                                        ------------  ------------
        Total current liabilities.....................................................       689,683       518,346

Long-term debt........................................................................       395,594       400,897
Deferred income taxes.................................................................         8,593         8,693
Other long-term liabilities and minority interests....................................         8,977        10,144
                                                                                        ------------  ------------
        Total liabilities.............................................................     1,102,847       938,080
                                                                                        ------------  ------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value, 500,000 shares authorized, none outstanding
    Common stock, $.001 par value, 500,000,000 shares authorized, 116,384,235 and
      113,050,382 shares issued and outstanding, respectively.........................           116           113
    Additional paid-in capital........................................................       877,091       815,554
    Cumulative translation adjustment.................................................       (77,991)       (5,524)
    Retained earnings.................................................................       186,168       140,523
                                                                                        ------------  ------------
        Total stockholders' equity....................................................       985,384       950,666
                                                                                        ------------  ------------
        Total liabilities and stockholders' equity....................................  $  2,088,231  $  1,888,746
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         -------------------------------      ----------------------------
                                         OCTOBER 25,        OCTOBER 26,        OCTOBER 25,     OCTOBER 26,
                                             1997               1996              1997            1996
                                         ------------     --------------      ------------     -----------
Revenues...............................  $    952,433      $  791,556           $1,855,964     $  1,392,545
Cost of revenues.......................       681,117         564,691            1,328,268          995,939
                                         ------------      ----------         ------------     ------------
    Gross profit.......................       271,316         226,865              527,696          396,606

Selling, general and administrative
  expenses.............................       212,728         180,580              414,993          318,007
Non-recurring acquisition costs........         5,847           3,940               10,252            5,727
                                         ------------      ----------         ------------     ------------
    Operating income...................        52,741          42,345              102,451           72,872

Other (income) expense:
    Interest expense...................        11,541          13,349               22,287           22,397
    Interest income....................          (570)         (1,392)              (1,315)          (5,890)
    Other..............................        (5,337)         (3,057)              (6,885)          (3,274)
                                         ------------      ----------         ------------     ------------
Income before provision for income
  taxes and extraordinary item.........        47,107          33,445               88,364           59,639
Provision for income taxes.............        19,103          12,512               35,308           20,552
                                         ------------      ----------         ------------     ------------
Income before extraordinary item.......        28,004          20,933               53,056           39,087
Extraordinary item--loss on early
  termination of credit facility, net
  of income tax benefit................                           612                                   612
                                         ------------      ----------         ------------     ------------
Net income.............................  $     28,004    $     20,321         $     53,056     $     38,475
                                         ------------      ----------         ------------     ------------
                                         ------------      ----------         ------------     ------------
Earnings per share:
 Income before extraordinary item......  $        .24    $        .22         $        .45     $        .41
 Extraordinary item....................                           .01
                                         ------------      ----------         ------------     ------------
        Net income.....................  $        .24    $        .21         $        .45     $        .41
                                         ------------      ----------         ------------     ------------
                                         ------------      ----------         ------------     ------------
Pro forma income before extraordinary
  item (see Note 3)....................  $     26,359    $     16,934         $     49,580     $     31,276
                                         ------------      ----------         ------------     ------------
                                         ------------      ----------         ------------     ------------
 Pro forma income per share before
   extraordinary item..................  $        .22    $        .17         $        .42     $        .33
                                         ------------      ----------         ------------     ------------
                                         ------------      ----------         ------------     ------------

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                          ------------------------
                                                                                          OCTOBER 25,  OCTOBER 26,
                                                                                             1997         1996
                                                                                          -----------  -----------
Cash flows from operating activities:
    Net income..........................................................................   $  53,056    $  38,475
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization.....................................................      35,834       20,640
      Non-recurring acquisition costs...................................................      10,252        5,727
      Equity in income of affiliate.....................................................        (728)
      Extraordinary loss................................................................                      612
      Other.............................................................................      (2,387)         331
      Changes in assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
      Accounts receivable...............................................................     (78,374)     (60,804)
      Inventory.........................................................................      (4,751)      (4,866)
      Prepaid expenses and other current assets.........................................      (4,544)         349
      Accounts payable..................................................................      13,723       (7,586)
      Accrued liabilities...............................................................       1,715          (52)
                                                                                          ----------    ----------
        Net cash provided by (used in) operating activities.............................      23,796       (7,174)
                                                                                          ----------    ----------
Cash flows from investing activities:
    Cash paid in acquisitions, net of cash received.....................................    (120,364)    (273,704)
    Additions to property and equipment, net of disposals...............................     (35,302)     (20,466)
    Cash received on sale of assets.....................................................      15,990        1,617
    Payments of non-recurring acquisition costs.........................................      (7,878)      (5,727)
    Other...............................................................................       5,548       (8,023)
                                                                                          ----------    ----------
        Net cash used in investing activities...........................................    (142,006)    (306,303)
                                                                                          ----------    ----------
Cash flows from financing activities:
    Increases in short-term debt........................................................     124,609       83,149
    Payments of long-term debt..........................................................     (10,663)    (156,555)
    Proceeds from issuance of long-term debt............................................       1,211      232,480
    Payments to terminate credit facility...............................................                     (261)
    Proceeds from exercise of stock options and warrants................................       4,790        2,937
    Proceeds from issuance of common stock in employee stock purchase plan..............       1,710        1,728
    Proceeds from issuance of common stock..............................................                   39,706
    Contributions of capital by stockholders of Pooled Companies........................                    2,715
    Adjustment to conform fiscal year-ends of certain Pooled Companies..................        (834)         286
    Payment of dividends................................................................      (7,896)     (13,509)
                                                                                          ----------    ----------
        Net cash provided by financing activities.......................................     112,927      192,676
                                                                                          ----------    ----------
Effect of exchange rates on cash and cash equivalents...................................      (1,786)         646
                                                                                          ----------    ----------
Net decrease in cash and cash equivalents...............................................      (7,069)    (120,155)
Cash and cash equivalents at beginning of period........................................      50,369      190,414
                                                                                          ----------    ----------
Cash and cash equivalents at end of period..............................................   $  43,300    $  70,259
                                                                                          ----------    ----------
                                         (Continued)

                          U.S. OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)
                                  (CONTINUED)

                                                                                              SIX MONTHS ENDED
                                                                                          ------------------------
                                                                                          OCTOBER 25,  OCTOBER 26,
                                                                                             1997         1996
                                                                                          -----------  -----------
Supplemental disclosures of cash flow information:
  Interest paid.........................................................................   $  10,819    $  13,189
  Income taxes paid.....................................................................   $  32,465    $  12,257

The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method for the six months ended October 25, 1997 and October 26, 1996. The fair values of the assets and liabilities at the dates of the acquisitions are presented as follows:

                                                                                              SIX MONTHS ENDED
                                                                                          ------------------------
                                                                                          OCTOBER 25,  OCTOBER 26,
                                                                                             1997         1996
                                                                                          -----------  -----------
Accounts receivable.....................................................................  $  25,454    $  66,509
Inventory...............................................................................     23,595      107,086
Prepaid expenses and other current assets...............................................      2,871       12,981
Property and equipment..................................................................     41,896      102,244
Intangible assets.......................................................................    118,342      398,932
Other assets............................................................................      2,232        3,732
Short-term debt.........................................................................     (6,293)      (8,783)
Accounts payable........................................................................    (14,795)     (73,042)
Accrued liabilities.....................................................................     (6,291)     (99,158)
Long-term debt..........................................................................    (15,031)    (114,649)
Other long-term liabilities.............................................................     (2,067)      (1,942)
                                                                                          ----------   -----------
    Net assets acquired.................................................................  $ 169,913    $ 393,910
                                                                                          -----------  -----------
                                                                                          -----------  -----------

The acquisitions accounted for under the purchase method were funded as follows:

Common stock..........................................................................    $  49,549  $ 120,206
Cash..................................................................................      120,364    273,704
                                                                                          ---------  ---------
                                                                                          $ 169,913  $ 393,910
                                                                                          ---------  ---------
                                                                                          ---------  ---------

          See accompanying notes to consolidated financial statements.

                         U. S. OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 25, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results which may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended April 26, 1997, included in the Company's Current Report on Form 8-K, dated November 20, 1997.

NOTE 2--STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the six months ended October 25, 1997 were as follows:

Stockholders' equity balance at April 26, 1997.......................  $950,666
  Issuances of common stock in conjunction with:
    Business combinations............................................    49,549
    Exercises of stock options, including tax benefits...............     6,730
    Employee stock purchase plan, net of expenses....................     1,710
    Repayment of debt................................................       570
  Transactions of Pooled Companies prior to closing:
    Capital contributions............................................     2,980
    Dividends........................................................    (6,576)
  Adjustments to conform the year-ends of Pooled Companies...........      (834)
  Cumulative translation adjustments.................................   (72,467)
  Net income.........................................................    53,056
                                                                      ---------
Stockholders' equity balance at October 25, 1997.....................  $985,384
                                                                      ---------
                                                                      ---------

On November 6, 1997, the Company effected a 3-for-2 split of its common stock whereby each two shares of common stock were exchanged for three shares of common stock. All share and per share data appearing in these consolidated financial statements and notes hereto have been retroactively adjusted for this split.

NOTE 3--UNAUDITED PRO FORMA INCOME TAX INFORMATION

The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if certain Pooled Companies, which were subchapter S corporations prior to their business combinations with the Company, had been subject to federal income taxes throughout the periods presented:

                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                ------------------------  ------------------------
                                                                OCTOBER 25,  OCTOBER 26,  OCTOBER 25,  OCTOBER 26,
                                                                   1997         1996         1997         1996
                                                                -----------  -----------  -----------  ----------
MB
Income before extraordinary item per the consolidated
  statement of income.........................................   $  28,004    $  20,933    $  53,056    $  39,087
Provision for income taxes....................................       1,645        3,999        3,476        7,811
                                                                -----------  -----------  -----------  -----------
Pro forma income before extraordinary item....................   $  26,359    $  16,934    $  49,580    $  31,276
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

NOTE 4--BUSINESS COMBINATIONS

In fiscal 1997, the Company completed a total of 117 business combinations, 40 accounted for under the pooling-of-interests method and 77 accounted for under the purchase method. During the first six months of fiscal 1998, the Company completed a total of 42 business combinations, 19 accounted for under the pooling-of-interests method and 23 accounted for under the purchase method. In the second quarter of fiscal 1998, the Company completed a total of 20 business combinations, 12 accounted for under the pooling-of-interests method and 8 accounted for under the purchase method.

The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented. The following data presents the separate results, in each of the periods presented, of U.S. Office Products (excluding the results of the Pooled Companies prior to the dates on which they were acquired) and the Pooled Companies up to the dates on which they were acquired. The results of the Pooled Companies include all non-recurring acquisition costs.

                                                        U.S. OFFICE
                                                          PRODUCTS       POOLED
                                                          COMPANY       COMPANIES     COMBINED
                                                       --------------  -----------  ------------
Three months ended October 25, 1997:
  Revenues.......................................      $  915,885       $ 36,548     $  952,433
  Net income.....................................      $   28,502       $    302     $   28,804

Three months ended October 26, 1996:
  Revenues.......................................      $  541,742       $249,814     $  791,556
  Net income.....................................      $    9,468       $ 10,853     $   20,321

Six months ended October 25, 1997:
  Revenues.......................................      $1,762,846       $ 93,118     $1,855,964
  Net income.....................................      $   52,241       $  1,615     $   53,856

Six months ended October 26, 1996:
  Revenues.......................................      $  858,093      $ 534,452     $1,392,545
  Net income.....................................      $   15,500      $  22,975     $   38,475

The following presents the unaudited pro forma results of operations of the Company for the three and six month periods ended October 25, 1997 and October 26, 1996, as if all 100 of the companies acquired in business combinations accounted for under the purchase method, completed since the beginning of fiscal 1997, had been consummated at the beginning of fiscal 1997. The pro forma results of operations include certain pro forma adjustments including the amortization of intangible assets and reductions in executive compensation:

                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                         -------------------------------     ------------------------
                                         OCTOBER 25,     OCTOBER 26,         OCTOBER 25,  OCTOBER 26,
                                            1997            1996                 1997         1996
                                         -----------    ----------------      -----------  ----------
Revenues...............................  $  958,952      $   945,755         $1,894,159    $1,840,214
Net income.............................      31,027           23,271             58,567       54,237
Net income per share...................         .26              .20                .49          .46

The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1997 or the results which may occur in the future.

NOTE 5--SUBSEQUENT EVENTS

Subsequent to October 25, 1997 and through December 8, 1997, the Company has completed eight business combinations for an aggregate purchase price of $334.2 million, consisting of approximately $1.2 million of cash and 15.5 million shares of the Company's common stock with an aggregate market value on the dates of acquisition of approximately $333.0 million. This includes the acquisition of Mail Boxes Etc., the world's largest franchisor of business, communication and postal service centers with more than 3,500 centers operating worldwide, which was completed on November 20, 1997. The Company issued approximately 15.4 million shares of its common stock in exchange for all of the outstanding shares of Mail Boxes Etc. representing an exchange ratio of 1.349 shares of U.S .Office Products common stock for each share of Mail Boxes Etc. common stock. The acquisition of Mail Boxes Etc. will be accounted for under the pooling-of-interests method of accounting; however, because the acquisition was completed after October 25, 1997, these consolidated financial statements and the notes hereto have not been adjusted to give retroactive effect to this acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the heading "--Factors Affecting the Company's Business." The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

INTRODUCTION

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report.

The Company's financial condition and results of operations have changed dramatically from its inception in October 1994 to October 25, 1997 as a result of its acquisition program. The Company completed 165 business combinations from its inception through the end of fiscal 1997. During the six months ended October 25, 1997, the Company completed an additional 42 business combinations, 23 of which were accounted for under the purchase method and 19 of which were accounted for under the pooling-of-interests method. The Company's consolidated financial statements give retroactive effect to the business combinations accounted for under the pooling-of-interests method and include the results of companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates.

Due to the Company's dramatic growth through acquisitions, year-to-year comparisons of the historical results of the Company's operations have been affected primarily by the addition of acquired companies. In most instances, these dollar increases in the various revenues and expense components of the Company's results are due primarily to growth from acquisitions. Neither the magnitude nor the source of such year-to-year changes is necessarily indicative of changes that will occur in the future. Even assuming that the Company continues an aggressive acquisition program, the Company's existing operations are now substantially larger, so new acquisitions (individually and in the aggregate) will have a declining impact on the future results of the Company's operations (i.e. additional similar-size acquisitions will contribute an increasingly smaller percentage of the Company's overall revenues and expenses). Recent changes in the Company's senior management, overall organization, and business plans reflect the Company's understanding that the development of existing operations has become increasingly important to its future growth and profitability.

CONSOLIDATED RESULTS OF OPERATIONS

     Three Months Ended October 25, 1997 Compared to Three Months Ended October 26, 1996

Consolidated revenues increased 20.3%, from $791.6 million for the three months ended October 26, 1996, to $952.4 million for the three months ended October 25, 1997. This increase was primarily due to acquisitions.
Revenues for the three months ended October 25, 1997 include revenues from 82 companies acquired in business combinations accounted for under the purchase method after the beginning of the second quarter of fiscal 1997 (the "Purchased Companies"). Revenues for the three months ended October 26, 1996 include revenues from 27 of the Purchased Companies for a portion of such period.

International revenues increased 14.0%, from $219.6 million, or 27.7% of consolidated revenues, for the three months ended October 26, 1996, to $250.2 million, or 26.3% of consolidated revenues, for the three months ended October 25, 1997. The increase in international revenues was primarily due to the inclusion, in the revenues for the three months ended October 25, 1997, of revenues from 15 companies that were acquired in business combinations accounted for under the purchase method on or after October 26, 1996. International revenues consisted primarily of revenues from New Zealand and Australia, with the balance from Canada and the United Kingdom.

Gross profit increased 19.6%, from $226.9 million for the three months ended October 26, 1996, to $271.3 million for the three months ended October 25, 1997. As a percentage of revenues, gross profit decreased from 28.7% for the three months ended October 26, 1996 to 28.5% for the three months ended October 25, 1997. The decrease in gross profit as a percentage of revenues was due primarily to a shift in revenue mix, primarily as a result of acquisitions, to revenues from traditionally lower margin products and services, partially offset by improved purchasing and rebate programs negotiated with vendors.

Selling, general and administrative expenses increased 17.8%, from $180.6 million for the three months ended October 26, 1996, to $212.7 million for the three months ended October 25, 1997 primarily due to the inclusion of the results of the Purchased Companies. Selling, general and administrative expenses as a percentage of revenues decreased from 22.8% for the three months ended October 26, 1996 to 22.3% for the three months ended October 25, 1997. The decrease in selling, general and administrative expenses as a percentage of revenues was due to several factors, including (i) a shift in revenue mix, primarily as a result of acquisitions, to revenues from products and services traditionally having lower selling, general and administrative expenses; (ii) reductions in selling, general and administrative expenses by the Company through the consolidation of certain redundant facilities and job functions; and (iii) reductions in the costs of many general and administrative expenses incurred by the Company through the negotiation of national or other large-scale contracts with the providers of certain services affecting these general and administrative expenses.

The Company incurred non-recurring acquisition costs of $5.8 million and $3.9 million during the three months ended October 25, 1997 and October 26, 1996, respectively, in conjunction with business combinations accounted for under the pooling-of-interests method. These non-recurring acquisition costs included accounting, legal and investment banking fees, real estate and environmental assessments and appraisals, various regulatory fees and recognition of transaction related obligations. Generally accepted accounting principles require the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method. The Company expects to incur similar costs in the future, as the Company anticipates completing additional acquisitions accounted for under the pooling-of-interests method. The Company expects that non-recurring acquisition costs in the Company's fiscal 1998 third quarter will be higher than in prior periods, because of non-recurring acquisition costs associated with the acquisition of Mail Boxes Etc., which was completed on November 20, 1997. Mail Boxes Etc. was a publicly traded company, and the costs of acquiring a public company generally are substantially greater than those of acquiring privately held companies. The Company has not previously acquired a publicly traded U.S. business.

Interest expense, net of interest income, decreased 8.2%, from $12.0 million for the three months ended October 26, 1996, to $11.0 million for the three months ended October 25, 1997. This decrease in interest expense is the net effect of a number of factors including the refinancing of higher interest rate debt outstanding in New Zealand during the three months ended October 26, 1996 with funds from the Company's $500 million credit facility with a syndicate of banks led by Bankers Trust Company (the "Credit Facility"), declining interest rates and the repayment of outstanding debt with the proceeds from a public stock offering in January 1997, partially offset by steadily increasing borrowings. See "Liquidity and Capital Resources".

Other income increased 74.6%, from $3.1 million for the three months ended October 26, 1996, to $5.3 million for the three months ended October 25, 1997. Other income for the three months ended October 25, 1997 consisted primarily of a $4.7 million marketing fee earned in conjunction with providing a license to use a list of the Company's customers located in the United States, as well as the Company's 49% share of the net income of Dudley Stationery Limited ("Dudley"), the largest independent office products dealer in the United Kingdom, in which the Company has a 49% equity investment. The Company acquired its 49% interest in Dudley in November 1996. Other income for the three months ended October 26, 1996 of $3.1 million consisted primarily of a foreign currency gain of $3.4 million, partially offset by miscellaneous other expenses. Although management is pursuing additional opportunities to generate other income from arrangements with third parties that desire access to the Company's distribution network and customer base, management cannot predict whether or when such opportunities will be realized, or what amount of other income might be available to the Company.

Provision for income taxes increased from $12.5 million for the three months ended October 26, 1996 to $19.1 million for the three months ended October 25, 1997, reflecting effective income tax rates of 37.4% and 40.6%, respectively. The increase in the provision for income taxes is primarily the result of the increase in pre-tax income from $33.4 million for the three months ended October 26, 1996 to $47.1 million for the three months ended October 25, 1997. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes. In addition, the effective tax rates were increased to reflect the incurrence of non-deductible expenses, including amortization of goodwill and non-recurring acquisition costs, and were decreased to reflect that several of the companies included in the results for such periods, which were acquired in business combinations accounted for under the pooling-of-interests method, were not subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations prior to being acquired by the Company. The Company expects to continue to incur such non-deductible expenses in the future, as the Company anticipates completing additional acquisitions, which could have the effect of increasing the Company's effective income tax rate. The Company also expects to continue to acquire subchapter S corporations in acquisitions accounted for under the pooling-of-interests method, which could have the effect of decreasing the Company's effective income tax rate. As results from the Company's existing operations reflect (over time) a larger percentage of the Company's consolidated results (as compared to the contribution from new acquisitions), management expects that the Company's effective income tax rate will fluctuate less from one quarter to the next, because non-recurring acquisition costs and income from subchapter S corporations acquired in acquisitions accounted for under the pooling-of-interests method will represent a declining percentage of the Company's total income before income taxes.

During the three months ended October 26, 1996 the Company incurred an extraordinary item of $612,000 which represented the aggregate expenses, net of the tax benefit, associated with the early termination of the Company's $50 million credit facility with First Bank National Association due to the Company entering into the Credit Facility. The expenses consisted of the write-off of certain capitalized debt issue costs, which were being amortized over the life of the credit facility, and the direct costs of terminating the facility.

     Six Months Ended October 25, 1997 Compared to Six Months Ended October 26, 1996

Consolidated revenues increased 33.3%, from $1,392.5 million for the six months ended October 26, 1996, to $1,856.0 million for the six months ended October 25, 1997. This increase was primarily due to acquisitions. Revenues for the six months ended October 25, 1997 include revenues from 100 companies acquired in business combinations accounted for under the purchase method after the beginning of fiscal 1997 (the "Fiscal 1997 and 1998 Purchased Companies"). Revenues for the six months ended October 26, 1996 include revenues from 45 of the Fiscal 1997 and 1998 Purchased Companies for a portion of such period.

International revenues increased 62.7%, from $313.1 million, or 22.5% of consolidated revenues, for the six months ended October 26, 1996, to $509.3 million, or 27.4% of consolidated revenues, for the six months ended October 25, 1997. International revenues consisted primarily of revenues from New Zealand and Australia, with the balance from Canada and the United Kingdom. The increase in international revenues was primarily due to the inclusion, in the revenues for the six months ended October 25, 1997, of revenues from 26 companies that were acquired in business combinations accounted for under the purchase method on or after April 26, 1996, the most significant of which was Whitcoulls Group Limited, which the Company's wholly-owned subsidiary Blue Star Group Limited acquired on July 27, 1996.

Gross profit increased 33.1%, from $396.6 million for the six months ended October 26, 1996, to $527.7 million for the six months ended October 25, 1997. Gross profit as a percentage of revenues decreased from 28.5% for the six months ended October 26, 1996 to 28.4% for the six months ended October 25, 1997. The slight decrease in gross profit as a percentage of revenues was due primarily to a shift in revenue mix, primarily as a result of acquisitions, to revenues from traditionally lower margin products and services, partially offset by improved purchasing and rebate programs negotiated with vendors.

Selling, general and administrative expenses increased 30.5%, from $318.0 million for the six months ended October 26, 1996, to $415.0 million for the six months ended October 25, 1997 primarily due to the inclusion of the results of the Fiscal 1997 and 1998 Purchased Companies. Selling, general and administrative expenses as a percentage of revenues decreased from 22.8% for the six months ended October 26, 1996 to 22.4% for the six months ended October 25, 1997. The decrease in selling, general and administrative expenses as a percentage of revenues was due to several factors, including
(i) a shift in revenue mix, primarily as a result of acquisitions, to revenues from products and services traditionally having lower selling, general and administrative expenses; (ii) reductions in selling, general and administrative expenses by the Company through the consolidation of certain redundant facilities and job functions; and (iii) reductions in the costs of many general and administrative expenses incurred by the Company through the negotiation of national or other large-scale contracts with the providers of certain services affecting these general and administrative expenses.

The Company incurred non-recurring acquisition costs of approximately $10.3 million and $5.7 million during the six months ended October 25, 1997 and October 26, 1996, respectively, in conjunction with business combinations that were accounted for under the pooling-of-interests method.

Interest expense, net of interest income, increased 27.0% from $16.5 million for the six months ended October 26, 1996 to $21.0 million for the six months ended October 25, 1997. This was due primarily to a decrease in interest income during the six months ended October 25, 1997. The Company earned interest income on the proceeds from the issuance of an aggregate of $230.0 million of convertible subordinated notes during the first quarter of fiscal 1997. These proceeds were subsequently used to fund a portion of the cash consideration used in business combinations. Interest expense has remained relatively consistent as steadily increasing borrowings and a declining cash position have been offset by the repayment of debt from the proceeds of a stock offering in January 1997 and declining interest rates.

Other income increased 110.3%, from $3.3 million for the six months ended October 26, 1996, to $6.9 million for the six months ended October 25, 1997. Other income for the six months ended October 25, 1997 consisted primarily of a $4.7 million marketing fee, a gain on the sale of an investment and the Company's 49% share of the net income of Dudley. The Company acquired its 49% equity interest in Dudley in November 1996. Other income for the six months ended October 26, 1996 of $3.3 million consisted primarily of a foreign currency gain of $3.4 million, partially offset by miscellaneous other expenses.

Provision for income taxes increased from $20.6 million for the six months ended October 26, 1996 to $35.3 million for the six months ended October 25, 1997, reflecting effective income tax rates of 34.5% and 40.0%, respectively. The increase in the provision for income taxes is primarily the result of the increase in pre-tax income from $59.6 million for the six months ended October 26, 1996 to $88.4 million for the six months ended October 25, 1997. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes. In addition, the effective tax rates were increased to reflect the incurrence of non-deductible expenses, including amortization of goodwill and non-recurring acquisition costs, and were decreased to reflect that several of the companies included in the results for such periods, which were acquired in business combinations accounted for under the pooling-of-interests method, were not subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations prior to being acquired by the Company.

LIQUIDITY AND CAPITAL RESOURCES

At October 25, 1997, the Company had cash of $43.3 million and working capital of $275.2 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at October 25, 1997, was approximately $1.4 billion.

During the six months ended October 25, 1997, net cash provided by operating activities was $23.8 million. The net cash provided by operating activities was negatively impacted by the increase in accounts receivable in the Company's Educational Supplies and Products Division as a result of seasonally high revenues during the period. Net cash used in investing activities was $142.0 million, including $120.4 million used for acquisitions and $35.3 million used for additions to property and equipment. Net borrowings increased $115.2 million during the six months ended October 25, 1997, primarily to fund the purchase prices of acquisitions and to repay higher-cost debt assumed in acquisitions.

During the six months ended October 26, 1996, net cash used in operating activities was $7.2 million. The net cash used in operating activities was negatively impacted by the increase in accounts receivable in the Company's Educational Supplies and Products Division as a result of seasonally high revenues during the period. Net cash used in investing activities was $306.3 million, including $273.7 million used for acquisitions and $20.5 million used for additions to property and equipment. Net borrowings increased $158.8 million during the six months ended October 26, 1996, primarily to fund the purchase prices of acquisitions and to repay higher-cost debt assumed in acquisitions. The Company also received $39.7 million in cash as a result of the sale of common stock during the period.

At October 25, 1997, the Company had approximately $279.3 million outstanding under the Credit Facility, at an annual interest rate of approximately 6.5%, and $122.4 million and $98.3 million available under the Credit Facility for acquisition and working capital purposes, respectively.

During the six months ended October 25, 1997, the New Zealand dollar weakened against the U.S. dollar ("USD"), with the exchange rate declining from $0.69 USD at April 27, 1997 to $0.62 USD at October 25, 1997. This resulted in a reduction in stockholders' equity, through a cumulative translation adjustment, of $72.4 million, reflecting the impact of the declining exchange rate on the Company's investment in its New Zealand subsidiaries.

Subsequent to October 25, 1997 and through December 8, 1997, the Company has completed eight business combinations for an aggregate purchase price of $334.2 million, consisting of approximately $1.2 million of cash and 15.5 million shares of the Company's common stock with an aggregate market value on the dates of acquisition of approximately $333.0 million. This includes the acquisition of Mail Boxes Etc., the world's largest franchisor of business, communication and postal service centers with more than 3,500 centers operating worldwide, which was completed on November 20, 1997. The Company issued approximately 15.4 million shares of its common stock in exchange for all of the outstanding shares of Mail Boxes Etc. representing an exchange ratio of 1.349 shares of U.S. Office Products common stock for each share of Mail Boxes Etc. common stock. The acquisition of Mail Boxes Etc. will be accounted for under the pooling-of-interests method of accounting.

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

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

The Company's business is subject to seasonal influences. The Company's revenues and profitability in its core office products business have been lower in the first two quarters of its fiscal year, primarily due to the lower level of business activity in North America during the summer months. The seasonality of the core office products business, however, is expected to be impacted by the seasonality of the Company's other operations, which have expanded through acquisitions. For example, the revenues and profitability of the Company's Educational Supplies and Product Division have been higher during the Company's first and second quarters and significantly lower in its third and fourth quarters, and the revenues and profitability of the Company's operations in New Zealand and Australia have generally been higher in the Company's third quarter. As the Company's mix of businesses evolves through future acquisitions, these seasonal fluctuations may continue to change. In addition, quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold, general economic conditions, and the retroactive restatement of the Company's consolidated financial statements for acquisitions accounted for under the pooling-of-interests method. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1997 or the first two quarters of fiscal 1998.

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

In addition, there can be no assurance that acquisitions will occur at the same pace as in prior periods or be available to the Company on favorable terms, if at all. If the Company is unable to use the Company's common stock as consideration in acquisitions, for example, because it believes that the market price of the common stock is too low or because the owners of potential acquisition targets conclude that the market price of the Company's common stock is too volatile, the Company would need to use cash to make acquisitions, and, therefore, would be unable to negotiate acquisitions that it would account for under the pooling-of-interests method of accounting (which is available only for all-stock acquisitions). To the extent that the Company cannot account for an acquisition under the pooling-of-interests method, the Company will incur goodwill which is required to be amortized against earnings over an amortization period, and which is not deductible for income tax purposes, all of which has the effect of reducing net income. This might adversely affect the pace of the Company's acquisition program and the impact of acquisitions on the Company's quarterly results.

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

USOP has increased the range of products and services it offers through acquisitions of companies offering products and services that are complementary to the office products that USOP has offered since it began operations. USOP's ability to manage an aggressive consolidation program is continually being tested especially in markets other than the domestic contract stationer market. In addition, USOP's efforts to sell additional products and services to existing customers are in their early stages and there can be no assurance that such efforts will be successful. In addition, USOP expects that certain of its products and services will not be easily cross-sold and may be marketed and sold independently of other products and services.

The Company's acquisition strategy has resulted in a significant increase in sales, employees, facilities and distribution systems. While the Company's decentralized management strategy, together with operating efficiencies resulting from the elimination of duplicative functions and economies of scale, may present opportunities to reduce costs, such strategies may initially necessitate costs and expenditures to expand operational and financial systems and corporate management administration. The various costs and possible cost-savings strategies may make historical operating results not indicative of future performance. There can be no assurance that the Company's executive management group can continue to oversee the Company and effectively implement its operating or growth strategies in each of the markets that it serves. In addition, there can be no assurance that the pace of the Company's acquisitions, or the diversification of its business outside of its core contract stationer operations, will not adversely affect the Company's efforts to implement its cost-savings and integration strategies and to manage its operations and acquisitions profitability. See "--Introduction" for other factors that may affect the Company's future operating results.

The Company intends to continue to focus significant attention and resources on international expansion in the future and expects foreign sales to continue to represent a significant portion of the Company's total sales. In addition to the factors described above that may impact the Company's domestic operations, the Company's operations in foreign markets are subject to a number of inherent risks, including currency exchange rates, new and different legal, regulatory and competitive requirements, difficulties in staffing and managing foreign operations, risks specific to different business lines that the Company may enter, and other factors. During the six months ended October 25, 1997, the New Zealand dollar weakened against the U.S. dollar, with the exchange rate declining from $0.69 USD at April 27, 1997 to $0.62 USD at October 26, 1997.
See "--Liquidity and Capital Resources." The Company, at this time, is not able to accurately predict the future strength or weakness of the New Zealand dollar against the U.S. dollar.

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

In response to industry and market changes, including industry consolidation and the continued volatility in the market prices of shares of common stock of companies in the industry, the Company considers, from time to time, additional strategies to enhance stockholder value in light of such changes. These include, among others, strategic alliances and joint ventures; spin-offs; purchase, sale, or merger transactions with other large companies; a recapitalization of the Company; and other similar transactions. In considering any of these strategies, the Company evaluates the consequences of such strategies including, among other things, the leverage that would result from such a transaction, the tax effects of the transaction, and the accounting consequences of the transaction, including whether the transaction would result in the need for the Company to restate its financial statements to account for prior transactions under the purchase rather than the pooling-of-interests method or would eliminate the Company's ability to use the pooling-of-interests method of accounting to account for acquisitions in the future. In addition, such strategies could have various other significant consequences, including changes in the management, control or operational or acquisition strategies of the Company. There can be no assurance that any one of these strategies will be undertaken, or that, if undertaken, any such strategy will be completed successfully.

The Company recently completed the acquisition of Mail Boxes Etc. ("MBE"). See
Note 5 of the Notes to the Company's Consolidated Financial Statements. Certain factors that may affect MBE's business are additional to the factors discussed above affecting the Company's other businesses. The factors that may affect MBE's business include the recent changes to the senior management of MBE, the reliance of MBE franchisees on United Parcel Service for ground shipping services, the lack of control that MBE has over its franchisees, the impact of government regulation of MBE as a franchisor, the historically litigious nature of franchise relationships and the growing competition from the United States Postal Service.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the Company's stockholders was held on October 7, 1997. All nominees for Director were elected pursuant to the following votes:

                                              AUTHORITY       BROKER
     NOMINEE                        FOR        WITHHELD      NON-VOTE
     -------                       ----      ------------    --------

     Jonathan J. Ledecky....    56,105,597      485,862            0
     Jack L. Becker, Jr.....    56,182,097      409,362            0
     Timothy J. Flynn.......    56,105,392      486,067            0
     David C. Gezon.........    56,182,097      409,362            0
     Milton H. Kuyers.......    56,104,947      486,512            0
     Allon H. Lefever.......    56,182,097      409,362            0
     Edward J. Mathias......    56,181,797      409,662            0
     Thomas I. Morgan.......    56,105,597      485,862            0
     Clifton B. Phillips....    56,105,597      485,862            0
     John A. Quelch.........    56,181,657      409,802            0

The stockholders approved the U.S. Office Products Company Section 162(m) Bonus Plan.

                                                     BROKER
           FOR             AGAINST      ABSTAIN     NON-VOTE
          ----           -----------  -----------  -----------

       47,066,212         532,317      352,220      8,746,719


The stockholders ratified the Board of Directors' selection of Price Waterhouse LLP as the Company's independent accountants to audit the Company's consolidated financial statements for the fiscal year ending April 25, 1998.
                                                     BROKER
           FOR             AGAINST      ABSTAIN     NON-VOTE
          ----           -----------  -----------  -----------

       56,186,275          382,556      22,628             0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits


    10.1 Amendment No. 1, dated as of December 5, 1997, to Employment Agreement, dated as of February 3, 1997, by and between the Company and Thomas I. Morgan

    10.2 Amended and Restated Employment Agreement, dated as of August 1, 1997, by and between the Company and Michael J. Barnell

    10.3 Amended and Restated Employment Agreement, dated as of November 4, 1997, by and between the Company and Jonathan J. Ledecky

    11.1  Statement regarding computation of net income per share

    27    Financial Data Schedule

(b) Reports on Form 8-K

    NONE

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        U.S. OFFICE PRODUCTS COMPANY

December 9, 1997                          By: /s/ Thomas I. Morgan
---------------------                         ---------------------
       Date                                   Thomas I. Morgan
                                              Chief Executive Officer

December 9, 1997                          By: /s/ Donald H. Platt
----------------------                        ---------------------
      Date                                    Donald H. Platt
                                              Chief Financial Officer

                                 EXHIBIT INDEX


NO.        EXHIBIT                                                          PAGE


10.1 Amendment No. 1, dated as of December 5, 1997, to Employment Agreement, dated as of February 3, 1997, by and between the Company and Thomas I. Morgan

10.2   Amended and Restated Employment Agreement, dated as of
       August 1, 1997, by and between the Company and Michael J. Barnell

10.3   Amended and Restated Employment Agreement, dated as of
       November 4, 1997, by and between the Company and Jonathan J. Ledecky

11.1   Statement regarding computation of net income per share

27     Financial Data Schedule