Form 10-Q
period 1998-01-24
US OFFICE PRODUCTS CO
filed 1998-03-10
CIK 934852

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

(Mark One)

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 24, 1998

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________  TO

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    As of March 9, 1998, there were 133,174,586 shares of common stock outstanding.

                          U.S. OFFICE PRODUCTS COMPANY

                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheet.........................................................................            3
       January 24, 1998 (unaudited ) and April 26, 1997


     Consolidated Statement of Income...................................................................            4
      For the three months ended January 24, 1998 (unaudited) and
      January 25, 1997 (unaudited) and for the nine months ended
      January 24, 1998 (unaudited) and January 25, 1997 (unaudited)

     Consolidated Statement of Cash Flows...............................................................            5
      For the nine months ended January 24, 1998 (unaudited) and
      January 25, 1997 (unaudited)

     Notes to Consolidated Financial Statements.........................................................            7


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........           13

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K................................................................           23

Signatures..............................................................................................           24

Exhibit Index...........................................................................................           25

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                         U.S. OFFICE PRODUCTS COMPANY
                         CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)

                                                                                        JANUARY 24,
                                                                                            1998       APRIL 26,
ASSETS                                                                                  (UNAUDITED)       1997
-----------                                                                            ------------  ------------
Current assets:
  Cash and cash equivalents...........................................................  $     45,258  $     44,026
  Accounts receivable, less allowance for doubtful
  accounts of $9,110 and $7,337, respectively.........................................       324,976       283,751
  Inventories.........................................................................       239,043       225,998
  Short-term receivable from discontinued operations..................................        26,918        51,977
  Prepaid expenses and other current assets...........................................       103,624        74,580
                                                                                        ------------  ------------
    Total current assets..............................................................       739,819       680,332

Property and equipment, net...........................................................       217,228       182,633
Intangible assets, net................................................................       903,722       611,474
Other assets..........................................................................       174,549       113,407
Long-term receivable from discontinued operations.....................................        88,041        59,914
Net assets of discontinued operations.................................................       346,083        59,231
                                                                                        ------------  ------------
    Total assets......................................................................  $  2,469,442  $  1,706,991
                                                                                        ------------  ------------
                                                                                        ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt.....................................................................  $    332,636  $    144,125
  Accounts payable....................................................................       164,229       153,915
  Accrued compensation................................................................        41,262        32,515
  Other accrued liabilities...........................................................        67,654        63,814
                                                                                        ------------  ------------
    Total current liabilities.........................................................       605,781       394,369

Long-term debt........................................................................       381,844       380,209
Deferred income taxes.................................................................         2,845         2,458
Other long-term liabilities and minority interests....................................         6,050         8,807
                                                                                        ------------  ------------
    Total liabilities.................................................................       996,520       785,843
                                                                                        ------------  ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 500,000 shares
   authorized, none outstanding
  Common stock, $.001 par value, 500,000,000 shares
   authorized, 133,041,979 and 104,479,004 shares
   issued and outstanding, respectively...............................................           133           104
  Additional paid-in capital..........................................................     1,405,883       809,399
  Cumulative translation adjustment...................................................      (113,022)       (5,583)
  Retained earnings...................................................................       179,928       117,228
                                                                                        ------------  ------------
  Total stockholders' equity..........................................................     1,472,922       921,148
                                                                                        ------------  ------------
    Total liabilities and stockholders' equity........................................  $  2,469,442  $  1,706,991
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                 See accompanying notes to consolidated financial statements.

                               U.S. OFFICE PRODUCTS
                    COMPANY CONSOLIDATED STATEMENT OF INCOME
                 (In thousands, except per share amounts)(Unaudited)

                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              ------------------------  --------------------------
                                                              JANUARY 24,  JANUARY 25,  JANUARY 24,   JANUARY 25,
                                                                 1998         1997          1998          1997
                                                              -----------  -----------  ------------  ------------
Revenues....................................................   $ 665,959    $ 596,790   $  1,930,113  $  1,498,320
Cost of revenues............................................     476,739      427,461      1,390,855     1,077,408
                                                              -----------  -----------  ------------  ------------
   Gross profit.............................................     189,220      169,329        539,258       420,912
Selling, general and administrative expenses................     146,497      136,480        436,037       344,474
Amortization expense........................................       5,434        3,642         13,830         8,072
Non-recurring acquisition costs.............................                    3,539                        7,316
                                                              -----------  -----------  ------------  ------------
   Operating income.........................................      37,289       25,668         89,391        61,050
Interest expense............................................       9,480       10,882         27,534        27,540
Interest income.............................................        (417)        (724)        (1,545)       (6,048)
Other (income) expense......................................         149         (287)        (6,369)       (4,073)
                                                              -----------  -----------  ------------  ------------
Income from continuing operations before provision for
  income taxes and extraordinary item.......................      28,077       15,797         69,771        43,631
Provision for income taxes..................................      12,646        7,030         32,535        18,238
                                                              -----------  -----------  ------------  ------------
Income from continuing operations before extraordinary
  item......................................................      15,431        8,767         37,236        25,393
Income from discontinued operations, net of income taxes....       3,085        1,997         25,464        20,411
                                                              -----------  -----------  ------------  ------------
Income before extraordinary item............................      18,516       10,764         62,700        45,804
Extraordinary item--loss on early termination of credit
  facility, net of income tax benefit.......................                                                   612
                                                              -----------  -----------  ------------  ------------
Net income..................................................   $  18,516    $  10,764   $     62,700  $     45,192
                                                              -----------  -----------  ------------  ------------
                                                              -----------  -----------  ------------  ------------
Basic income per share data:
  Income from continuing operations before extraordinary
   item.....................................................   $    0.12    $    0.10   $       0.32  $       0.30
  Income from discontinued operations.......................        0.03         0.02           0.23          0.24
  Extraordinary item........................................                                                 (0.01)
                                                              -----------  -----------  ------------  ------------
  Net income................................................   $    0.15    $    0.12   $       0.55  $       0.53
                                                              -----------  -----------  ------------  ------------
                                                              -----------  -----------  ------------  ------------
Diluted income per share data:
  Income from continuing operations before extraordinary
   item.....................................................   $    0.12    $    0.10   $       0.32  $       0.29
  Income from discontinued operations.......................        0.02         0.02           0.22          0.23
  Extraordinary item........................................                                                 (0.01)
                                                              -----------  -----------  ------------  ------------
  Net income................................................   $    0.14    $    0.12   $       0.54  $       0.51
                                                              -----------  -----------  ------------  ------------
                                                              -----------  -----------  ------------  ------------
Pro forma income from continuing operations before
  extraordinary item (see Note 4)...........................   $  15,431    $   7,650   $     37,236  $     22,153
                                                              -----------  -----------  ------------  ------------
                                                              -----------  -----------  ------------  ------------
Pro forma basic income per share from continuing operations
  before extraordinary item.................................   $    0.12    $    0.09   $       0.32  $       0.26
                                                              -----------  -----------  ------------  ------------
                                                              -----------  -----------  ------------  ------------
Pro forma diluted income per share from continuing
  operations before extraordinary item......................   $    0.12    $    0.08   $       0.32  $       0.25
                                                              -----------  -----------  ------------  ------------
                                                              -----------  -----------  ------------  ------------

            See accompanying notes to consolidated financial statements.

                              U.S. OFFICE PRODUCTS
                  COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)(Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                          ------------------------
                                                                                          JANUARY 24,  JANUARY 25,
                                                                                             1998          1997
                                                                                          -----------  -----------
Cash flows from operating activities:
Net income..............................................................................   $  62,700    $  45,192
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Income from discontinued operations..................................................     (25,464)     (20,411)
   Depreciation and amortization........................................................      41,787       23,233
   Non-recurring acquisition costs......................................................                    7,316
   Unrealized foreign currency gain.....................................................                   (3,420)
   Deferred income taxes................................................................          73        3,600
   Extraordinary loss...................................................................                      612
   Equity in net income of affiliate....................................................        (878)        (265)
   Gain on sale of investment...........................................................      (1,059)
   Changes in assets and liabilities (net of assets acquired
    and liabilities assumed in business combinations):
     Accounts receivable.................................................................     (29,940)     (32,154)
     Inventory...........................................................................     (14,417)      (6,718)
     Prepaid expenses and other current assets...........................................      (3,909)      (1,539)
     Accounts payable....................................................................       2,245      (22,922)
     Accrued liabilities.................................................................       5,699       (1,771)
                                                                                          -----------  -----------
      Net cash provided by (used in) operating activities................................      36,837       (9,247)
                                                                                          -----------  -----------
Cash flows from investing activities:
  Cash paid in acquisitions, net of cash received.......................................     (33,642)    (323,813)
  Payments of acquisition and restructuring costs.......................................      (5,771)      (4,094)
  Additions to property and equipment, net of disposals.................................     (28,200)     (15,891)
  Investment in affiliate...............................................................     (40,773)     (41,270)
  Proceeds from sale of investment......................................................       5,729
  Other.................................................................................       3,190       (5,476)
                                                                                          -----------  -----------
      Net cash used in investing activities.............................................     (99,467)    (390,544)
                                                                                          -----------  -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock................................................       8,239       41,868
  Proceeds from issuance of long-term debt..............................................         457      224,080
  Payments on long-term debt............................................................     (10,647)    (163,112)
  Net advances to discontinued operations...............................................     (99,213)     (76,021)
  Proceeds from short-term debt, net....................................................     172,000      259,705
  Payments to terminate credit facility.................................................                     (261)
  Payments of dividends at Pooled Companies.............................................                   (6,122)
  Capital contributed by stockholders of Pooled Companies...............................                    1,814
  Adjustment to conform fiscal year-ends of certain Pooled Companies....................                      286
                                                                                          -----------  -----------
      Net cash provided by financing activities.........................................      70,836      282,237
                                                                                          -----------  -----------
Effect of exchange rates on cash and cash equivalents...................................      (3,159)        (345)
                                                                                          -----------  -----------
Cash used in discontinued operations....................................................      (3,815)      (3,170)
                                                                                          -----------  -----------
Net increase (decrease) in cash and cash equivalents....................................       1,232     (121,069)
Cash and cash equivalents at beginning of period........................................      44,026      183,483
                                                                                          -----------  -----------
Cash and cash equivalents at end of period..............................................   $  45,258    $  62,414
                                                                                          -----------  -----------
                                                                                          -----------  -----------


                                    (Continued)

                                U.S. OFFICE PRODUCTS
                        COMPANY CONSOLIDATED STATEMENT OF CASH FLOWS
                        (In thousands)(Unaudited)(Continued)

                                                                                             NINE MONTHS ENDED
                                                                                          ------------------------
                                                                                          JANUARY 24,  JANUARY 25,
                                                                                             1998         1997
                                                                                          -----------  -----------
Supplemental disclosures of cash flow information:
  Interest paid.........................................................................   $  26,962    $  28,980
  Income taxes paid.....................................................................   $  24,017    $  18,852

    The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method for the nine months ended January 24, 1998 and January 25, 1997. The fair values of the assets and liabilities at the dates of the acquisitions are presented as follows:

                                                                                             NINE MONTHS ENDED
                                                                                          ------------------------
                                                                                          JANUARY 24,  JANUARY 25,
                                                                                             1998         1997
                                                                                          -----------  -----------
Accounts receivable.....................................................................   $  27,284    $  88,202
Inventory...............................................................................      18,970      119,584
Prepaid expenses and other current assets...............................................      15,806       13,559
Property and equipment..................................................................      52,695      107,202
Intangible assets.......................................................................     371,606      432,219
Other assets............................................................................      34,759        5,174
Short-term debt.........................................................................      (8,755)     (12,819)
Accounts payable........................................................................     (20,058)     (89,338)
Accrued liabilities.....................................................................     (13,870)     (81,506)
Long-term debt..........................................................................     (20,320)    (115,017)
Other long-term liabilities and minority interests......................................        (357)      (8,262)
                                                                                          -----------  -----------
    Net assets acquired.................................................................   $ 457,760    $ 458,998
                                                                                          -----------  -----------
                                                                                          -----------  -----------

    The acquisitions accounted for under the purchase method were funded as follows:

                                                                                             NINE MONTHS ENDED
                                                                                          ------------------------
                                                                                          JANUARY 24,  JANUARY 25,
                                                                                             1998         1997
                                                                                          -----------  -----------
Common stock............................................................................   $ 424,118    $ 135,185
Cash....................................................................................      33,642      323,813
                                                                                          -----------  -----------
   Total................................................................................   $ 457,760    $ 458,998
                                                                                          -----------  -----------
                                                                                          -----------  -----------

               See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 24, 1998
                     (In thousands, except per share amounts)
                                   (Unaudited)

NOTE 1--BASIS OF PRESENTATION The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of U.S. Office Products Company (the "Company" or "U.S. Office Products"), and the companies acquired in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates and give retroactive effect to the results of the companies acquired in business combinations accounted for under the pooling-of-interests method during the fiscal year ended April 26, 1997 (the "Pooled Companies") for all periods presented.

In January 1998, the Company's Board of Directors (the "Board") approved a comprehensive restructuring plan (the "Strategic Restructuring Plan"). The principal elements of the Strategic Restructuring Plan are (1) a self-tender offer by the Company (the "Tender Offer") to purchase 37,037 shares of Company common stock at $27.00 per share and the incurrence of significant additional debt to pay a portion of the purchase price of the shares in the Tender Offer; (2) after acceptance of shares in the Tender Offer, the pro rata distribution to U.S. Office Products shareholders of shares of four companies (the "Spin-Off Companies") that will conduct the Company's current print management, technology solutions, educational supplies and corporate travel services businesses (the "Distributions"); and (3) following acceptance of shares in the Tender Offer and the record date for the Distributions, the sale to an affiliate of Clayton, Dubilier & Rice, Inc. ("CD&R") of equity interests in U.S. Office Products (the "Equity Investment"). In these transactions, CD&R will not acquire any equity interest in the Spin-Off Companies. The Distributions are expected to be tax-free to both the Company and its stockholders (except for any cash in lieu of fractional shares received by stockholders). The Company expects the Strategic Restructuring Plan to be completed in the second calendar quarter of 1998. The transactions are subject to a number of conditions, including financing, approval of the Company's shareholders and receipt of regulatory approvals. As a result of the Strategic Restructuring Plan, the Spin-Off Companies are reflected as discontinued operations for all periods presented in the Company's consolidated financial statements. In addition, as a result of adoption of the Strategic Restructuring Plan and as required by generally accepted accounting principles, the Company has restated its consolidated financial statements to reclassify 22 business combinations completed during the nine months ended January 24, 1998 (include three during the three months ended January 24, 1998), which originally were accounted for, or were expected to be accounted for, under the pooling-of-interests method, to the purchase method. These 22 acquisitions include the Company's acquisition of Mail Boxes Etc. in November 1997.

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended April 26, 1997 and the Company's pro forma combined financial statements, and the related notes to each thereto, included in a Current Report on Form 8-K that the Company expects to file with the Securities and Exchange Commission on March 11, 1998. The audited consolidated financial statements have been restated to reflect (i) the Spin-Off Companies as discontinued operations; and (ii) the change in accounting treatment of the 22 business combinations completed during the nine months ended January 24, 1998, from the pooling-of-interests method to the purchase method.

NOTE 2--DISCONTINUED OPERATIONS

As a result of the Board's approval of the Strategic Restructuring Plan in January 1998, the Spin-Off Companies are reflected as discontinued operations for all periods presented in the Company's consolidated financial statements.

The income from discontinued operations included in the consolidated statement of income represents the sum of the results of the Spin-Off Companies for the periods presented and is summarized as follows:

                                                                CORPORATE                                 TOTAL
                                                    PRINT        TRAVEL      EDUCATIONAL  TECHNOLOGY   DISCONTINUED
                                                  MANAGEMENT    SERVICES      SUPPLIES     SOLUTIONS    OPERATIONS
                                                 ------------  -----------  ------------  -----------  ------------
Three months ended January 24, 1998:
Revenues.......................................   $   86,730    $  34,150    $   49,391    $  62,907    $  233,178
Operating income (loss)........................        4,655        1,284        (3,247)       5,104         7,796
Income (loss) before provision for (benefit
  from) income taxes...........................        4,137        1,122        (5,058)       5,104         5,305
Provision for (benefit from) income taxes......        1,851          564        (2,403)       2,208         2,220
Income (loss) from discontinued operations, net
  of income taxes..............................        2,286          558        (2,655)       2,896         3,085

Three months ended January 25, 1997:
Revenues.......................................   $   82,966    $  12,514    $   29,304    $  35,133    $  159,917
Operating income (loss)........................        4,015         (212)       (1,537)       3,311         5,577
Income (loss) before provision for (benefit
  from) income taxes...........................        2,396         (225)       (2,199)       2,962         2,934
Provision for (benefit from) income taxes......          541          (16)       (1,140)       1,552           937
Income (loss) from discontinued operations, net
  of income taxes..............................        1,855         (209)       (1,059)       1,410         1,997

Nine months ended January 24, 1998:
Revenues.......................................   $  260,077    $  80,707    $  247,880    $ 142,512    $  731,176
Operating income...............................       14,028        5,719        21,349       11,630        52,726
Income before provision for income taxes.......       12,577        5,522        16,916       11,644        46,659
Provision for income taxes.....................        5,629        2,794         7,734        5,038        21,195
Income from discontinued operations, net of
  income taxes.................................        6,948        2,728         9,182        6,606        25,464

Nine months ended January 25, 1997:
Revenues.......................................   $  244,764    $  41,527    $  159,977    $ 101,295    $  547,563
Operating income...............................       14,750        3,105        10,839        8,448        37,142
Income before provision for income taxes.......       10,259        3,031         7,878        8,182        29,350
Provision for income taxes.....................        2,249          551         4,085        2,054         8,939
Income from discontinued operations, net of
  income taxes.................................        8,010        2,480         3,793        6,128        20,411

The results of the Spin-Off Companies include allocations of interest expense, at U.S. Office Products' weighted average interest rates, and do not include any allocations of corporate overhead from U.S. Office Products during the periods presented.

The net assets of the discontinued operations included in the Company's consolidated balance sheet represents the sum of the net assets of the Spin-Off Companies for the periods presented and are summarized as follows:

                                                                CORPORATE                                 TOTAL
                                                    PRINT        TRAVEL      EDUCATIONAL  TECHNOLOGY   DISCONTINUED
                                                  MANAGEMENT    SERVICES      SUPPLIES     SOLUTIONS    OPERATIONS
                                                 ------------  -----------  ------------  -----------  ------------
January 24, 1998:
Current assets.................................   $   85,326    $  22,609    $   86,676    $  64,618    $  259,229
Property, plant and equipment, net.............       31,063       19,406        20,489        5,074        76,032
Intangible assets, net.........................        5,369       85,525        94,651       63,891       249,436
Other assets...................................        5,099        1,002         2,595          508         9,204
Current liabilities............................      (58,449)     (20,236)      (35,529)     (31,252)     (145,466)
Long-term liabilities .........................      (10,530)     (15,957)      (63,307)     (12,558)     (102,352)
                                                 ------------  -----------  ------------  -----------  ------------
Net assets of discontinued operations..........   $   57,878    $  92,349    $  105,575    $  90,281    $  346,083
                                                 ------------  -----------  ------------  -----------  ------------
                                                 ------------  -----------  ------------  -----------  ------------
April 26, 1997:
Current assets.................................   $   81,310    $   6,935    $   55,709    $  30,542    $  174,496
Property, plant and equipment, net.............       34,175        7,953        14,478        2,164        58,770
Intangible assets, net.........................          705        7,112        20,824                     28,641
Other assets...................................        7,807          581           359        2,005        10,752
Current liabilities............................      (66,413)     (11,886)      (39,712)     (20,530)     (138,541)
Long-term liabilities..........................      (31,399)      (5,218)      (35,052)      (3,218)      (74,887)
                                                 ------------  -----------  ------------  -----------  ------------
Net assets of discontinued operations..........   $   26,185    $   5,477    $   16,606    $  10,963    $   59,231
                                                 ------------  -----------  ------------  -----------  ------------
                                                 ------------  -----------  ------------  -----------  ------------

NOTE 3--STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the nine months ended January 24, 1998 were as follows:

Stockholders' equity balance at April 26, 1997..................................  $ 921,148
Issuances of common stock in conjunction with:
Business combinations...........................................................    585,537
Exercise ofstock options, including tax benefits................................      7,601
Employee stock purchase plan, net of expenses...................................      2,805
Repayment of debt...............................................................        570
Cumulative translation adjustments..............................................   (107,439)
Net income......................................................................     62,700
                                                                                  ---------
Stockholders' equity balance at January 24, 1998................................  $1,472,922
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

As part of the Strategic Restructuring Plan, it is expected that CD&R will acquire shares of U.S. Office Products common stock representing 24.9% of the outstanding shares of the Company's common stock after giving effect to the issuance of such shares. CD&R also will purchase various warrants that give it the right to acquire additional shares of common stock in the future.

NOTE 4-UNAUDITED PRO FORMA INCOME TAX INFORMATION The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," as if certain Pooled Companies related to continuing operations which were subchapter S corporations prior to their business combinations with the Company, had been subject to federal income taxes throughout the periods presented:

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                ------------------------  ------------------------
                                                                JANUARY 24,  JANUARY 25,  JANUARY 24,  JANUARY 25,
                                                                   1998         1997         1998         1997
                                                                -----------  -----------  -----------  -----------
Income from continuing operations before extraordinary item
  per the consolidated statement of income....................   $  15,431    $   8,767    $  37,236    $  25,393
Provision for income taxes....................................                    1,117                     3,240
                                                                -----------  -----------  -----------  -----------
Pro forma income from continuing operations before
  extraordinary item..........................................   $  15,431    $   7,650    $  37,236    $  22,153
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

NOTE 5 -- EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No.
128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the statement of income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted SFAS No. 128 during the three months ended January 24, 1998 and has restated all prior period EPS data. The following information presents the Company's computations of basic and diluted EPS from continuing operations before extraordinary item for the periods presented in the consolidated statement of income.

                                                                              INCOME        SHARES        PER SHARE
                                                                           (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                                           ------------  -------------  -------------
Three months ended January 24, 1998:
  Basic EPS..............................................................   $   15,431       127,626      $     .12
                                                                                                          ---------
                                                                                                          ---------
  Effect of dilutive employee stock options..............................                      2,512
                                                                           ------------  -------------
  Diluted EPS............................................................   $   15,431       130,138      $     .12
                                                                           ------------  -------------    ---------
                                                                           ------------  -------------    ---------
Three months ended January 25, 1997:
  Basic EPS..............................................................   $    8,767        89,565      $     .10
                                                                                                          ---------
                                                                                                          ---------
  Effect of dilutive employee stock options..............................                      1,821
                                                                           ------------  -------------
  Diluted EPS............................................................   $    8,767        91,386      $     .10
                                                                           ------------  -------------    ---------
                                                                           ------------  -------------    ---------
Nine months ended January 24, 1998:
  Basic EPS..............................................................   $   37,236       114,758      $     .32
                                                                                                          ---------
                                                                                                          ---------
  Effect of dilutive employee stock options..............................                      2,427
                                                                           ------------  -------------
  Diluted EPS............................................................   $   37,236       117,185      $     .32
                                                                           ------------  -------------    ---------
                                                                           ------------  -------------    ---------
Nine months ended January 25, 1997:
  Basic EPS..............................................................   $   25,393        85,978      $     .30
                                                                                                          ---------
                                                                                                          ---------
  Effect of dilutive employee stock options..............................                      1,846
                                                                           ------------  -------------
  Diluted EPS............................................................   $   25,393        87,824      $     .29
                                                                           ------------  -------------    ---------
                                                                           ------------  -------------    ---------

The Company had additional employee stock options and two series of convertible debt securities outstanding during the periods presented that were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 6--BUSINESS COMBINATIONS

In fiscal 1997, the Company completed a total of 117 business combinations
(96 related to continuing operations and 21 related to discontinued operations), 40 of which were accounted for under the pooling-of-interests method (25 related to continuing operations and 15 related to discontinued operations) and 77 of which were accounted for under the purchase method (71 related to continuing operations and 6 related to discontinued operations). During the nine months ended January 24, 1998, the Company completed a total of 60 business combinations (40 related to continuing operations and 20 related to discontinued operations), all of which were accounted for under the purchase method. During the three months ended January 24, 1998, the Company completed a total of 18 business combinations (16 related to continuing operations and two related to discontinued operations). In addition, in December 1997 the Company invested an additional $40.8 million in Dudley Stationery Limited ("Dudley"), the largest independent office products dealer in the United Kingdom. This investment represented the Company's remaining commitment to Dudley in conjunction with the Company's acquisition of a 49% equity interest in Dudley in November 1996. The Company's total investment in Dudley equals $82.1 million.

The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented. The following data presents the separate results from continuing operations, in each of the periods presented, of U.S. Office Products (excluding the results of the Pooled Companies prior to the dates on which they were acquired) and the Pooled Companies up to the dates on which they were acquired. The results of the Pooled Companies include all non-recurring acquisition costs.

                                                                           U.S. OFFICE
                                                                             PRODUCTS      POOLED
                                                                             COMPANY      COMPANIES     COMBINED
                                                                           ------------  -----------  ------------
Three months ended January 24, 1998:
Revenues.................................................................  $    665,959   $           $    665,959
Income from continuing operations........................................  $     15,431   $           $     15,431

Three months ended January 25, 1997:
Revenues.................................................................  $    559,590   $  37,200   $    596,790
Income from continuing operations........................................  $      9,477   $    (710)  $      8,767

Nine months ended January 24, 1998:
Revenues.................................................................  $  1,930,113   $           $  1,930,113
Income from continuing operations........................................  $     37,236   $           $     37,236

Nine months ended January 25, 1997:
Revenues.................................................................  $  1,300,421   $ 197,899   $  1,498,320
Income from continuing operations........................................  $     19,677   $   5,716   $     25,393

The following presents the unaudited pro forma results of operations of the Company for the three and nine month periods ended January 24, 1998 and January 25, 1997, as if the Strategic Restructuring Plan and all of the purchase acquisitions related to continuing operations completed since the beginning of fiscal 1997 had been consummated at the beginning of fiscal 1997. The pro forma results of operations reflect certain pro forma adjustments including (i) substantially higher amortization expenses as compared to prior periods (as a result of reclassifying 12 business combinations as purchase acquisitions (including the Company's acquisition of Mail Boxes Etc.), rather than under the pooling-of-interests method, as the Company had expected when it completed those acquisitions); (ii) substantially higher interest expense, as a result of increased borrowing that the Company expects to incur to help finance the cost of the Tender Offer; and (iii) higher effective income tax rates, due to increased non-deductible goodwill expense and the Company's inability to acquire subchapter S corporations in pooling-of-interests transactions.

                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              ------------------------  --------------------------
                                                              JANUARY 24,  JANUARY 25,  JANUARY 24,   JANUARY 25,
                                                                 1998         1997          1998          1997
                                                              -----------  -----------  ------------  ------------
Revenues....................................................   $ 691,364    $ 721,743   $  2,070,655  $  2,087,861
Income from continuing operations...........................   $   5,470    $   5,384   $     11,644  $      9,685
Basic income per share from continuing operations...........   $    0.04    $    0.04   $       0.09  $       0.08
Diluted income per share from continuing operations.........   $    0.04    $    0.04   $       0.09  $       0.07

The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1997 or the results that may occur in the future.

NOTE 7--SUBSEQUENT EVENTS

Subsequent to January 24, 1998 and through March 9, 1998, the Company has completed three business combinations related to continuing operations for an aggregate cash purchase price of $18.3 million and one business combination related to discontinued operations for a cash purchase price of $13.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the heading "-Factors Affecting the Company's Business." The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

INTRODUCTION

    The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements for the fiscal year ended April 26, 1997 and the Company's pro forma combined financial statements, and the related notes to each thereto, included in a Current Report on Form 8-K that the Company expects to file with the Securities and Exchange Commission on March 11, 1998. The Company's audited consolidated financial statements have been restated to reflect (i) the results of the businesses to be spun off to shareholders in the Company's recently announced strategic restructuring plan as discontinued operations; and (ii) the change in accounting treatment of the 22 business combinations completed during the nine months ended January 24, 1998, from the pooling-of-interests method to the purchase method. See Note 1 of the Company's Notes to Consolidated Financial Statements. In January 1998, the Company's Board of Directors (the "Board") approved a comprehensive restructuring plan (the "Strategic Restructuring Plan"). See Note 1 of the Company's Notes to Consolidated Financial Statements for a summary of the elements of the Strategic Restructuring Plan. When used in the discussion that follows, the terms "Tender Offer," "Spin-Off Companies," "Distributions," "CD&R," and "Equity Investment" shall each have the respective meanings assigned to them in the summary of the Strategic Restructuring Plan that is included in Note 1.

    As a result of the Strategic Restructuring Plan, the Company's consolidated financial statements reflect the results of those companies to be owned by the Spin-Off Companies (and thus included in the Distributions) as discontinued operations. Assuming completion of the transactions contemplated by the Strategic Restructuring Plan, the Company's continuing operations will consist of its North American Office Products Group (which includes office supply, office furniture, and coffee, beverage, and vending service businesses), its Mail Boxes Etc. subsidiary (acquired in late November 1997), its operations in New Zealand and Australia, and its 49% interest in Dudley Stationery Limited, a U.K. contract stationer ("Dudley"). See Note 6 of the Company's Notes to Consolidated Financial Statements for information about the Company's equity interest in Dudley. The Company's North American Office Products Group operates primarily in the United States; it includes three coffee and beverage businesses located in Canada.

    Except where specifically noted, the discussion of financial condition and results of operations that appears below covers only the Company's continuing operations, assuming completion of the transactions contemplated by the Strategic Restructuring Plan. For additional information about the results of discontinued operations, see Note 2 of the Company's Notes to Consolidated Financial Statements

    The Company's continuing operations derived revenues primarily from the sale of a wide variety of office supplies, office furniture, and other office products (including coffee, beverage, and vending products and services) to corporate, commercial and industrial customers. Cost of revenues represents the purchase price for office supplies, office furniture and other office products and includes occupancy and delivery costs and is reduced by rebates and discounts on purchases.

    The Company's financial condition and results of operations have changed dramatically from the Company's inception in October 1994 to January 24, 1998 as a result of the Company's aggressive acquisition program. The Company completed 165 business combinations (144 related to continuing operations and 21 related to discontinued operations) from its inception through the end of fiscal 1997, 54 of which were accounted for under the pooling-of-interests method (39 related to continuing operations and 15 related to discontinued operations). During the nine months ended January 24, 1998, the Company completed an additional 60 business combinations (40 related to continuing operations and 20 related to discontinued operations). As a result of the Board's adoption of the Strategic Restructuring Plan, all 60 business combinations completed during the nine months ended January 24, 1998 are accounted for under the purchase method. See Note 1 of the Company's Notes to Consolidated Financial Statements (regarding the change in accounting treatment for 22 of these acquisitions). The Company's consolidated financial statements give retroactive effect to the business combinations accounted for under the pooling-of-interests method during the fiscal year ended April 26, 1997 and include the results of companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates.

    Due to the Company's growth through acquisitions, year-to-year comparisons of the historical results of the Company's operations have been affected primarily by the addition of acquired companies. In most instances, these dollar increases in the various revenues and expense components of the Company's results are due primarily to growth from acquisitions. Neither the magnitude nor the source of such year-to-year changes is necessarily indicative of changes that will occur in the future. As a result of the Strategic Restructuring Plan, the Company expects to focus more on improving and expanding existing operations, and less on acquisitions as a means of growth. In any event, the Company expects that that the impact of acquisitions on the future results of the Company's continuing operations will decrease because the size of companies that it expects to be available for acquisition will be smaller than in prior periods and the Company's existing operations are larger than in prior years.

CONSOLIDATED RESULTS OF OPERATIONS

    Three Months Ended January 24, 1998 Compared to Three Months Ended January 25, 1997

    Consolidated revenues increased 11.6%, from $596.8 million for the three months ended January 25, 1997, to $666.0 million for the three months ended January 24, 1998. This increase was primarily due to acquisitions. Revenues for the three months ended January 24, 1998 include revenues from 71 companies acquired in business combinations accounted for under the purchase method after the beginning of the third quarter of fiscal 1997 (the "Purchased Companies"). Revenues for the three months ended January 25, 1997 include revenues from 14 of such Purchased Companies for a portion of such period. This increase was partially offset by a decline in international revenues as a result of the devaluation of the New Zealand and Australian dollars against the U.S. dollar (the "USD"). Because revenues generated in New Zealand and Australia contributed approximately one-third of the Company's consolidated revenues during this period, management estimates that currency devaluation had the effect of reducing the Company's reported consolidated revenues (in U.S. dollar terms) by approximately 6.3%.

    International revenues decreased 5.2%, from $236.6 million, or 39.7% of consolidated revenues, for the three months ended January 25, 1997, to $224.2 million, or 33.7% of consolidated revenues, for the three months ended January 24, 1998. International revenues consisted primarily of revenues from New Zealand and Australia, with the balance from Canada. This decrease is due exclusively to the devaluation of the New Zealand and Australian dollars against the USD. The following table details the declines in the average exchanges rates of the New Zealand and Australian dollars versus the USD for the three months ended January 24, 1998 and January 25, 1997:

                                                                                    AVERAGE EXCHANGE RATES
                                                                                  FOR THE THREE MONTHS ENDED
                                                                                 ----------------------------
                                                                                  JANUARY 24,    JANUARY 25,
                                                                                     1998           1997         DECLINE
                                                                                 -------------  -------------  -----------
New Zealand dollar.............................................................    $     .60      $     .70     $    (.10)
Australian dollar..............................................................    $     .68      $     .79     $    (.11)

    International revenues in New Zealand and Australia, calculated in their local currencies, increased 10.7% for the three months ended January 24, 1998, as compared to the three months ended January 25, 1997. This increase was due primarily to the inclusion, in the revenues for the three months ended January 24, 1998, of revenues from 22 companies that were acquired in business combinations accounted for under the purchase method after the beginning of the third quarter of fiscal 1997. Revenues from five such companies were included in revenues for a portion of the three months ended January 25, 1997.

    Gross profit increased 11.7%, from $169.3 million for the three months ended January 25, 1997, to $189.2 million for the three months ended January 24, 1998. The increase in gross profit is directly related to the increase in revenues. As a percentage of revenues, gross profit remained constant at 28.4% for the three months ended January 25, 1997 and three months ended January 24, 1998.

    Selling, general and administrative expenses increased 7.3%, from $136.5 million for the three months ended January 25, 1997, to $146.5 million for the three months ended January 24, 1998, primarily due to the inclusion of the results of the Purchased Companies. Selling, general and administrative expenses as a percentage of revenues decreased from 22.9% for the three months ended January 25, 1997, to 22.0% for the three months ended January 24, 1998. The decrease in selling, general and administrative expenses as a percentage of revenues was due to several factors, including (i) a shift in revenue mix, primarily as a result of acquisitions, to revenues from products and services traditionally having lower selling, general and administrative expenses; (ii) reductions in selling, general and administrative expenses by the Company through the consolidation of certain redundant facilities and job functions; and (iii) reductions in the costs of many general and administrative expenses incurred by the Company through the negotiation of national or other large-scale contracts with the providers of certain services affecting these general and administrative expenses.

    Amortization expense increased 49.2%, from $3.6 million for the three months ended January 25, 1997, to $5.4 million for the three months ended January 24, 1998. This increase is due exclusively to the increase in the number of acquisitions accounted for under the purchase method, including the 12 acquisitions that were originally planned to be accounted for under the pooling-of-interest method but were restated as purchase acquisitions as a result of the Strategic Restructuring Plan, that are included in the results for the three months ended January 24, 1998 versus the three months ended January 25, 1997.

    The Company incurred non-recurring acquisition costs of $3.5 million during the three months ended January 25, 1997, in conjunction with business combinations accounted for under the pooling-of-interests method. These non-recurring acquisition costs included accounting, legal and investment banking fees, real estate and environmental assessments and appraisals, various regulatory fees and recognition of transaction related obligations. Generally accepted accounting principles require the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method. In accordance with generally accepted accounting principles, the Company will be unable to utilize the pooling-of-interests method to account for acquisitions for a period of up to 6-9 months following the completion of the Strategic Restructuring Plan. During this period, the Company will not reflect any non-recurring acquisition costs in its results of operations, as all costs incurred of this nature would be related to acquisitions accounted for under the purchase method and would, therefore, be capitalized as a portion of the purchase consideration.

    Interest expense, net of interest income, decreased 10.8%, from $10.2 million for the three months ended January 25, 1997, to $9.1 million for the three months ended January 24, 1998. This decrease in net interest expense is the net effect of a number of factors, including the refinancing of higher interest rate debt outstanding in New Zealand during the three months ended January 25, 1997 with funds from the Company's existing $500 million credit facility, declining interest rates and the repayment of outstanding debt with the proceeds from a public stock offering in January 1997. The cost of increased borrowings after the January 1997 public offering partially offset these factors. As discussed below under "--Liquidity and Capital Resources," the Company expects to incur substantial additional borrowings to help finance the cost of the Tender Offer. As a result, interest expense is likely to be significantly higher following completion of the Strategic Restructuring Plan. See "--Factors Affecting the Company's Business."

    Other (income) expense decreased from $287,000 of other income, for the three months ended January 25, 1997, to $149,000 of other expense, for the three months ended January 24, 1998. Other income includes the Company's 49% share of the net income of Dudley, in which the Company has a 49% equity investment, and miscellaneous other income and expense items.

    Provision for income taxes increased from $7.0 million for the three months ended January 25, 1997 to $12.7 million for the three months ended January 24, 1998, reflecting effective income tax rates of 44.5% and 45.0%, respectively. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes. In addition, the effective tax rates were increased to reflect the incurrence of non-deductible goodwill amortization expense. The provision for income taxes for the three months ended January 25, 1997 also was increased to reflect the incurrence of non-deductible, non-recurring acquisition costs, and was decreased because several of the companies included in the results for such period, which were acquired in business combinations accounted for under the pooling-of-interests method, were not subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations prior to being acquired by the Company. As discussed above, the Company does not expect that it will be able to complete poolings in the near future. The Company's effective tax rate, therefore, may be higher in future periods than it has been previously, because the effect of acquiring subchapter S corporations in business combinations accounted for under the pooling-of-interests method will not be available to the Company for a period of time.

    Income from discontinued operations increased 54.5%, from $2.0 million for the three months ended January 25, 1997, to $3.1 million for the three months ended January 24, 1998. See Note 2 of the Company's Notes to Consolidated Financial Statements.

    Nine Months Ended January 24, 1998 Compared to Nine Months Ended January 25, 1997

    Consolidated revenues increased 28.8%, from $1,498.3 million for the nine months ended January 25, 1997, to $1,930.1 million for the nine months ended January 24, 1998. This increase was primarily due to acquisitions. Revenues for the nine months ended January 24, 1998 include revenues from 111 companies acquired in business combinations accounted for under the purchase method after the beginning of fiscal 1997 (the "Fiscal 1997 and 1998 Purchased Companies"). Revenues for the nine months ended January 25, 1997 include revenues from 54 of the Fiscal 1997 and 1998 Purchased Companies for a portion of such period. This increase was partially offset by a reduction in the increase in international revenues due to the devaluation of the New Zealand and Australian dollars versus the USD. Because revenues generated in New Zealand and Australia contributed approximately one-third of the Company's consolidated revenues during this period, management estimates that currency devaluation had the effect of reducing the Company's reported consolidated revenues (in U.S. dollar terms) by approximately 3.8%.

    International revenues increased 36.5%, from $488.8 million, or 32.6% of consolidated revenues, for the nine months ended January 25, 1997, to $667.4 million, or 34.6% of consolidated revenues, for the nine months ended January 24, 1998. The increase in international revenues was primarily due to the inclusion, in the revenues for the nine months ended January 24, 1998, of revenues from 31 companies that were acquired in business combinations accounted for under the purchase method after the beginning of fiscal 1997, the most significant of which was Whitcoulls Group Limited, which the Company's wholly-owned subsidiary Blue Star Group Limited acquired in July 1996. Revenues from 14 of such companies were included in international revenues for a portion of the nine months ended January 25, 1997.

The growth in international revenues was partially reduced by a decline in the exchange rates of the New Zealand and Australian dollars against the USD. The following table details the declines in the average exchange rates of the New Zealand and Australian dollars versus the USD for the nine months ended January 24, 1998 and January 25, 1997:

                                                                                    AVERAGE EXCHANGE RATES
                                                                                  FOR THE NINE MONTHS ENDED
                                                                                 ----------------------------
                                                                                  JANUARY 24,    JANUARY 25,
                                                                                     1998           1997         DECLINE
                                                                                 -------------  -------------  -----------
New Zealand dollar.............................................................    $     .64      $     .70     $    (.06)
Australian dollar..............................................................    $     .72      $     .79     $    (.07)

    International revenues in New Zealand and Australia, calculated in their local currencies, increased 49.4% for the nine months ended January 24, 1998, as compared to the nine months ended January 25, 1997. This increase was due primarily to the inclusion, in the revenues for the nine months ended January 24, 1998, of revenues from the acquired companies discussed above.

    Gross profit increased 28.1%, from $420.9 million for the nine months ended January 25, 1997, to $539.3 million for the nine months ended January 24, 1998. Gross profit as a percentage of revenues decreased from 28.1% for the nine months ended January 25, 1997 to 27.9% for the nine months ended January 24, 1998. The slight decrease in gross profit as a percentage of revenues was due primarily to a shift in revenue mix, primarily as a result of acquisitions, to revenues from traditionally lower margin products and services, partially offset by improved purchasing and rebate programs negotiated with vendors.

    Selling, general and administrative expenses increased 26.6%, from $344.5 million for the nine months ended January 25, 1997, to $436.0 million for the nine months ended January 24, 1998, primarily due to the inclusion of the results of the Fiscal 1997 and 1998 Purchased Companies. Selling, general and administrative expenses as a percentage of revenues decreased from 23.0% for the nine months ended January 25, 1997 to 22.6% for the nine months ended January 24, 1998. The decrease in selling, general and administrative expenses as a percentage of revenues was due to several factors, including
(i) a shift in revenue mix, primarily as a result of acquisitions, to revenues from products and services traditionally having lower selling, general and administrative expenses; (ii) reductions in selling, general and administrative expenses by the Company through the consolidation of certain redundant facilities and job functions; and (iii) reductions in the costs of many general and administrative expenses incurred by the Company through the negotiation of national or other large-scale contracts with the providers of certain services affecting these general and administrative expenses.

    Amortization expense increased 71.3%, from $8.1 million for the nine months ended January 25, 1997, to $13.8 million for the nine months ended January 24, 1998. This increase is due exclusively to the increase in the number of purchase acquisitions, including the 12 acquisitions that were originally planned to be accounted for under the pooling-of-interest method but were restated as purchase acquisitions as a result of the Strategic Restructuring Plan, included in the results for the nine months ended January 24, 1998 versus the nine months ended January 25, 1997.

    The Company incurred non-recurring acquisition costs of approximately $7.3 million during the nine months ended January 25, 1997, in conjunction with business combinations that were accounted for under the pooling-of-interests method.

    Interest expense, net of interest income, increased 20.9% from $21.5 million for the nine months ended January 25, 1997, to $26.0 million for the nine months ended January 24, 1998. This was due primarily to a reduction in interest income during the nine months ended January 24, 1998. The Company earned interest income on the proceeds from the issuance of an aggregate of $230.0 million of convertible subordinated notes in May and June of 1996 (the first quarter of fiscal 1997). These proceeds were subsequently used to fund a portion of the cash consideration used in business combinations. Interest expense has remained relatively consistent, as steadily increasing borrowings and a declining cash position have been offset by the repayment of debt from the proceeds of a stock offering in January 1997 and declining interest rates.

    Other income increased 56.4%, from $4.1 million for the nine months ended January 25, 1997, to $6.4 million for the nine months ended January 24, 1998. Other income for the nine months ended January 24, 1998 of $6.4 million consisted primarily of a $4.7 million marketing fee, a gain on the sale of an investment and the Company's 49% share of the net income of the Company's 49% equity investment in Dudley. The Company acquired its 49% interest in Dudley in November 1996. Other income for the nine months ended January 25,

1997 of $4.1 million consisted primarily of a foreign currency gain of $3.4 million. Although management is pursuing additional opportunities to generate other income from arrangements with third parties that desire access to the Company's distribution network and customer base, management cannot predict whether or when such opportunities will be realized, or what amount of other income might be available to the Company.

    Provision for income taxes increased from $18.2 million for the nine months ended January 25, 1997 to $32.5 million for the nine months ended January 24, 1998, reflecting effective income tax rates of 41.8% and 46.6%, respectively. The increase in the provision for income taxes is primarily the result of income from continuing operations before extraordinary item increasing from $43.6 million for the nine months ended January 25, 1997 to $69.8 million for the nine months ended January 24, 1998. During both periods, the effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, plus appropriate state and local taxes. In addition, the effective tax rates were increased to reflect the incurrence of non-deductible goodwill amortization expense. The provision for income taxes for the nine months ended January 25, 1997 was also increased to reflect the incurrence of non-deductible, non-recurring acquisition costs, and was decreased because several of the companies included in the results for such period, which were acquired in business combinations accounted for under the pooling-of-interests method, were not subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations prior to being acquired by the Company.

    Income from discontinued operations increased 24.8%, from $20.4 million for the nine months ended January 25, 1997, to $25.5 million for the nine months ended January 24, 1998. See Note 2 of the Company's Notes to Consolidated Financial Statements.

    During the nine months ended January 25, 1997, the Company incurred an extraordinary item of $612,000, which represents the aggregate expenses, net of the expected income tax benefit, associated with the early termination of the Company's $50 million credit facility with First Bank National Association.

LIQUIDITY AND CAPITAL RESOURCES

    At January 24, 1998, the Company had cash of $45.3 million and working capital of $134.0 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at January 24, 1998, was approximately $1.9 billion. On a pro forma basis, at January 24, 1998, the Company (reflecting only continuing operations) had working capital of $64.9 million, long-term debt of $1.0 billion and capitalization of $1.4 billion. Such pro forma amounts give effect to the Strategic Restructuring Plan and purchase acquisitions completed subsequent to January 24, 1998 as if such transactions had occurred on January 24, 1998.

    The Company anticipates that after the Strategic Restructuring Plan is completed, its cash on hand, cash flow from operations and borrowings available from its expected refinancing of its existing bank credit facility (the "Credit Facility") will be sufficient to meet its liquidity requirements for its operations (including anticipated capital expenditures) and for its additional debt service obligations for the remainder of the calendar year.

    The Credit Facility provides the Company with a $500 million line of credit, bearing interest, at the Company's option, at the bank's base rate plus an applicable margin of up to 1.25%, or a eurodollar rate plus an applicable margin of up to 2.5%. At March 9, 1998, the Company had approximately $357.4 million outstanding under the Credit Facility, at an annual interest rate of approximately 6.5%, and $142.6 million available under the Credit Facility for acquisition and working capital purposes. Because certain elements of the Strategic Restructuring Plan would violate covenants in the Credit Facility, that facility will either have to be modified with the lenders' consent or refinanced. The Company currently expects to finance the aggregate cost of purchasing shares in the Tender Offer (approximately $1 billion) with the net proceeds of the Equity Investment, additional senior secured bank debt, and the net proceeds from the issuance of subordinated debt securities. The Company is currently engaged in discussions with potential lenders and investment banks regarding financing for the Tender Offer and refinancing of the Credit Facility. The Company expects that it will be able to obtain the necessary financing on acceptable terms. However, to date, no commitments have been obtained and there can be no assurance that financing for the Tender Offer will be obtained on acceptable terms. In connection with the completion of the Strategic Restructuring Plan, the Company expects to incur approximately $800 million of additional indebtedness. The Company also expects to incur significant transaction (including financing) costs and expenses. If the Company were unable to refinance its Credit

Facility, the Company would be forced to pursue alternative strategies to complete the Strategic Restructuring Plan. See "--Factors Affecting the Company's Business."

    During the nine months ended January 24, 1998, net cash provided by operating activities was $36.8 million. Net cash used in investing activities was $99.5 million, including $33.6 million used for acquisitions, $28.2 million used for additions to property and equipment and $40.8 million paid to Dudley to satisfy the remaining commitment related to the Company's 49% equity investment in Dudley. Net borrowings increased $62.6 million during the nine months ended January 24, 1998, primarily to fund the purchase prices of acquisitions, to repay higher-cost debt assumed in acquisitions and to fund the remaining equity investment in Dudley. Discontinued operations used $3.8 million of cash during the nine months ended January 24, 1998.

    During the nine months ended January 25, 1997, net cash used in operating activities was $9.2 million, which resulted primarily from a decrease in accounts payable due to the Company's aggressive policy of taking negotiated cash discounts. Net cash used in investing activities was $390.5 million, including $323.8 million used for acquisitions, $15.9 million used for additions to property and equipment and $41.3 million paid to Dudley as the initial payment related to the Company 49% equity investment in Dudley. Net borrowings increased $244.7 million during the nine months ended January 25, 1997, primarily to fund the purchase prices of acquisitions, to repay higher-cost debt assumed in acquisitions and to fund the initial equity investment in Dudley. The Company also received $41.9 million in cash as a result of the sale of common stock during the period. Discontinued operations used $3.2 million of cash during the nine months ended January 25, 1997.

    During the nine months ended January 24, 1998, the New Zealand and Australian dollars weakened against the USD. The New Zealand exchange rate declined from $0.69 USD at April 27, 1997 to $0.58 USD at January 24, 1998. The Australian exchange rate declined from $.78 USD at April 27, 1997 to $.66 USD at January 24, 1998. This resulted in a reduction in stockholders' equity, through a cumulative translation adjustment, of approximately $105.5 million, reflecting the impact of the declining exchange rate on the Company's investments in its New Zealand and Australian subsidiaries.

    Subsequent to January 24, 1998 and through March 9, 1998, the Company has completed three business combinations related to continuing operations for an aggregate cash purchase price of $18.3 million and one business combination related to discontinued operations for a cash purchase price of $13.3 million

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

    The Company's business is subject to seasonal influences. The Company's historical revenues and profitability in its core office products business have been lower in the first two quarters of its fiscal year, primarily due to the lower level of business activity in North America during the summer months. The seasonality of the core office products business, however, is expected to be impacted by the seasonality of the Company's other operations, which have expanded through acquisitions. For example, the revenues and profitability of the Company's operations in New Zealand and Australia have generally been higher in the Company's third quarter. As the Company's mix of businesses evolves through future acquisitions, these seasonal fluctuations may continue to change.

    Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold, general economic conditions, and the retroactive restatement in accordance with generally accepted accounting principles of the Company's consolidated financial statements for acquisitions accounted for under the pooling-of-interests method. Moreover, the operating margins of companies acquired by the Company may differ substantially from those of the Company, which could contribute to the further fluctuation in its quarterly operations. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

INFLATION

    The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1997 or the first three quarters of fiscal 1998.

FACTORS AFFECTING THE COMPANY'S BUSINESS

    A number of factors, including those discussed below, may affect the Company's future operating results. Where indicated, the following discussion addresses factors that management believes will be applicable to the Company's business upon completion of the Strategic Restructuring Plan.

    U.S. Office Products' aggressive acquisition program has produced a significant increase in sales, employees, facilities and distribution systems. While the Company's decentralized management strategy, together with operating efficiencies resulting from the elimination of duplicative functions and economies of scale, may present opportunities to reduce costs, such strategies may initially require additional costs and expenditures to expand operational and financial systems and corporate management administration. Because of the various costs and possible cost-savings strategies, historical operating results may not be indicative of future performance. There also can be no assurance that the pace of the Company's acquisitions will not adversely affect efforts to implement cost-savings and integration strategies and to manage operations and acquisitions profitably. Delays in implementing planned integration and consolidation strategies, or the failure of such strategies to achieve anticipated cost savings, also could adversely affect the Company's results.

    U.S. Office Products has historically depended upon both acquisitions and internal growth to increase its earnings. Management expects that in the future, the Company will continue to pursue an aggressive acquisition program, although it is expected that future growth will be driven more significantly by expansion and improvement of existing operations. See "--Introduction." There can be no assurance that U.S. Office Products will be successful in completing future acquisitions or in implementing its internal growth strategies. In addition, acquired companies may not achieve future sales and profitability levels that justify the prices that the Company paid to acquire them. Acquisitions also may involve a number of special risks that could have a material adverse effect on future operations and financial performance, including diversion of management's attention; unanticipated declines in revenues or profitability following acquisition; difficulties with the retention, hiring and training of key personnel; risks associated with unanticipated business problems or legal liabilities; and the amortization of acquired intangible assets, such as goodwill.

    As a result of the Tender Offer and the Distributions, U.S. Office Products will be precluded from completing business combinations under the pooling-of-interests accounting method for a period up to 6-9 months. Any business combinations that U.S. Office Products completes during this period will have to be accounted for under the purchase method. Under the purchase method of accounting, U.S. Office Products will have to record goodwill for each such acquisition, in an amount equal to any excess of the purchase price paid for the acquired company over the fair market value of the acquired company's net assets. Under the pooling-of-interests method, no goodwill is recorded in connection with the acquisition of a pooled company, and there is no corresponding expense associated with the amortization of such goodwill.

    Approximately $917.0 million, or 45.4% of the Company's pro forma total assets as of January 24, 1998, represents intangible assets, the substantial majority of which is goodwill. This amount will increase to the extent that U.S. Office Products acquires additional companies under the purchase method of accounting. The Company amortizes goodwill on a straight-line method over a period of up to 40 years. The amount amortized in a particular fiscal period is a non-cash expense that reduces the Company's net income. As a result of the accounting for the acquisition of Mail Boxes Etc. ("MBE") under the purchase method (rather than the pooling-of-interests method that had been intended at the time of the acquisition), the Company's amortization charge will increase by approximately $6.5 million annually. The substantial majority of goodwill also is not a deductible expense for U.S. federal income tax purposes. The Company expects that its effective tax rate will be higher than the federal statutory rate, because its net earnings will be reduced by a significant amount of non-deductible goodwill charges.

    The Company is currently reviewing the year 2000 compliance of software that it uses in its business. The Company's Trinity system, which it is currently installing throughout its North American Office Products Group operations as the core operations system, is year 2000 compliant. However, the Company's operating subsidiaries are, in some cases, using billing or other software that is not year 2000 compliant. Based upon information that the Company has collected from its operating subsidiaries, it expects to be able to achieve year 2000 compliance in 1999 and does not expect that the cost of making necessary adaptations will be material to the Company. If the Company cannot make the necessary adaptations on a timely basis, or if the costs are greater than expected, the Company's business could be adversely affected.

    Management intends to continue to focus significant attention and resources on international operations and expects foreign revenues to continue to represent a significant portion of the Company's total revenues. The factors described in this section that apply to U.S. Office Products' domestic operations also may affect the Company's foreign operations. In addition, the Company's foreign operations are subject to a number of other risks, including currency exchange rates, new and different legal, regulatory and competitive requirements, difficulties in staffing and managing foreign operations, and risks specific to different business lines that the Company may enter.

    U.S. Office Products expects to incur substantial additional borrowings in connection with the Tender Offer. See Note 1 of the Company's Notes to Consolidated Financial Statement and "--Liquidity and Capital Resources." This substantial increase in U.S. Office Products' leverage could have material consequences to U.S. Office Products and the holders of common stock, including, but not limited to, the following: (i) U.S. Office Products' ability to obtain additional financing in the future for acquisitions, working capital, capital expenditures, and general corporate or other purposes may be impaired, (ii) a substantial portion of U.S. Office Products' cash flow will be required for debt service and, as a result, will not be available for other purposes; and (iii) U.S. Office Products' level of indebtedness could make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions. In addition, it is expected that the Company's financing agreements will contain covenants that may restrict its ability to take certain actions (such as buying or selling assets, paying dividends, making capital expenditures, or engaging in other transactions). If U.S. Office Products is unable to service its indebtedness, it will be forced to pursue one or more alternative strategies, such as selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. The Company's management does not have experience operating a business with a substantial amount of leverage. CD&R has substantial experience supporting management in operating in a leveraged environment.

    U.S. Office Products operates in a highly competitive environment. It generally competes with a large number of smaller, independent companies, many of which are well-established in their markets. In addition, in North America, the North American Office Products Group competes with five large office products companies, each of which has significant financial resources. No assurances can be give that competition will not have an adverse effect on the Company's business.

    U.S. Office Products acquired MBE in November 1997. Various factors may affect MBE's business, including recent changes in MBE's senior management, the reliance of MBE franchisees on United Parcel Service for ground shipping services, the limited control that MBE has over its franchisees, the impact of government regulation of MBE as a franchisor, the historically litigious nature of franchise relationships and the growing competition from the United States Postal Service.

    As part of the Strategic Restructuring Plan, it is expected that CD&R will acquire shares of U.S. Office Products common stock representing 24.9% of the outstanding shares of the Company's common stock after giving effect to the issuance of such shares. CD&R also will purchase warrants that give it the right to acquire additional shares of common stock in the future. Under the Investment Agreement that CD&R and the Company signed on January 12, 1998 (the "Investment Agreement"), CD&R will have, among other things, the right (subject to certain conditions) to nominate three of the nine members of the U.S. Office Products Board of Directors, including the Chairman of the Board, and certain Board decisions will be subject to super-majority voting provisions that, in certain circumstances, may require the concurrence of at least one director nominated by CD&R. Matters subject to super-majority Board approval include (i) the issuance of new shares in excess of certain amounts specified in the Investment Agreement, (ii) certain business combinations,
(iii) a disposition by the Company of all or substantially all of its assets,
(iv) a major recapitalization, dissolution, or liquidation of the Company, or
(v) an amendment of the Company's Charter or By-Laws that is inconsistent with the terms of the Investment Agreement. CD&R's significant ownership of U.S. Office Products common stock may permit CD&R to influence significantly matters requiring the approval of the Company's stockholders. The super-majority Board voting requirements may give CD&R the ability to block the approval of certain actions requiring the super-majority vote of the Board. Together, this ownership position and the Board voting requirements may have the effect of discouraging (or possibly preventing) a future change in control of U.S. Office Products.

    In addition, the super-majority Board voting requirement may have the effect of limiting the Company's future use of equity to acquire businesses, raise capital, or provide employees with long-term incentives.

    The Distributions involve complex tax considerations. The Company will receive an opinion from its counsel that for U.S. federal income tax purposes, the Distributions should qualify as tax-free spin-offs under
Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"). The Company will not seek a ruling from the Internal Revenue Service (the "IRS") with respect to the U.S. federal income tax consequences of the Distributions. The IRS could take the position that the Distributions do not qualify as tax-free spin-offs. If the Distributions fail to qualify under
Section 355 of the Code as tax-free spin-offs, both the Company and those persons who hold U.S. Office Products common stock on the record date of the Distributions will be subject to U.S. federal income tax liabilities as a result of the Distributions.

    In connection with the Distributions, the Company will enter into an agreement with the Spin-Off Companies to allocate responsibility for the tax liabilities to U.S. Office Products if the Distributions fail to qualify as tax-free spin-offs. This agreement is expected to provide that if any Spin-Off Company does (or fails to do) something that materially contributes to the Distributions being deemed taxable, the Spin-Off Companies will jointly and severally indemnify U.S. Office Products for losses resulting from the additional tax liabilities. If the Distributions are found to be taxable, but if neither the actions nor the inactions of the Company and the Spin-Off Companies has caused such a result, the Company and the Spin-Off Companies will share the resulting tax liabilities on a pro rata basis, based on the value of each company's common stock after the Distributions. There can be no assurance that the Company, if it needs to seek indemnification from the Spin-Off Companies, will be successful in recovering the full amount of the losses caused by the Distributions being deemed to be taxable transactions.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        10.1 Services Agreement, dated January 13, 1998, between the Company and Jonathan J. Ledecky

        11.1 Statement regarding computation of net income per share

        27   Financial Data Schedule

    (b) Reports on Form 8-K

        During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

        i. Form 8-K dated November 5, 1997 and filed with the Commission on November 16, 1997 reporting information under Item 5.

        ii. Form 8-K dated November 20, 1997 and filed with the Commission on November 24, 1997 reporting information under Item 5.

            Financial statements filed:

            (a) Consolidated financial statements of the Company as of April 30, 1996, April 26, 1997 and July 26, 1997 (unaudited) and for the fiscal years ended April 30, 1995 and 1996, April 26, 1997 and for the three months ended July 27, 1996 (unaudited) and July 26, 1997 (unaudited.)

            (b) Supplemental consolidated financial statements of the Company as of April 30, 1996, April 26, 1997 and July 26, 1997
                  (unaudited) and for the fiscal years ended April 30, 1995 and 1996, April 26, 1997 and for the three months ended July 27, 1996 (unaudited) and July 26, 1997 (unaudited.)

            (c) Financial statements of McCollam Printers Limited and Subsidiaries as of March 31, 1997 and 1996 and for the fiscal years ended March 31, 1997 and 1996.

        i. Form 8-K dated December 24, 1997 and filed with the Commission on December 24, 1997 reporting information under Item 5.

            Financial statements filed:

            (a) Consolidated financial statements of the Company as of April 30, 1996, April 26, 1997 and October 25, 1997 (unaudited) and for the fiscal years ended April 30, 1995 and 1996, April 26, 1997 and for the six months ended October 26, 1996 (unaudited) and October 25, 1997 (unaudited.)

            (b) Supplemental consolidated financial statements of the Company as of April 30, 1996, April 26, 1997 and October 25, 1997 (unaudited) and for the fiscal years ended April 30, 1995 and 1996, April 26, 1997 and for the six months ended
                  October 26, 1996 (unaudited) and October 25, 1997 (unaudited.)

        iv. Form 8-K dated January 12, 1998 and filed with the Commission on January 16, 1998 reporting information under Items 5 and 7.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    U.S. OFFICE PRODUCTS COMPANYMARCH 10, 1998

   MARCH 10, 1998                                 BY:/s/ Thomas I. Morgan
---------------------                                --------------------------
      Date                                           Thomas I. Morgan
                                                     Chief Executive Officer


   MARCH 10, 1998                                 BY:/s/ Donald H. Platt
---------------------                                --------------------------
      Date                                           Donald H. Platt
                                                     Chief Financial Officer

                                 EXHIBIT INDEX

 NO.                              EXHIBIT                                  Page
-----      ----------------------------------------------------------    -------
10.1       Services Agreement, dated January 13, 1998,
           between the Company and Jonathan J. Ledecky

11.1       Statement regarding computation of net income per share

27         Financial Data Schedule