Form 10-K
period 1998-04-25
US OFFICE PRODUCTS CO
filed 1998-07-23
CIK 934852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 25, 1998

                        COMMISSION FILE NUMBER 000-25372

                          U.S. OFFICE PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                 52-1906050
            (State or Other Jurisdiction of                                   I.R.S. Employer
             Incorporation or Organization)                                  Identification No.
      1025 THOMAS JEFFERSON AVENUE, NW, SUITE 600E                                 20007
                    WASHINGTON, D.C.                                             (Zip Code)
        (Address of principal executive offices)

       Registrant's telephone number, including area code: (202) 339-6700

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE.

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

                                 Yes _X_    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. __

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 13, 1998 was $613,894,298.

As of July 13, 1998, 36,514,159 shares of the Registrant's common stock, $.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for 1998 annual meeting of U.S. Office Products Company (to be filed).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND," "MAY," "WILL" AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO U.S. OFFICE PRODUCTS COMPANY ("U.S. OFFICE PRODUCTS" OR THE "COMPANY") OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS AFFECTING THE COMPANY'S BUSINESS." THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

ITEM 1. BUSINESS

COMPANY OVERVIEW

    The Company is one of the world's leading suppliers of a broad range of office products and business services to corporate customers. Through its North American Office Products Group ("NAOPG"), the Company provides office supplies, office furniture and office coffee, beverage and vending services primarily to middle-market companies (25 to 500 employees). Based on current revenues, NAOPG is one of the largest contract stationers in the United States. Outside North America, the Company's Blue Star Group Limited ("Blue Star") is a leading supplier of office products and services in New Zealand and Australia, and the Company owns a 49% interest in Dudley Stationery Limited ("Dudley"), the second largest contract stationer in the United Kingdom. With its November 1997 acquisition of Mail Boxes Etc. ("MBE"), the Company expanded into the high-growth small office and home office ("SOHO") market. MBE is the world's largest franchisor of local postal, packaging, business and communications service centers with approximately 3,600 outlets worldwide.

    Since its founding in October 1994, the Company has grown primarily through an aggressive acquisition program, which has included the purchase of more than 230 businesses in the United States and internationally. The Company has focused on acquiring successful, established companies with experienced management and sales presence in specific geographic, product or service markets. It adheres to a rigorous due diligence and financial review process in acquiring target companies.

    In June 1998, the Company completed a comprehensive restructuring plan (the "Strategic Restructuring Plan") which consisted of a number of elements, including a self-tender offer (the "Equity Tender") by the Company for its common stock, $.001 par value per share (the "Common Stock"), including Common Stock underlying vested and unvested stock options, distributions (the "Distributions") by the Company to its stockholders of shares of common stock of four separate companies (the "Spin-Off Companies") created to conduct the Company's former technology solutions, print management, educational supplies and corporate travel services businesses, and an equity investment in the Company (the "Equity Investment") by an affiliate (the "Investor") of an investment fund managed by Clayton, Dubilier & Rice, Inc ("CD&R"). For further details about the elements of the Strategic Restructuring Plan, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction."

    The Company is now transitioning into a new stage of development, less reliant on acquisitions and more focused on operational efficiencies, organic growth and improved profit margins. To execute this new strategy the Company is implementing new product, sales and marketing programs to leverage its extensive sales force and existing distribution channels. In addition, the Company is centralizing a number of common business functions, such as purchasing, distribution, inventory management and information systems. Furthermore, the Company is systematically consolidating the operations of businesses located within the same geographic areas into large, centrally-located regional warehouses, known as district fulfillment centers ("DFCs"). Through DFCs, the Company believes it can achieve greater regional efficiencies and economies of scale in purchasing, distribution and asset utilization. At the same time, the

Company continues to encourage entrepreneurial innovation and management of customer relationships at the local level. The Company believes that its organizational structure combines the best elements of both centralized and decentralized management for its business.

MARKET OVERVIEW

    UNITED STATES

    The office products and business services market in the United States includes office supplies, office furniture, and office coffee, beverage and vending services. Business customers can be generally divided into three segments: (i) large corporate (more than 500 employees), (ii) middle-market (25 to 500 employees) and (iii) SOHO (fewer than 25 employees). Set forth below is an overview of the major business products supplied by the Company and the customer segments for which it competes.

    OFFICE SUPPLIES. According to independent research reports, the office supplies market in the United States generates over $60.0 billion in annual revenues. Office supplies include a broad array of products including desktop accessories, writing instruments, paper products, computer consumables and business machines. Historically, office supplies have been sold through three distribution channels: (i) traditional retailers (which now include discount superstores); (ii) mail order (or direct mail) marketers; and (iii) direct-to-business suppliers ("contract stationers" such as the Company's NAOPG). Independent estimates indicate that retailers generate approximately $30.0 billion in annual revenues, and contract stationers generate approximately $30.0 billion in annual revenues.

    In recent years, as industry participants have sought to take advantage of economies of scale, the retail and contract stationer distribution channels have undergone significant consolidation with several large companies emerging in each channel. Additionally, while most office supply businesses traditionally operated in just one of the three distribution channels, more recently the Company and many of its large competitors have sought to enter more than one of these channels as a way of expanding their revenues and customer bases. Despite recent consolidation and "cross channel" activity, the office supplies market remains highly fragmented, with more than 4,300 independent suppliers representing a significant portion of the U.S. market. With pro forma revenues of $1.1 billion in office supplies for the fiscal year ended April 25, 1998, the Company believes it has approximately 4% of the approximately $30.0 billion U.S. contract stationer market.

    OFFICE FURNITURE. The U.S. office furniture market generates approximately $12.0 billion in annual revenues and can be divided into three segments: catalog, middle-market and contract furniture. Catalog furniture items include such office commodities as low-priced chairs, file cabinets and computer stands. Such furniture is sold by direct marketers, retailers and contract stationers through catalog mailings. Middle-market furniture is of higher quality and functionality than commodity furniture items and is available through retailers and contract stationers. Contract furniture is high quality, includes customized office configurations, often involves a service component and is usually purchased on a project basis when offices are opened or remodeled. Contract furniture is typically sold through dealers affiliated with furniture manufacturers. The Company believes that several thousand companies sell office furniture to the corporate market. With pro forma revenues of approximately $600.0 million in office furniture for the fiscal year ended April 25, 1998, the Company believes it has approximately a 5% share of the U.S. market.

    Office Coffee, Beverage and Vending Services. The Company believes that the office coffee services industry in the United States generates approximately $3.0 billion in annual revenues and is highly fragmented. The Company had pro forma revenues in this segment for the fiscal year ended April 25, 1998 of approximately $110.0 million (including approximately $30.0 million in vending services revenues), giving it approximately a 4% share of this market.

    BUSINESS RELATED SERVICES. Superstores and a variety of specialty companies provide business-related services such as copying, graphic arts, printing, packaging, delivery, fax and computer services. The business services market, targeted mainly at middle-market and SOHO customers, is highly fragmented and includes many medium to small sized independent outlets.

    BUSINESS CUSTOMERS. Customers for office supplies, office furniture and office coffee can be divided into three segments: middle market corporate, large corporate and SOHO.

    The middle-market corporate segment has been the primary focus of NAOPG's sales efforts because the Company believes that it offers greater growth potential and higher margins than the large corporate segment. The Company believes that, as compared to large corporate customers, middle-market companies place a relatively higher value on the quality of service, including order fill rates and dependable delivery.

    Historically, contract stationers have been the primary providers of office supplies to middle-market customers, with mail order marketers and traditional retail dealers playing secondary roles. Superstore chains and mail order marketers have attempted to gain market share in this segment by providing delivery services and allowing credit card purchases. However, the Company believes that superstores and mail order marketers have achieved only limited penetration because they do not provide the level of service often requested by customers in this segment.

    Businesses in the large corporate segment often negotiate contract pricing on many of the office products they routinely purchase, and the Company believes that this segment places a relatively higher value on low product pricing. As a result, the large corporate segment tends to generate lower gross profit margins for suppliers. The large corporate segment has historically been served by contract stationers, and the Company believes that this segment is currently the primary focus of several of its largest competitors.

    The SOHO segment consists of home offices, telecommuters and small businesses. The SOHO market has grown from 25 million people in 1993 to approximately 47 million people in 1997. According to the U.S. Bureau of Labor Statistics, the SOHO market for office supplies and related business services is currently a $54.0 billion market, and is expected to continue to grow. In addition to office supplies, SOHO customers purchase a variety of business services such as printing, packaging, fax and computer services. This market is highly fragmented with products and services offered by superstores, mail order marketers, medium to small independent outlets, and specialty service providers such as copy centers and quick print centers. MBE specifically targets this high-growth customer segment.

    INTERNATIONAL

    The Company has operations in New Zealand and Australia and a 49% ownership interest in Dudley in the United Kingdom. The business products market is more consolidated in New Zealand and Australia than in the United States. Additionally, given the relatively small size of these economies, suppliers of business products often offer a broader range of complementary products and services than in the United States. Blue Star is the largest office products supplier in New Zealand and the second largest in Australia. With pro forma revenues of approximately $940.0 million for the fiscal year ended April 25, 1998, Blue Star has a significant share of the office products market in New Zealand and Australia. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact of recent declines in the value of the New Zealand and Australian dollars on the reported results and financial condition of the Company. In the United Kingdom, contract stationers offer a similar product offering to that of their counterparts in the United States. Office products superstores in the United Kingdom have a relatively smaller share of the office products market than do office products superstores in the United States. As a result of several recent acquisitions, Dudley currently has annualized revenues of over $200.0 million, and the Company believes that Dudley is the second largest contract stationer in the United Kingdom.

BUSINESS STRATEGIES

    The Company's goal is to be the leading provider of office products and business services in the United States and select international markets, with an emphasis on serving middle-market businesses and expanding its role in serving the high-growth SOHO market. Key elements of the Company's strategies in pursuit of this goal include the following:

    IMPROVE PROFIT MARGINS AND ASSET UTILIZATION. To achieve greater operating efficiencies, profit margins and asset utilization, the Company intends to:

    - Consolidate and eliminate redundant facilities, operating systems and business functions by developing DFCs to service defined geographic territories; rationalize overlapping operations; and combine general and administrative corporate functions.

    - Develop and implement strategic pricing plans and improve inventory selection and turnover, control and distribution systems to reduce handling, storage and overhead costs.

    - Integrate operating, distribution and information systems among business entities through continued implementation of the Company's proprietary Trinity 2.0 software and other information technology improvements.

    - Continue to seek additional volume discounts and rebates from third-party vendors through increased sales.

    - Dispose of or sublease surplus real estate and fixed assets.

    FOCUS ON ORGANIC GROWTH. The Company intends to pursue aggressively the following initiatives to increase revenues through organic growth:

    - Expand the Company's product lines and services in certain markets through broadened catalog offerings and development of "greenfield" (start-up) operations.

    - Develop customized catalogs, target product offerings and expand catalog distribution to promote overall revenue growth and the sale of higher margin products.

    - Pursue cross-selling opportunities both within and across business groups through customer referrals and marketing programs.

    - Promote wide-spread use of the Company's trade name, both exclusively and in conjunction with its subsidiaries' local and regional trade names, to realize the full benefits of a national identity and reputation.

    - Pursue additional strategic alliances with third-party vendors as a way of enhancing the Company's product offerings and fostering additional cross-selling opportunities.

    PURSUE TARGETED ACQUISITIONS AND EXPAND MBE NETWORK. The Company intends to continue to:

    - Grow NAOPG by selectively acquiring additional businesses, focusing primarily on smaller companies that provide competitive benefits.

    - Evaluate and pursue select international acquisition opportunities to increase its international presence.

    - Grant additional MBE master licenses in foreign countries and expand the MBE network in the United States.

NORTH AMERICAN OFFICE PRODUCTS GROUP

    NAOPG is a leading supplier of office supplies, office furniture, and office coffee, beverage, and vending services to corporate customers in the United States. NAOPG's pro forma revenues for the fiscal year ended April 25, 1998 were approximately $1.8 billion, accounting for the largest portion of the Company's revenues among its business groups. NAOPG has focused primarily on middle-market businesses which it believes tend to place relatively greater value on the quality of service than large corporate businesses.

    During fiscal 1998, NAOPG was reorganized into 31 districts divided among four geographic regions. A district president oversees each district and reports to a regional vice president who manages each region. NAOPG has continued to centralize common business functions and has accelerated its efforts to implement a hybrid organizational structure that uses centralized and decentralized management. Management believes that this structure allows the Company to achieve certain economies of scale associated with a large organization while maintaining the kind of flexible and responsive level of service to its customers that is characteristic of a smaller organization. Through the Company's centralized management (located at corporate headquarters, larger operating subsidiaries or within the DFCs), the Company can leverage its size and scale in the areas of purchasing, inventory management and distribution, accounting, human resources and management information systems. Customer-oriented functions, including sales, marketing, customer service, credit and collections, are decentralized and managed locally.

    PRODUCTS AND SERVICES

    NAOPG offers the following categories of products:

    OFFICE SUPPLIES. In the contract stationer market, NAOPG offers over 33,000 different items such as desktop accessories, writing instruments, paper products, computer consumables and business machines. The Company believes that it offers a broader assortment of office supplies than any of its contract stationer competitors. NAOPG also operates approximately 30 retail outlets, primarily in Northern California under the McWhorter's name, that sell office supplies, gifts and related products, primarily to consumers and to the SOHO market.

    The Company generally provides next-day delivery of ordered items and, on request, same-day delivery. This "just in time" service enables customers to reduce overhead cost by reducing inventory and associated personnel and space requirements. The Company obtains office products from many sources, including manufacturers and wholesalers, and maintains and warehouses certain frequently ordered items.

    OFFICE FURNITURE. NAOPG sells catalog, middle-market, contract and remanufactured furniture and provides other related furniture services. Both contract stationer businesses and specialized dealers principally serve the office furniture market. NAOPG focuses on products and services that traditionally have higher profit margins, such as middle-market furniture, refurbished and remanufactured furniture, moving and storage services, furniture installation services, furniture rentals and asset management. During fiscal 1998, NAOPG initiated an office furniture rental program which offers customers a limited catalog selection of lower to medium-priced furniture for rental. This program is currently being implemented in test markets and is expected to be expanded nationwide within approximately twelve months.

    OFFICE COFFEE, BEVERAGE AND VENDING SERVICES. NAOPG provides and installs coffee brewing equipment in a customer's office at no charge but requires customers to purchase, on an ongoing basis, a minimum volume of coffee and related items. NAOPG generally also offers a wide assortment of both coffee and related products, including creamers, sugar, stirrers, teas, sodas, juices and bottled waters, as well as snack items and all other items that are likely to be found in an employee "breakroom" or lunch room, including plastic flatware, napkins, paper cups, straws and similar items. NAOPG also installs, stocks and maintains a variety of food and beverage vending machines for business customers.

    In September 1996, the Company signed an agreement with Starbucks to act as a major distributor of Starbucks-Registered Trademark- coffee in the North American office coffee and beverage services market for five years subject to, among other things, satisfaction of certain minimum purchase requirements. The Company has developed promotional materials (including materials for its office products catalogs), and its employees have received training from Starbucks in connection with this strategic alliance. The Company believes that this strategic alliance strengthens its position in the office coffee and beverage services market and will enhance its ability to cross-sell products and services to its clients.

    SALES AND MARKETING

    NAOPG sells primarily through direct contact with customers through its approximately 2,200 sales associates. The Company generally establishes and maintains its relationships with customers by assigning a sales associate to each customer. Many of the Company's representatives conduct targeted, business segment-specific marketing in their respective sales areas. The Company intends to leverage the skills and relationships of its sales representatives by encouraging them to cross-sell multiple product lines to customers.

    The Company's catalog is a primary marketing tool used by the Company's sales representatives. The Company distributed approximately 900,000 catalogs in fiscal 1998. Sales materials, including certain catalogs, are tailored to address customer and market requirements and to take advantage of pricing and marketing programs intended to maximize gross margins by product type. The Company does not conduct significant mass-market advertising.

    Customer orders are received by the Company's sales personnel primarily by telephone or facsimile. In addition, the Company uses an electronic data interchange ("EDI") system between the Company and certain of its customers. The Company also has developed USOPNET,-TM- which includes data order capabilities through a web site on the Internet. Using such systems, customers are able to place orders directly into the Company's computer systems, manage their own inventory and generate customized usage reports and invoices. Orders to be filled are routed electronically to either the Company's local warehouse or, if the ordered item is not stocked by the Company at its local warehouse, to a wholesaler.

    OPERATING AND GROWTH STRATEGIES

    NAOPG's operating and growth strategies include: (i) integrating and consolidating business operations through establishment of DFCs; (ii) installing operating and technology systems designed to improve its operations; (iii) implementing cross-selling programs to leverage its 2,200 person national sales force; (iv) continuing to pursue targeted acquisitions; and (v) developing "greenfield" (or start-up) operations.

    DFCS. DFCs are large centralized warehouses that service entire geographic territories previously served by multiple smaller business operations. The Company believes that the establishment of DFCs will improve profit margins and asset utilization. The Company's first DFC, opened in Orlando, Florida in late 1997, supports ten NAOPG operating businesses. In fiscal 1999, the Company plans to open and/or reconfigure at least six new DFCs to support multiple operating units. Ultimately, the Company expects to establish approximately 24 DFCs. DFCs are expected to enhance the Company's ongoing efforts to rationalize redundant facilities and functions, thereby improving profit margins. Additionally, through proprietary information systems which are being introduced throughout its operations, the Company will be able to identify high-turnover items and optimize inventory management on a regional basis at DFCs. By using DFCs and relying on wholesalers to stock and supply slower moving items, the Company believes it can continue to offer the broadest merchandise assortment in the industry while also reducing inventories of low turnover products and increasing profit margins on high turnover products.

    TECHNOLOGY. The Systems House, Inc. subsidiary of the Company has developed proprietary operating and technology systems including computerized inventory management and order processing systems, computerized quotation and job costing systems and computerized logistics and distribution systems. The

Company is currently installing Trinity 2.0, an operating system developed by The Systems House, and management expects that by the end of fiscal 1999 more than half of the 31 NAOPG districts will be connected to this common operating system. NAOPG is also incorporating industry-standard technology platforms, including frame relay networks, bar coding and radio frequency technologies, at its DFCs. Trinity 2.0 and other technologies will allow the Company to process orders and track inventory and order fulfillment on a real-time basis, forecast demand by specific inventory item or stock keeping unit and generate customized usage and billing reports for its customers. Management believes that implementation of these systems throughout the Company's operations will significantly increase the speed and accuracy of order processing and fulfillment, thereby improving customer satisfaction, while also increasing inventory turns.

    CROSS-SELLING. The Company expects that its "cross-selling" program will generate internal growth by increasing sales to existing NAOPG customers. "Cross-selling" is the practice of having different businesses sell their products and services to each other's customers. For example, office supply companies within NAOPG encourage their customers to buy office furniture and office coffee, beverage and vending services from other NAOPG companies and vice-versa. Within NAOPG, management is implementing programs to encourage customers to buy a full range of products and services from NAOPG companies. NAOPG programs include customer referrals, joint marketing efforts, and other efforts designed to demonstrate to customers the advantages of purchasing multiple lines of products and services from NAOPG companies. At the end of 1997, the Company introduced an expanded catalog that promotes cross-selling and is part of an overall marketing strategy to offer customers a broader selection of products. NAOPG's cross-selling efforts also include providing sales representatives with training and selling tools to help them introduce customers to the broad line of products that is available through the Company.

    ACQUISITIONS. The Company has historically grown through acquisitions. Management believes that the vast majority of companies now available to be acquired are relatively small, with annual revenues of $20.0 million or less. While the Company intends to continue to expand NAOPG by acquiring additional businesses, in the United States it expects to target primarily smaller companies that are profitable and desirable because of their geographic location, their customer base, or their management or sales personnel. Substantially all of NAOPG's operations are in the United States with the exception of three vending operations in Canada. The Company does not expect to acquire significant additional businesses in Canada in the near future.

    GREENFIELD OPERATIONS. The Company also expects to continue to develop "greenfield" operations where management believes an attractive acquisition target does not exist to enter a strategic geographic market or where management believes it can expand revenues in an existing market by adding a new line of business (such as opening a coffee and beverage operation in a market where the Company already has a successful office supply company). Management believes that this second approach is consistent with, and will be supported by, the Company's cross-selling efforts. The Company expects to continue to focus its greenfield efforts in the office coffee and beverage operations and the new furniture rental program. As of April 25, 1998, the Company had opened approximately 20 office coffee and beverage greenfield operations serving approximately 25 markets in the United States and Canada.

OPERATIONS OUTSIDE OF NORTH AMERICA

    The Company sells office products and business services and certain other products and services in New Zealand and Australia through Blue Star and its subsidiaries. The Company acquired 51% of Blue Star in February 1996 and the remaining 49% in June 1996. Since its acquisition by the Company, Blue Star has completed 37 acquisitions to become the largest office products company in New Zealand and the second largest in Australia. In addition to Blue Star, the Company acquired its interest in Dudley in November 1996.

    PRODUCTS AND SERVICES--BLUE STAR

    OFFICE SUPPLIES AND FURNITURE. Blue Star sells office supplies, office furniture, stationery, packaging supplies and similar products to corporate, commercial and SOHO customers in New Zealand and Australia. In addition to its corporate contract stationery business, Blue Star operates more than 250 retail book and stationery stores throughout New Zealand and Australia (approximately 90 of which are franchises). These stores operate primarily under the Whitcoulls and Angus & Robertson brand names.

    BUSINESS MACHINES AND PERSONAL COMPUTERS. Blue Star's Business Solutions Group offers a range of office automation products, such as personal computers and servers, telephone systems, fax machines and photocopiers, as well as office-related services such as systems integration, project management and consulting. The Company believes that Blue Star is one of New Zealand's leading direct sellers of personal computers, with Blue Star's consumer market accounting for the largest portion of revenues. Blue Star expects to rationalize its product offerings in this part of its business and to focus on services and solutions-based products that respond to customers' particular needs.

    COMMERCIAL PRINTING. Blue Star's Print Group has a large commercial print company in New Zealand. It offers a range of printed products and related services, including commercial sheet-fed and offset printing, label manufacturing, and digital and reprographic printing. The group also provides specialized products and services for certain large customers, such as printing all of New Zealand's telephone directories and handling the pre-press printing and distribution of bills, acts and other legislative materials for the New Zealand Parliament.

    PRODUCTS AND SERVICES--DUDLEY

    OFFICE SUPPLIES. Dudley sells office products and related business services throughout the United Kingdom. With annualized revenues of over $200.0 million, Dudley is the second largest contract stationer in the United Kingdom. Dudley serves as stationer to Her Majesty the Queen and the Prince of Wales.

    SALES AND MARKETING

    Blue Star currently employs approximately 2,100 sales associates in New Zealand and Australia. Blue Star promotes sales primarily through direct marketing by its sales associates. Blue Star is actively pursuing cross-selling initiatives to increase product sales across business groups.

    OPERATING AND GROWTH STRATEGIES

    Blue Star intends to leverage its sales force to cross-sell products to its corporate and consumer customer base. To service its large corporate customers, Blue Star is establishing a unit to fulfill the single-point procurement requirements of such customers. Blue Star also will evaluate business opportunities with governments and additional large corporate accounts. Blue Star also expects to expand its retail store business through a variety of strategies, including opening new stores in selected locations, re-branding certain businesses, refurbishing certain outlets, expanding product offerings, and introducing coffee shops in selected store locations. Blue Star management expects that in the near term it will focus primarily on integrating the operations of several recent acquisitions, expanding product offerings, and developing joint marketing plans across business units.

    The Company expects to continue to consider strategic acquisitions in New Zealand and Australia. The Company believes that Blue Star's most significant growth opportunities are in Australia. The Company also expects to continue to evaluate opportunities to enter other foreign markets. During fiscal 1998, Dudley expanded significantly through acquisitions in the United Kingdom, using the funds invested by the Company.

MAIL BOXES ETC.

    MBE is the world's largest franchisor of local postal, packaging, business and communication retail service centers ("MBE Centers"). With approximately 3,600 MBE Centers in 25 countries, MBE's network is approximately ten times larger than the network of its next largest competitor. MBE's primary sources of revenues are (i) royalty and marketing fees paid by existing franchisees, (ii) fees paid by buyers of new franchises, and (iii) sales of supplies and equipment to MBE Centers.

    There are approximately 3,000 MBE Centers operating throughout the United States and approximately 600 MBE Centers serving customers outside the United States. MBE has granted master licenses in more than 61 countries abroad which allow the licensee to control the development of MBE franchises in designated territories in those countries. MBE's global network of MBE Centers sold a total of approximately $1.4 billion of products and services during fiscal 1998, a substantial amount of which was generated by SOHO customers. While MBE's revenues include only a small percentage of this amount (in the form of royalty and marketing fees paid to MBE on the sale of products and services), the Company believes that the volume of business which MBE transacts and its extensive distribution network make it an important supplier to the SOHO market.

    FRANCHISE ARRANGEMENTS

    MBE offers both individual franchises and area franchises in the United States and master licenses in foreign countries. U.S. area franchisees are granted the exclusive right to sell individual MBE franchises in their respective areas and also provide start-up assistance and continuing support for such individual franchisees. Master licenses in foreign countries provide the licensee with the exclusive right to develop and operate MBE Centers in designated territories in those countries and the right to sell individual MBE franchises to others. MBE provides its franchisees and licensees valuable services including, among other things, instruction at MBE University, operational guidance, assistance in site selection, marketing, and advertising programs.

    PRODUCTS AND SERVICES

    A typical MBE Center offers mail and parcel receiving, packaging, and shipping services through a number of carriers and provides small businesses with a wide range of products and services. These products and services generally include telephone message service, word processing, copying and printing, office supplies and communication services. Communications services typically include fax, voice mail, pagers, and wire transfers of funds. In addition, MBE Centers usually offer convenience items such as stamps, packaging supplies, stationery supplies, notary, passport photos, and money orders. Large corporations that need a national distribution system use MBE as communication centers for their field-based employees.

    SALES AND MARKETING

    MBE conducts national advertising campaigns that are designed to market the MBE brand, including televised ad campaigns during three consecutive Super Bowls (1996-1998). MBE's marketing strategies are based upon extensive market research and include campaigns directed at both the consumer and business-to-business markets. MBE is also developing programs to encourage existing MBE franchisees to acquire additional MBE franchises. The Company is also developing a program to offer MBE Center customers the convenience of on-site ordering of office supplies from NAOPG catalogs.

    OPERATING AND GROWTH STRATEGIES

    MBE's operating and growth strategies include: (i) broadening its product and services offerings; (ii) growing organically through additional strategically located express service centers; and (iii) increasing its franchise base both domestically and internationally.

    PRODUCTS AND SERVICES. MBE is pursuing several new programs to increase same-store revenues in MBE Centers. First, MBE has developed with NAOPG, in partnership with S.P. Richards Co.,-TM- a special office products catalog program for use by MBE Centers and their customers. Customers are able to use the catalog to order office products for delivery to their local MBE Center, to their offices, or to their homes. Second, MBE is developing a series of new products related to computer and Internet technology. MBE expects that these products will have applications both within MBE Centers and in customers' homes and offices and that they can be developed without material expense. Third, MBE is pursuing a program that will allow franchise owners to purchase office supplies, copy paper and other consumables more efficiently. Management believes this program will allow MBE franchisees to offer their customers a broader range of competitively priced office products. Fourth, MBE has entered into strategic alliances with United Parcel Service, Spiegel, Microsoft and Bank/One to offer MBE Center customers a broader range of products and services. MBE receives fees directly from strategic partners or from franchisees (in the form of a royalty on sales of products and services offered as a result of the strategic alliances).

    EXPRESS SERVICE CENTERS. MBE has recently introduced MBE Business Express-TM- sites, which are 24-hour self-serve, credit card-activated business centers designed to serve customers in hotels and hospitality centers, airports, convention centers, military retail outlets, and academic settings. The MBE Business Express sites include computer (including Internet access), copying, printing, and facsimile services. The sites also will allow users to connect with MBE Centers via direct-dial telephone to order or arrange for additional services such as package receipt or delivery or document reproduction.

    FRANCHISE BASE. The global network of MBE Centers has grown dramatically, with the number of MBE Centers in the United States increasing by 250 to 300 each year since 1991. MBE has implemented several new programs to market its franchises. These programs include the Conversion Store Program, which targets potential independent operators in the industry to convert to a MBE franchise; the Host Store concept, which locates MBE Centers within another retail environment; the Corporate Tour Program, in which potential franchise owners are invited to attend a tour of MBE's headquarters in San Diego and receive formal presentations by key departments; and a multiple center ownership program which is designed to encourage existing successful MBE franchisees to purchase additional centers.

    INTERNATIONAL EXPANSION. MBE plans to continue to expand the number of master licensees outside of the United States, and to continue to explore opportunities for new relationships in other countries. MBE expects that international growth will account for an increasingly significant proportion of the total growth of MBE Centers. Approximately 600 MBE Centers are currently open outside the United States, with another 40 MBE Centers under contract as new foreign outlets.

COMPETITION

    NAOPG

    NAOPG operates in a highly competitive market. The Company estimates that its NAOPG contract stationer operations have attained approximately a 4% share of the approximately $30.0 billion of annual revenues of all contract stationers in the United States. The Company believes that it has five major competitors and that the combined market share of all five of these competitors is less than 35%. The Company's five major competitors include: Boise Cascade Office Products Corporation; Corporate Express, Inc.; Office Depot; BT Office Products International, Inc.; and Staples, Inc. Two of these five competitors are divisions of discount superstore chains and two others are primarily owned by large manufacturers of office products. As the office products industry has undergone rapid consolidation, many smaller office supply companies have been acquired by larger companies or have closed. Nevertheless, the market remains highly fragmented, with more than 4,300 independent suppliers representing more than 50% of the U.S. market.

    In the contract stationery market, as well as the other markets that it serves or may in the future seek to serve, the Company believes that customers not only are concerned with the overall reduction of their office products costs, but also place an emphasis on dependability, superior levels of service and flexible delivery capabilities. The Company believes that it competes favorably with its five largest competitors in the contract stationery market on the basis of service and price. However, some of these companies have greater financial resources than the Company.

    INTERNATIONAL

    The markets in which Blue Star operates are extremely competitive. In New Zealand, the Company believes that its three main competitors are Corporate Express, Warehouse and Office Products Depots, which together with Blue Star serve the vast majority of the market. Independent operators and retail bookstore chains are the primary outlets serving the remaining market.

    In Australia, Corporate Express, Boise Cascade and Viking Office Products, Inc. are Blue Star's major competitors. However, the market remains highly fragmented with a large number of independent operators.

    MAIL BOXES ETC.

    The market for ancillary services and products served by MBE, including office supplies, telecopy and copying services, is highly fragmented with products and services being provided by national chains, medium to small independent outlets, and specialty service providers such as copy centers, quick print centers and office supply companies. In the United States, the U.S. Postal Service is the primary competitor in the SOHO market for mailing and packaging, particularly its postal service centers located in shopping centers and other locations. A growing segment of other domestic business is also being captured by discount outlets such as Staples and Office Depot. In addition, approximately 10,000 other independent or franchised postal and business service centers operate in the United States and compete with MBE.

EMPLOYEES

    The Company currently has approximately 15,382 full-time employees, a small number of whom are members of labor unions. In general, the Company considers its relations with its employees to be satisfactory.

ITEM 2. PROPERTIES

    The Company operates more than 800 facilities in various states and in New Zealand, Australia and Canada, including one facility located in Washington, D.C. for its corporate headquarters. Of these facilities, more than 90% are leased and the rest are owned. The facilities are used for retail, warehouse and office purposes, or a combination of these functions. The aggregate square footage for all facilities is approximately 9.4 million square feet, consisting of approximately 2.1 million square feet for retail use, approximately 5.5 million square feet for warehouse use and approximately 1.8 million square feet for office use.

    The terms on the Company's leases are from one month to 20 years, with the majority of the terms ranging from five to ten years. The Company generally pays market rates for its leases. The Company leases approximately 7.9 million square feet and owns approximately 1.5 million square feet.

    Approximately 280 leases, representing approximately 29% of the Company's total leased space, will expire in the next twelve months. Many of these leases contain renewal options. Where necessary, the Company intends to seek to renew or extend such expiring leases, and the Company believes that it will be able to do so on terms that are acceptable to it. When no renewal option exists or the property is no longer a desirable location for operational purposes, the Company will evaluate the local real estate market and seek to identify alternative space in sufficient time to negotiate an acceptable lease agreement prior to the expiration of the existing lease. The Company has generally been able to renew or extend its expiring leases, and enter into new leases where necessary, on acceptable terms.

    The Company believes that its facilities are and will be suitable for their respective purposes, and have adequate productive capacity for the Company's present and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

    The Company is, from time to time, a party to legal proceedings arising in the normal course of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    On April 14, 1998, a stockholder purporting to represent a class composed of all the Company's stockholders filed an action in the Delaware Chancery Court. The action names the Company and its directors as defendants, and claims that the directors breached their fiduciary duty to stockholders of the Company by changing the terms of the Equity Tender to include employee stock options. The complaint seeks injunctive relief, damages and attorneys' fees. The directors have filed an answer denying the claims against them, and the Company has moved to dismiss all claims against it. The Company believes that this lawsuit is without merit and intends to vigorously contest it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to the Company's stockholders for consideration during the quarter ended April 25, 1998.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    (a) Price Range of Common Stock.

    The following table sets forth for the periods indicated the high ask and low bid prices for the Common Stock, as reported on the Nasdaq National Market for each fiscal quarter during the last two fiscal years. On November 6, 1997, the Company effected a three-for-two split of the common stock, and on June 10, 1998, the Company effected a one-for-four reverse stock split of the common stock. The prices given below are adjusted retroactively to reflect these actions.

                                                                                                 HIGH        LOW
                                                                                               ---------  ---------
FISCAL YEAR ENDED APRIL 26, 1997
  First fiscal quarter.......................................................................  $  121.33  $   65.33
  Second fiscal quarter......................................................................  $  101.33  $   66.00
  Third fiscal quarter.......................................................................  $   99.33  $   70.00
  Fourth fiscal quarter......................................................................  $   92.67  $   53.33
FISCAL YEAR ENDED APRIL 25, 1998
  First fiscal quarter.......................................................................  $   82.33  $   58.68
  Second fiscal quarter......................................................................  $  103.67  $   68.84
  Third fiscal quarter.......................................................................  $   99.32  $   58.75
  Fourth fiscal quarter......................................................................  $   79.25  $   67.00

    APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS. The number of record holders of the Company's common stock as of July 13, 1998 was 1028. The Company believes that a substantially larger number of beneficial owners hold such shares of common stock in depository or nominee form.

    DIVIDENDS. The Company has not declared or paid any cash dividends on the Company's common stock to date and does not anticipate paying any cash dividends on its shares of common stock in the foreseeable future because it intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant. Further, the Company's credit facility restricts the Company's ability to pay dividends, permitting the payment of dividends only (i) in the form of Common Stock (or rights to purchase Common Stock) or (ii) in the event the Company makes a public offering of its Common Stock, up to 6% of the aggregate gross proceeds from such public offering.

    (b) Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial data of the Company for the five years ended April 25, 1998. The selected statement of income data and selected statement of cash flows data for the fiscal years ended April 25, 1998, April 26, 1997, and April 30, 1996 and the selected balance sheet data as of April 25, 1998 and April 26, 1997 have been derived from the Company's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP and that appear elsewhere in this Annual Report. The PricewaterhouseCoopers LLP report on the financial statements is based in part on the reports of other independent accountants, which appear elsewhere in this Annual Report. The selected statement of income data and selected statement of cash flows data for the fiscal year ended April 30, 1995 and the selected balance sheet data as of April 30, 1996 have been derived from the Company's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP not included elsewhere in this Annual Report. The selected statement of income data for the fiscal year ended April 30, 1994 and the selected balance sheet data as of April 30, 1995 and 1994 have been derived from unaudited combined financial statements of the Company not included elsewhere in this Annual Report.

                FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA(1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        FISCAL YEAR ENDED
                                                 ----------------------------------------------------------------
                                                  APRIL 25,     APRIL 26,     APRIL 30,    APRIL 30,   APRIL 30,
                                                     1998          1997          1996         1995        1994
                                                 ------------  ------------  ------------  ----------  ----------
STATEMENT OF INCOME DATA:
Revenues.......................................  $  2,611,740  $  2,115,954  $  1,061,528  $  658,494  $  523,755
Cost of revenues...............................     1,884,892     1,518,287       789,436     485,955     377,494
                                                 ------------  ------------  ------------  ----------  ----------
  Gross profit.................................       726,848       597,667       272,092     172,539     146,261
Selling, general, and administrative
  expenses.....................................       591,463       488,215       231,569     152,176     132,320
Amortization expense...........................        19,938        12,416         2,711         801         733
Non-recurring acquisition costs................                       8,001         8,057
Restructuring costs............................         6,187         4,201           682
                                                 ------------  ------------  ------------  ----------  ----------
  Operating income.............................       109,260        84,834        29,073      19,562      13,208
Interest expense...............................        37,837        36,047         8,132       3,401       2,519
Interest income................................        (1,853)       (6,857)       (3,506)       (675)       (411)
Other income...................................        (7,146)       (4,233)         (684)     (1,456)     (1,315)
                                                 ------------  ------------  ------------  ----------  ----------
Income from continuing operations before
  provision for income taxes and extraordinary
  items........................................        80,422        59,877        25,131      18,292      12,415
Provision for income taxes.....................        36,946        27,939         6,032       2,800       1,727
                                                 ------------  ------------  ------------  ----------  ----------
Income from continuing operations before
  extraordinary items..........................        43,476        31,938        19,099      15,492      10,688
Income from discontinued operations, net of
  income taxes (2).............................        23,712        26,800        15,778      15,675      10,953
                                                 ------------  ------------  ------------  ----------  ----------
Income before extraordinary items..............        67,188        58,738        34,877      31,167      21,641
Extraordinary items--losses on early
  terminations of credit facilities, net of
  income taxes.................................                       1,450           701
                                                 ------------  ------------  ------------  ----------  ----------
Net income.....................................  $     67,188  $     57,288  $     34,176  $   31,167  $   21,641
                                                 ------------  ------------  ------------  ----------  ----------
                                                 ------------  ------------  ------------  ----------  ----------

                                                                        FISCAL YEAR ENDED
                                                 ----------------------------------------------------------------
                                                  APRIL 25,     APRIL 26,     APRIL 30,    APRIL 30,   APRIL 30,
                                                     1998          1997          1996         1995        1994
                                                 ------------  ------------  ------------  ----------  ----------
Per share amounts(3):
  Basic:
    Income from continuing operations before
      extraordinary items......................  $       1.45  $       1.42  $       1.13  $     1.36  $     0.97
    Income from discontinued operations........          0.80          1.19          0.93        1.38        0.99
    Extraordinary items........................                       (0.06)        (0.04)
                                                 ------------  ------------  ------------  ----------  ----------
    Net income.................................  $       2.25  $       2.55  $       2.02  $     2.74  $     1.96
                                                 ------------  ------------  ------------  ----------  ----------
                                                 ------------  ------------  ------------  ----------  ----------
  Diluted:
    Income from continuing operations before
      extraordinary items......................  $       1.43  $       1.39  $       1.12  $     1.36  $     0.97
    Income from discontinued operations........          0.77          1.17          0.92        1.37        0.99
Extraordinary items............................                       (0.06)        (0.04)
                                                 ------------  ------------  ------------  ----------  ----------
Net income.....................................  $       2.20  $       2.50  $       2.00  $     2.73  $     1.96
                                                 ------------  ------------  ------------  ----------  ----------
                                                 ------------  ------------  ------------  ----------  ----------

                                                                          FISCAL YEAR ENDED
                                                    --------------------------------------------------------------
                                                     APRIL 25,    APRIL 26,    APRIL 30,   APRIL 30,    APRIL 30,
                                                       1998         1997         1996         1995      1994 (4)
                                                    -----------  -----------  -----------  ----------  -----------
STATEMENT OF CASH FLOWS DATA:
EBITDA (5)........................................  $   172,614  $   133,138  $    48,811  $   26,083
Net cash provided by operating activities.........       83,562       15,812       19,246       7,741
Net cash used in investing activities.............     (150,389)    (423,955)    (120,061)    (26,175)
Net cash provided by financing activities.........       76,418      277,420      257,766      22,255
Net increase (decrease) in cash and cash
  equivalents.....................................        7,995     (139,457)     158,537       7,190
                                                    -----------  -----------  -----------  ----------  -----------
                                                    -----------  -----------  -----------  ----------  -----------

                                                    APRIL 25,     APRIL 26,    APRIL 30,   APRIL 30,   APRIL 30,
                                                       1998          1997         1996        1995        1994
                                                   ------------  ------------  ----------  ----------  ----------
BALANCE SHEET DATA:
Working capital..................................  $     53,000  $    233,986  $  274,124  $   70,153  $   51,344
Total assets.....................................     2,541,427     1,711,873     805,978     259,904     172,656
Long-term debt, less current portion.............       382,174       380,209     176,230      18,841      15,112
Stockholders' equity.............................     1,486,131       921,148     394,746     128,512      77,735
                                                   ------------  ------------  ----------  ----------  ----------
                                                   ------------  ------------  ----------  ----------  ----------

------------------------

(1) As a result of the completion of the Strategic Restructuring Plan in June 1998, the Company expects that future results will differ significantly from historical results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction."

(2) The results of the Spin-Off Companies are reflected as discontinued operations for all periods presented in the Company's consolidated statement of income.

(3) The per share amounts give effect to the one-for-four reverse stock split completed by the Company in June 1998 in conjunction with the Strategic Restructuring Plan.

(4) No statement of cash flows data has been provided for the fiscal year ended April 30, 1994.

(5) EBITDA represents earnings before interest, income taxes, depreciation, amortization, non-recurring acquisition costs, restructuring costs and extraordinary items. EBITDA is provided because it is a measure commonly used by analysts and investors to determine a company's ability to incur and service its debt. EBITDA is not a measurement of performance under GAAP and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion should be read in conjunction with the Company's audited consolidated financial statements, including the related notes thereto, appearing elsewhere in this Annual Report. The Company's audited consolidated financial statements have been restated to reflect (i) the results of the businesses that were spun off to stockholders in June 1998 as part of the Company's comprehensive restructuring plan (the "Strategic Restructuring Plan") as discontinued operations; and (ii) as a result of the adoption of the Strategic Restructuring Plan, the change in accounting treatment of 22 business combinations completed during fiscal 1998, from the pooling-of-interests method to the purchase method, which resulted in the recording of approximately $422.8 million of additional goodwill (including $293.7 million related to continuing operations). In addition, except as otherwise noted, the following discussion gives effect to the one-for-four reverse stock split (the "Reverse Stock Split") completed by the Company in June 1998 in conjunction with the completion of the Strategic Restructuring Plan.

    In June 1998, the Company completed the Strategic Restructuring Plan. The principal elements of the Strategic Restructuring Plan were:

    - EQUITY TENDER OFFER. Pursuant to a self-tender offer (the "Equity Tender"), the Company repurchased 9,259,261 shares (37,037,042 shares prior to the Reverse Stock Split) of its common stock, including 1,140,186 shares (4,560,743 shares prior to the Reverse Stock Split) that were issued on exercise of vested and unvested options for common stock at $108.00 per share ($27.00 per share prior to the Reverse Stock Split) (or in the case of stock options, at $108.00 per share ($27.00 per share prior to the Reverse Stock Split) minus the exercise price of the options). The Company repurchased the shares for $934.6 million in cash. In fiscal 1999, the Company will record a non-cash compensation expense of approximately $60.0 million, before the related benefit from income taxes, related to the participation of stock options in the Equity Tender.

    - SPIN-OFF DISTRIBUTIONS. After acceptance of the shares in the Equity Tender, the Company distributed to U.S. Office Products' stockholders the shares of four separate companies (collectively, the "Spin-Off Companies"): Aztec Technology Partners, Inc. (one share for every 1.25 shares (5.0 shares prior to the Reverse Stock Split) of U.S. Office Products common stock held), Workflow Management, Inc. (one share for every 1.875 shares (7.5 shares prior to the Reverse Stock Split) of U.S. Office Products common stock held), School Specialty, Inc. (one share for every 2.25 shares (9.0 shares prior to the Reverse Stock Split) of U.S. Office Products common stock held) and Navigant International, Inc. (one share for every 2.5 shares (10.0 shares prior to the Reverse Stock Split) of U.S. Office Products common stock held). The distributions of the shares of the Spin-Off Companies are referred to as the "Distributions." The Spin-Off Companies operate U.S. Office Products' former technology solutions, print management, educational supplies and corporate travel services businesses, respectively.

    - EQUITY INVESTMENT. After the Distributions, an affiliate ("Investor") of an investment fund managed by Clayton, Dubilier & Rice, Inc., a private investment firm, acquired the following equity securities of the Company for $270.0 million: (i) approximately 9,092,106 shares (24.9%) of the Company's common stock, (ii) special warrants (the "Special Warrants") entitling Investor to purchase additional common stock in certain circumstances intended to permit Investor to maintain its 24.9% equity ownership position, and (iii) warrants (the "Warrants") entitling Investor to purchase additional shares of common stock for $405 million equal to the number of shares of common stock it purchased outright plus the number of shares it acquires or is entitled to acquire pursuant to the Special Warrants. The Warrants are exercisable at any time after June 10, 2000 until June 10, 2010. Investor did not acquire any interests in the Spin-Off Companies.

    In conjunction with the Strategic Restructuring Plan, U.S. Office Products completed the following financing transactions (the "Financing Transactions") in June 1998:

    - Pursuant to a tender offer, the Company repurchased $222.2 million of its 5 1/2% convertible subordinated notes due 2003 (the "2003 Notes") for a purchase price of 94.5% of the principal amount and accrued interest on the 2003 Notes. In fiscal 1999, the Company will record an extraordinary gain of $12.2 million, before provision for income taxes, on the early extinguishment of the 2003 Notes. In addition, in fiscal 1999, the Company will record a non-cash expense of approximately $5.3 million, before benefit from income taxes, related to the write-off of debt issue costs capitalized in connection with the issuance of the 2003 Notes.

    - Pursuant to an exchange offer, the Company exchanged $131.0 million of its 5 1/2% convertible subordinated notes due 2001 (the "2001 Notes") for 2,025,185 shares of common stock at an exchange rate of 15.461 shares of U.S. Office Products common stock for each $1,000 principal amount of the 2001 Notes, which effectively reduced the conversion price of the 2001 Notes from $76.00 to $64.68 ($19.00 and $16.17 prior to the Reverse Stock Split) while the exchange offer was open. In fiscal 1999, the Company will record a non-cash expense of $20.4 million as a result of the reduction in the conversion price of the 2001 Notes. In addition, in fiscal 1999, the Company will record a non-cash expense of approximately $3.0 million, before benefit from income taxes, related to the write-off of debt issue costs capitalized in connection with the issuance of the 2001 Notes.

    - The Company entered into a new $1,225.0 million senior secured bank credit facility (the "Credit Facility") that consists of the following (i) a $200.0 million seven-year multi-draw loan facility; (ii) a $250.0 million seven-year revolving credit facility; (iii) a $100.0 million seven-year term loan facility; and (iv) a $675.0 million eight-year term loan facility. As a result of the Company entering into the Credit Facility, the Company terminated its former credit facility which will result in the Company recording a non-cash expense of approximately $4.8 million, before benefit from income taxes, in fiscal 1999, related to the write-off of debt issue costs capitalized in connection with the former credit facility.

    - The Company issued and sold $400.0 million in 9 3/4% senior subordinated notes due 2008 (the "2008 Notes") in a private placement at 99.583% of the principal amount.

    As a result of the Strategic Restructuring Plan, the Company's consolidated financial statements reflect the results of those companies owned by the Spin-Off Companies (and thus included in the Distributions) as discontinued operations. The Company's continuing operations consist of its North American Office Products Group (which includes office supply, office furniture, and office coffee, beverage, and vending service businesses) ("NAOPG"), Mail Boxes Etc. ("MBE") which the Company acquired in November 1997, the Company's operations in New Zealand and Australia, and the Company's 49% interest in Dudley Stationery Limited, a U.K. contract stationer. The NAOPG operates primarily in the United States; it also includes three coffee and beverage businesses located in Canada.

    The Company's continuing operations derive revenues primarily from the sale of a wide variety of office supplies, office furniture, and other office products, including office coffee, beverage, and vending products and services to corporate, commercial and industrial customers. Cost of revenues represents the purchase price for office supplies, office furniture and other office products and includes occupancy and delivery costs and is reduced by rebates and discounts on inventory when such inventory is sold. Selling, general and administrative expenses represent product marketing and selling costs, customer service and product design costs, warehouse costs, and other administrative expenses.

    Following completion of the Strategic Restructuring Plan, the Company expects to focus more on expanding existing operations and improving their profitability and less on growth through acquisitions. The Company believes that the majority of its future acquisitions will be of smaller businesses and that, as a result, acquisitions will account for a much smaller percentage of the Company's overall revenue growth than in the past. See "Item 1. Business." The Company also expects that in the future it will report net income and net income per share amounts that are significantly less than the amounts that have been reported historically. Management believes that this will be the result primarily of three factors: (i) substantially higher amortization expenses as compared to prior periods (as a result of reclassifying 12 business combinations as purchase acquisitions (including the acquisition of MBE), rather than under the pooling-of-interests method, as the Company had originally intended); (ii) substantially higher interest expense, as a result of increased borrowing that the Company incurred to help finance the cost of the Equity Tender and the Financing Transactions; and (iii) higher effective income tax rates, due to increased non-deductible goodwill expense and lower income before provision for income taxes. Rather than net income and net income per share, management believes that a more meaningful indication of the Company's performance will be cash flows from operations and earnings before interest expense, provision for income taxes, depreciation expense and amortization expense ("EBITDA"). The Company expects to focus substantial attention on operating strategies intended to increase EBITDA both in absolute terms and as a percentage of revenues. As the Company derives approximately one-third of its revenues from operations in New Zealand and Australia, the Company's results of operations, cash flows and financial position will continue to be affected by fluctuations in foreign currency exchange rates, which have deteriorated significantly in New Zealand and Australia since the beginning of fiscal 1998. See "-- Liquidity and Capital Resources" and "--Factors Affecting the Company's Business."

    Consistent with the objectives of the Strategic Restructuring Plan and as part of the Company's increased focus on operational matters, the Company expects to undertake cost reduction measures including the elimination of duplicative facilities, the consolidation of certain operating functions, and the deployment of common information systems. The implementation of the cost reduction measures will involve the incurrence by the Company of certain restructuring costs. The Company is currently developing formal plans to implement such a restructuring. Once developed, any such plans will necessarily require review by the Company's senior management, and the implementation of such plans would not be initiated prior to the receipt of proper authorization by the Company's senior management. The Company has announced that it expects such a plan will be committed to in the first quarter of fiscal 1999 and estimates that the costs of such a plan may range from $80 million to $105 million, slightly more than half of which will be cash charges paid out over approximately a three year period as the Company consolidates existing facilities. The Company estimates that this charge, together with the approximately $110 million of costs associated with the Strategic Restructuring Plan (approximately $80 million of which are non-cash charges), will result in total restructuring charges of approximately $190 to $215 million. The Company expects to record all of these one-time charges in the first quarter of fiscal 1999. No authorization for any of these costs occurred during fiscal 1998.

    Except where specifically noted, the discussion of financial condition and results of operations that appears below covers only the Company's continuing operations. For additional information about the results of discontinued operations, see note 3 to the Company's audited consolidated financial statements.

    The Company's financial condition and results of operations have changed dramatically from the Company's inception in October 1994 to April 25, 1998 as a result of the Company's aggressive acquisition program. The Company completed 165 business combinations (144 related to continuing operations and 21 related to discontinued operations) from its inception through the end of fiscal 1997, 54 of which were accounted for under the pooling-of-interests method (39 related to continuing operations and 15 related to discontinued operations). During fiscal 1998, the Company completed an additional 73 business combinations (51 related to continuing operations and 22 related to discontinued operations). As a result of the Board's adoption of the Strategic Restructuring Plan in January 1998, all 73 business combinations completed during fiscal 1998 were accounted for under the purchase method. Prior to the adoption of the Strategic Restructuring Plan, 22 of the fiscal 1998 business combinations had been accounted for under the pooling-of-interests method (12 related to continuing operations, including the acquisition of MBE, and 10 related to discontinued operations). Following adoption of the Strategic Restructuring Plan, the Company restated its historical consolidated financial statements to account for these 22 business combinations under the purchase method. The Company's consolidated financial statements give retroactive effect to the business combinations accounted for under the pooling-of-interests method during fiscal 1997 and 1996 and include the results of companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates.

    Due to the Company's growth through acquisitions, year-to-year comparisons of the historical results of the Company's operations have been affected primarily by the addition of acquired companies. In most instances, dollar increases in the various revenue and expense components of the Company's results are due primarily to growth from acquisitions. Neither the magnitude nor the source of such year-to-year changes is necessarily indicative of changes that will occur in the future. As noted above, the Company expects to focus more on improving and expanding existing operations, and less on acquisitions as a means of growth. The Company also expects that the impact of acquisitions on the future results of the Company's continuing operations will decrease because the size of companies that it expects to be available for acquisition will be smaller than in prior periods and the Company's existing operations are larger than in prior years.

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the fiscal years ended April 25, 1998, April 26, 1997 and April 30, 1996.

                                                                                               FISCAL YEAR ENDED
                                                                                     -------------------------------------
                                                                                      APRIL 25,    APRIL 26,    APRIL 30,
                                                                                        1998         1997         1996
                                                                                     -----------  -----------  -----------
Revenues...........................................................................       100.0%       100.0%       100.0%
Cost of revenues...................................................................        72.2         71.8         74.4
                                                                                          -----        -----        -----
Gross profit.......................................................................        27.8         28.2         25.6
Selling, general and administrative expenses.......................................        22.6         23.1         21.8
Amortization expense...............................................................         0.8          0.6          0.3
Non-recurring acquisition costs....................................................                      0.4          0.7
Restructuring costs................................................................         0.2          0.1          0.1
                                                                                          -----        -----        -----
Operating income...................................................................         4.2          4.0          2.7
Interest expense, net..............................................................         1.4          1.4          0.4
Other income.......................................................................        (0.3)        (0.2)        (0.1)
                                                                                          -----        -----        -----
Income from continuing operations before provision for income taxes and
  extraordinary items..............................................................         3.1          2.8          2.4
Provision for income taxes.........................................................         1.4          1.3          0.6
                                                                                          -----        -----        -----
Income from continuing operations before extraordinary items.......................         1.7          1.5          1.8

Income from discontinued operations, net of income taxes...........................         0.9          1.3          1.5
                                                                                          -----        -----        -----
Income before extraordinary items..................................................         2.6          2.8          3.3
Extraordinary items--losses on early terminations of credit facilities, net of
  income taxes.....................................................................                      0.1          0.1
                                                                                          -----        -----        -----
Net income.........................................................................         2.6%         2.7%         3.2%
                                                                                          -----        -----        -----
                                                                                          -----        -----        -----

CONSOLIDATED RESULTS OF OPERATIONS

    YEAR ENDED APRIL 25, 1998 COMPARED TO THE YEAR ENDED APRIL 26, 1997

    Consolidated revenues increased 23.4%, from $2,116.0 million in fiscal 1997, to $2,611.7 million in fiscal 1998. This increase was primarily due to acquisitions. Revenues for fiscal 1998 include revenues from 122 companies acquired in business combinations accounted for under the purchase method after the beginning of fiscal 1997 (the "Fiscal 1997 and 1998 Purchased Companies"). Revenues for fiscal 1997 include revenues from 71 of the Fiscal 1997 and 1998 Purchased Companies for a portion of such period. The increase in revenues was partially offset by the effect on international revenues of the devaluation of the New Zealand and Australian dollars versus the United States dollar ("USD"). Because revenues generated in New Zealand and Australia contributed approximately one-third of the Company's consolidated revenues in fiscal 1998, management estimates that the currency devaluation had the effect of reducing the Company's increase in reported consolidated revenues (in U.S. dollar terms) by approximately 4.8%.

    International revenues increased 24.7%, from $708.4 million, or 33.5% of consolidated revenues in fiscal 1997, to $883.0 million, or 33.8% of consolidated revenues in fiscal 1998. The increase in international revenues was primarily due to the inclusion, in the revenues for fiscal 1998, of revenues from 39 companies that were acquired in business combinations accounted for under the purchase method after the beginning of fiscal 1997, the most significant of which was Whitcoulls Group Limited, which the Company's wholly-owned subsidiary Blue Star Group Limited acquired in July 1996. Revenues from 16 of such companies were included in international revenues for a portion of fiscal 1997. The growth in international revenues was partially reduced by a decline in the exchange rates of the New Zealand and Australian dollars against the USD. International revenues in New Zealand and Australia, calculated in their local currencies, increased 40.0% in fiscal 1998, as compared to fiscal 1997. From April 25, 1998 through June 24, 1998 these exchange rates declined further. See "--Liquidity and Capital Resources" and "--Factors Affecting the Company's Business-Operations Outside of the United States." The following table illustrates the declines in the average exchange rates of the New Zealand and Australian dollars versus the USD in fiscal 1998 and 1997:

                                                                                                  AVERAGE EXCHANGE RATES
                                                                                           -------------------------------------
                                                                                             FISCAL       FISCAL
                                                                                              1998         1997        DECLINE
                                                                                           -----------  -----------  -----------
New Zealand dollar.......................................................................   $     .62    $     .70    $    (.08)
Australian dollar........................................................................         .71          .79         (.08)

    Gross profit increased 21.6%, from $597.7 million in fiscal 1997, to $726.8 million in fiscal 1998. Gross profit as a percentage of revenues decreased from 28.2% in fiscal 1997 to 27.8% in fiscal 1998. The decrease in gross profit as a percentage of revenues was due primarily to a shift in revenue mix, primarily as a result of acquisitions, to revenues from traditionally lower margin products and services. In addition, the Company experienced a slight decline in gross profit as a percentage of revenues in the fourth quarter of fiscal 1998. The Company believes that a number of factors have contributed to this slight decline and is currently working to isolate and address such factors. This decrease was partially offset by improved purchasing and rebate programs negotiated with vendors. The Company expects to continue to negotiate favorable purchasing and rebate programs with vendors. However, the Company does not believe that it will be able to continue to improve these programs at the same rates as in the past, as significant progress has already been made with vendors.

    Selling, general and administrative expenses increased 21.1%, from $488.2 million in fiscal 1997, to $591.5 million in fiscal 1998, primarily due to the inclusion of the results of the Fiscal 1997 and 1998 Purchased Companies. Selling, general and administrative expenses as a percentage of revenues decreased from 23.1% in fiscal 1997 to 22.6% in fiscal 1998. The decrease in selling, general and administrative expenses as a percentage of revenues was due to several factors, including (i) a shift in revenue mix, primarily as a result of acquisitions, to revenues from products and services traditionally having lower selling, general and administrative expenses; (ii) reductions in selling, general and administrative expenses by the Company through the consolidation of certain redundant facilities and job functions; and
(iii) reductions in the level of many general and administrative expenses incurred by the Company through the negotiation of national or other large-scale contracts with the providers of certain services affecting these general and administrative expenses.

    The Company has historically utilized grants of employee stock options as a method of incentivizing employees by increasing their ownership interest in the Company, which the Company believes has the effect of more closely aligning their interests with the interests of stockholders of the Company. As a result of this use of stock options, if the Company had recorded compensation expense based upon the fair market value of such stock options on the dates of grant under the methodology prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's income from continuing operations for fiscal 1998 would have been reduced by approximately $19.1 million or 44.0%. In addition, as a result of the Distributions, and consistent with and the anti-dilution provisions of the Company's stock option plan and generally accepted accounting principles ("GAAP"), the Company adjusted the number of employee stock options and the exercise prices of such options to keep option holders in the same economic position immediately before and after the Distributions. The net impact of this adjustment and the additional adjustment made under the stock option plan to reflect the Reverse Stock Split was to reduce the number of options outstanding by slightly more than one-half and to slightly less than double the exercise prices of such options. Because the Reverse Stock Split reduced the number of shares outstanding by 75%, these option adjustments had the effect of increasing the number of stock options outstanding, as a percentage of total shares outstanding. As a result of these adjustments as of July 13, 1998, the Company was not able to grant additional stock options to employees, as the Company's stock option plan prohibits additional grants to be made if such additional grants would cause the total number of stock options outstanding to exceed 20% of total shares outstanding. The Company is currently reviewing its cash and non-cash compensation programs to ensure that they remain competitive and to assess what approach it should take to future long-term incentive awards (including stock options and other equity-based awards). The Company believes that it offers market competitive cash compensation packages and does not expect that the current limits on its ability to issue stock options will have a material adverse impact on its ability to attract and retain qualified employees.

    Amortization expense increased 60.6%, from $12.4 million in fiscal 1997, to $19.9 million in fiscal 1998. This increase is due exclusively to the increase in the number of purchase acquisitions, including the 12 acquisitions related to continuing operations that had originally been accounted for under the pooling-of-interests method but were restated as purchase acquisitions as a result of the Strategic Restructuring Plan, included in the results for fiscal 1998 versus fiscal 1997. The Company expects that amortization expense will be higher in fiscal 1999 because amortization expense from these 12 acquisitions will be included for the entire year. See "--Factors Affecting the Company's Business--Intangible Assets."

    The Company incurred non-recurring acquisition costs of approximately $8.0 million during fiscal 1997, in conjunction with business combinations that were accounted for under the pooling-of-interests method. The Company did not incur any non-recurring acquisition costs in fiscal 1998 because all of the Company's acquisitions in fiscal 1998 were accounted for under the purchase method. These non-recurring acquisition costs included accounting, legal and investment banking fees, real estate and environmental assessments and appraisals, various regulatory fees and recognition of transaction related obligations. GAAP requires the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method. In accordance with GAAP, the Company may be unable to utilize the pooling-of-interests method to account for acquisitions for a period of up to six to nine months following the completion of the Strategic Restructuring Plan. During this period, the Company would not reflect any non-recurring acquisition costs in its results of operations, as all costs incurred of this nature would be related to acquisitions accounted for under the purchase method and would, therefore, be capitalized as a portion of the purchase consideration.

    The Company incurred restructuring costs of approximately $6.2 million during fiscal 1998 and $4.2 million during fiscal 1997. These costs represent the external costs and liabilities to close redundant Company facilities, severance costs related to the Company's employees and other costs associated with the Company's restructuring plans. As discussed in "--Introduction," the Company expects to record significant additional restructuring costs in the first quarter of fiscal 1999 in connection with the consolidation of its operations.

    Interest expense, net of interest income, increased 23.3% from $29.2 million in fiscal 1997, to $36.0 million in fiscal 1998. This was due primarily to a reduction in interest income during fiscal 1998. The Company earned interest income on the proceeds from the issuance of an aggregate of $230.0 million of the 2003 Notes in May and June of 1996 (the first quarter of fiscal 1997). These proceeds were subsequently used to fund a portion of the cash consideration used in business combinations. Interest expense has remained relatively consistent, as steadily increasing borrowings and a declining cash position have been offset by the repayment of debt from the proceeds of a stock offering in January 1997 and declining interest rates. As a result of the completion of the Strategic Restructuring Plan and the related Financing Transactions, the amount of debt outstanding and the interest rates related to such debt increased significantly, as compared to April 25, 1998. As a result, the Company expects that interest expense will increase significantly in fiscal 1999 as compared to fiscal 1998. See "--Liquidity and Capital Resources" and "--Factors Affecting the Company's Business--Substantial Leverage; Ability to Service Debt."

    Other income increased 68.8%, from $4.2 million in fiscal 1997, to $7.1 million in fiscal 1998. Other income for fiscal 1998 of $7.1 million consisted primarily of a $4.7 million marketing fee, a gain on the sale of an investment and the Company's 49% share of the net income from Dudley. The Company acquired its interest in Dudley in November 1996. Other income for fiscal 1997 of $4.2 million consisted primarily of a foreign currency gain of $3.4 million. Although management is pursuing additional opportunities to generate other income from arrangements with third parties that desire access to the Company's distribution network and customer base, management cannot predict whether or when such opportunities will be realized, or what amount of other income might be available to the Company.

    Provision for income taxes increased from $27.9 million in fiscal 1997 to $36.9 million in fiscal 1998, reflecting effective income tax rates of 46.7% and 45.9%, respectively. During both fiscal years, the effective income tax rates reflect the recording of income tax provisions at the federal statutory rate of 35.0%, plus applicable state and local taxes. In addition, the effective income tax rates were increased in both periods to reflect the incurrence of non-deductible goodwill amortization expense. The provision for income taxes for fiscal 1997 also reflects the incurrence of non-deductible, non-recurring acquisition costs offset by the effect of several business combinations in such period accounted for under the pooling-of-interests method, where the acquired companies were not subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations prior to being acquired by the Company. As a result of the completion of the Strategic Restructuring Plan, the amount of non-deductible goodwill has increased significantly and the Company expects that income before income taxes will decrease. As a result, the Company expects that its effective income tax rate will be significantly higher in fiscal 1999 than it was in prior years.

    Income from discontinued operations decreased 11.5% from $26.8 million in fiscal 1997 to $23.7 million in fiscal 1998. See note 3 to the Company's audited consolidated financial statements.

    YEAR ENDED APRIL 26, 1997 COMPARED TO THE YEAR ENDED APRIL 30, 1996

    Consolidated revenues increased 99.3%, from $1,061.5 million in fiscal 1996, to $2,116.0 million in fiscal 1997. This increase was primarily due to the inclusion in fiscal 1997 of revenues from the 71 companies related to continuing operations that were acquired in business combinations accounted for under the purchase method during fiscal 1997 (the "Fiscal 1997 Purchased Companies") from their respective dates of acquisition and revenues from the 26 companies related to continuing operations that were acquired in business combinations accounted for under the purchase method during fiscal 1996 (the "Fiscal 1996 Purchased Companies") for the entire year. Revenues in fiscal 1996 include revenues from the Fiscal 1996 Purchased Companies from their respective dates of acquisition.

    International revenues increased from $84.8 million, or 8.0% of consolidated revenues, in fiscal 1996, to $708.4 million, or 33.5% of consolidated revenues in fiscal 1997. International revenues consisted primarily of revenues from New Zealand and Australia, with the balance from Canada. The increase in international revenues was primarily due to the inclusion, in the revenues for fiscal 1997, of revenues from 16 companies that were acquired in business combinations accounted for under the purchase method during fiscal 1997. Fiscal 1996 international revenues include the results of two companies for the entire year and the results of two companies acquired in fiscal 1996 in business combinations accounted for under the purchase method.

    Gross profit increased 119.7%, from $272.1 million, or 25.6% of revenues, in fiscal 1996, to $597.7 million, or 28.2% of revenues, in fiscal 1997. The increase in gross profit as a percentage of revenues was due primarily to a shift in revenue mix resulting in a higher proportion of revenues from traditionally higher margin products and services, primarily as a result of the increase in products sold in New Zealand and Australia and as a result of improved purchasing and rebate programs negotiated with vendors. The Company expects to continue to negotiate favorable purchasing and rebate programs with vendors. However, the Company does not believe that it will be able to continue to improve these programs at the same rates as in the past, as significant progress has already been made with vendors.

    Selling, general and administrative expenses increased 110.8%, from $231.6 million, or 21.8% of revenues, in fiscal 1996, to $488.2 million, or 23.1% of revenues, in fiscal 1997. The increase in selling, general and administrative expenses as a percentage of revenues was due primarily to a shift in revenue mix resulting in a higher proportion of revenues from products and services with traditionally higher selling, general and administrative expenses, such as products sold in New Zealand and Australia.

    Amortization expense increased from $2.7 million in fiscal 1996 to $12.4 million in fiscal 1997. This increase is due exclusively to the increase in the number of purchase acquisitions included in the results for fiscal 1997 versus fiscal 1996.

    The Company incurred non-recurring acquisition costs of $8.1 million and $8.0 million during fiscal 1996 and 1997, respectively, in conjunction with business combinations accounted for under the pooling-of-interests method. The non-recurring acquisition costs reflect the completion of 14 and 25 business combinations accounted for under the pooling-of-interests method during fiscal 1996 and fiscal 1997, respectively. The non-recurring acquisition costs in fiscal 1996 included a charge of approximately $4.7 million related to one business combination which included the payment of significant transaction-related compensation obligations.

    The Company also incurred restructuring costs of approximately $682,000 and $4.2 million during fiscal 1996 and 1997, respectively. These costs represent the external costs and liabilities to close redundant Company facilities, severance costs related to the Company's employees and other costs associated with the Company's restructuring plans.

    Interest expense, net of interest income, increased 531.0%, from $4.6 million in fiscal 1996, to $29.2 million in fiscal 1997. This increase was due primarily to the increase in the Company's borrowings through the issuance of an aggregate of $373.8 million of 2001 Notes and 2003 Notes during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 and an increase in the outstanding balance under the Company's credit facility. The proceeds from the issuance of the 2001 Notes and the 2003 Notes and the additional borrowings under the credit facility were used primarily to fund the cash portion of the consideration in certain business combinations accounted for under the purchase method and to refinance indebtedness assumed in business combinations.

    Other income increased 518.9%, from $684,000 in fiscal 1996, to $4.2 million in fiscal 1997. Fiscal 1997 other income consists primarily of foreign currency gains and equity in the net income of Dudley.

    Provision for income taxes increased from $6.0 million in fiscal 1996 to $27.9 million in fiscal 1997, reflecting effective income tax rates of 24.0% and 46.7%, respectively. The low effective income tax rate in fiscal 1996, compared to the federal statutory rate of 35.0%, was primarily due to the fact that several of the companies included in the results for such year, which were acquired in business combinations accounted for under the pooling-of-interests method, were not subject to federal income taxes on a corporate level as they had elected to be treated as subchapter S corporations prior to being acquired by the Company. In fiscal 1997, this effect was offset by the increase in non-deductible expenses, including amortization of goodwill and non-recurring acquisition costs.

    Income from discontinued operations increased 69.9% from $15.8 million in fiscal 1996 to $26.8 million in fiscal 1997. See note 3 to the Company's audited consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

    On a pro forma basis, at April 25, 1998, the Company had working capital of $391.2 million, long-term debt of $1,162.6 million and capitalization of $1,738.2 million. Such pro forma amounts give effect to the Strategic Restructuring Plan, including the Financing Transactions, as if such transactions had occurred on April 25, 1998.

    In June 1998, the Company completed the Strategic Restructuring Plan. See "--Introduction." The Company financed the aggregate cost of purchasing shares in the Equity Tender, repurchasing $222.2 million of its 5 1/2% convertible subordinated notes due 2003, and repaying its former credit facility with the proceeds of the Equity Investment, the net proceeds from the sale and issuance of the 2008 Notes and borrowings under the Credit Facility. The Company also incurred significant transaction (including financing) costs and expenses. See "--Results of Operations." In connection with the completion of the Strategic Restructuring Plan, the Company incurred approximately $400.0 million of additional indebtedness, and the weighted average annual interest rate on all outstanding indebtedness increased from approximately 6.8% prior to completion of the Strategic Restructuring Plan to approximately 9.2% after completion of the Strategic Restructuring Plan. At June 24, 1998, the Company had $775.0 million outstanding under its Credit Facility and availability of $450.0 million.

    Upon completion of the Strategic Restructuring Plan, the Company terminated and repaid the balance outstanding under its former $500.0 million credit facility and entered into the Credit Facility. The Credit Facility provides for an aggregate principal amount of $1,225.0 million, consisting of (i) a seven-year multi-draw term loan facility totaling $200.0 million, (ii) a seven-year revolving credit facility totaling $250.0 million, (iii) a seven-year term loan facility totaling $100.0 million, and (iv) an eight-year term loan facility totaling $675.0 million. In connection with the completion of the Strategic Restructuring Plan and the Financing Transactions, the Company borrowed the full amount of the two single-draw term loan facilities. The multi-draw facility and the revolving facility remain available for future borrowings. Interest rates on such borrowings bear interest, at the Company's option, at the lending bank's base rate plus an applicable margin of up to 1.50%, or a eurodollar rate plus an applicable margin of up to 2.50%. The Company's obligations under the Credit Facility are guaranteed by its present domestic subsidiaries; future material domestic subsidiaries will also be required to guarantee these obligations. The Credit Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries; future material domestic subsidiaries also will be required to pledge their assets as security. The Company was required to enter into arrangements to ensure that the effective interest rate paid by the Company on at least 50% of the aggregate amount outstanding under the Credit Facility and the 2008 Notes was at a fixed rate of interest. As a result, the Company has entered into interest rate swap arrangements to limit the LIBOR-based interest rate exposure on $500.0 million of the outstanding balance under the Credit Facility to rates ranging from 5.7% to 6.0%. The interest rate swap agreements expire over a period ranging from 2001 to 2003. As a result of these swap agreements, the Company has fixed the interest rates on $900 million (77%) of the long-term debt outstanding at June 24, 1998.

    The Credit Facility includes, among others, restrictions on the Company's ability to incur additional indebtedness, sell assets, pay dividends, or engage in certain other transactions, and requirements that the Company maintain certain financial ratios, and other provisions customary for loans to highly leveraged companies, including representations by the Company, conditions to funding, cost and yield protections, restricted payment provisions, amendment provisions and indemnification provisions. The Credit Facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and financing transactions, and also from excess cash flow (as defined in the Credit Facility). The 2008 Notes are also guaranteed by the Company's present domestic subsidiaries and are secured by substantially all of the assets of the Company and its domestic subsidiaries; future material domestic subsidiaries will also be required to guarantee the 2008 Notes and pledge their assets as security. The indenture governing the 2008 Notes places restrictions on the Company's ability to incur indebtedness, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets to, or merge or consolidate with, another entity. The eight-year term loan facility contains negative covenants and default provisions substantially similar to those contained in the indenture governing the 2008 Notes.

    On a historical basis, the Company's working capital was $234.0 million at April 26, 1997 and $53.0 million at April 25, 1998. Long-term debt was $380.2 million at April 26, 1997 and $382.2 million at April 25, 1998. The decline in working capital was due primarily to an increase in the Company's borrowings under its former credit facility from $140.1 million at April 26, 1997 to $365.0 million at April 25, 1998. The increase in the borrowings under the former credit facility was primarily to fund the purchase price of acquisitions and to repay higher-cost debt assumed in acquisitions. In addition, in fiscal 1997 the Company completed the public sale, at a gross price of $88.00 per share, of approximately 3.3 million shares of common stock. The net proceeds to the Company were approximately $275.7 million and were used to repay a portion of the balance outstanding under the former credit facility.

    During fiscal 1998, the New Zealand and Australian dollars weakened against the USD. The New Zealand exchange rate declined from U.S. $.69 at April 27, 1997 to U.S. $.56 at April 25, 1998. The Australian exchange rate declined from U.S. $.78 at April 27, 1997 to U.S. $.65 at April 25, 1998. This resulted in a reduction in stockholders' equity, through a cumulative translation adjustment, of approximately $105.7 million, reflecting the impact of the declining exchange rate on the Company's investments in its New Zealand and Australian subsidiaries. In addition, the devaluation has adversely affected the return on the Company's investment in its New Zealand and Australian operations. If the exchange rates stabilize at current rates or continue to decline, the Company's return on assets and equity from its New Zealand and Australian operations will continue to be depressed. Subsequent to April 25, 1998, the New Zealand and Australian dollars have continued to weaken against the USD. As of June 24, 1998, the New Zealand dollar equaled U.S. $0.51 and the Australian dollar equaled U.S. $0.61. See "--Factors Affecting the Company's Business--Operations Outside the United States."

    As a result of the Company's increased indebtedness, a portion of the cash flows from the Company's international operations will be required to service debt and interest payments. The Company expects that it will incur additional costs with respect to accessing cash flows from international operations including such items as New Zealand and Australian withholding and other taxes and foreign currency hedging costs. Subsequent to April 25, 1998, the Company has entered into foreign currency forward contracts against the New Zealand dollar with an aggregate notional amount of $25.0 million expiring in January through April 1999. The effect of these foreign currency forward contracts is to limit the foreign currency exposure on $25.0 million of the Company's net investment in its New Zealand subsidiary at rates of U.S. $.48 to U.S. $.51.

    The Company anticipates its cash on hand, cash flows from operations and borrowings available from the Credit Facility will be sufficient to meet its liquidity requirements for its operations, capital expenditures and additional debt service obligations for the remainder of the fiscal year. The Company does not currently anticipate that any possible restructuring costs related to the Company's planned cost reduction measures, coupled with the expected effects of such cost reduction measures, would have a material adverse effect on the Company's liquidity or cash flows. See "--Factors Affecting the Company's Business--Change in Strategic Focus and Business and Growth Strategies" and "--Factors Affecting the Company's Business--Challenges of Business Integration." The Company anticipates capital expenditures of approximately $40.0 million in both fiscal 1999 and fiscal 2000. The anticipated capital expenditures will support the Company's district fulfillment center ("DFC") program, computer system upgrades and maintenance of the Company's existing infrastructure.

    Subsequent to April 25, 1998 and through June 24, 1998, the Company completed nine business combinations (eight related to continuing operations and one related to discontinued operations) for an aggregate purchase price of $11.0 million, consisting of cash of $9.6 million and notes payable of $1.4 million.

    During fiscal 1998, net cash provided by operating activities was $83.6 million. Net cash used in investing activities was $150.4 million, including $69.3 million used for acquisitions, $46.7 million used for additions to property and equipment and $40.8 million paid to Dudley to satisfy the remaining commitment related to the Company's equity investment in Dudley. Net borrowings increased $60.7 million during fiscal 1998, primarily to fund the purchase prices of acquisitions, to repay higher-cost debt assumed in acquisitions and to fund the remaining equity investment in Dudley. Discontinued operations used $2.4 million of cash during fiscal 1998.

    During fiscal 1997, net cash provided by operating activities was $15.8 million. Net cash provided by operating activities was impacted by the Company's aggressive cash payment policies related to bringing current the accounts payable balances at all acquired companies and earning all available cash discounts offered by vendors for paying balances on reduced payment terms. Net cash used in investing activities was $424.0 million, including $345.3 million for acquisitions, $34.0 million for additions to property and equipment and $41.3 million to make an equity investment in Dudley. Net cash provided by financing activities was $277.4 million. The Company received net proceeds from the sale of shares of its Common stock of $318.9 million and approximately $225.4 million from the issuance of the 2003 Notes. These net proceeds were used primarily to fund acquisitions and repay higher interest rate debt assumed in acquisitions. Net cash used in discontinued operations was $8.2 million.

    During fiscal 1996, net cash provided by operating activities was $19.2 million. Net cash used in investing activities was $120.1 million, including $89.2 million used for acquisitions and $17.9 million used for additions to property and equipment. Net cash provided by financing activities was $257.8 million. The Company received net proceeds from the sale of shares of its common stock of $180.2 million and net proceeds from the issuance of the 2001 Notes of approximately $139.0 million. These net proceeds were used primarily to fund acquisitions, including the repayment of higher interest rate debt assumed in business combinations. Net cash provided by discontinued operations was $1.7 million.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

    The Company's business is subject to seasonal influences. The Company's historical revenues and profitability in its core office products business have been lower in the first two quarters of its fiscal year, primarily due to the lower level of business activity in North America during the summer months. The revenues and profitability of the Company's operations in New Zealand and Australia and at MBE have generally been higher in the Company's third quarter. As the Company's mix of businesses evolves through future acquisitions, these seasonal fluctuations may continue to change. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

    Quarterly results also may be affected by the timing and magnitude of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in the prices paid by the Company for the products it sells, the mix of products sold, and general economic conditions. Moreover, the operating margins of companies acquired by the Company may differ substantially from those of the Company, which could contribute to the further fluctuation in its quarterly operating results. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

    The following tables set forth certain unaudited consolidated quarterly financial data for the fiscal years ended April 25, 1998 and April 26, 1997 (in thousands). The information has been derived from unaudited consolidated financial statements that in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information.

                                                                                FISCAL 1998 QUARTERS
                                                            ------------------------------------------------------------
                                                              FIRST       SECOND      THIRD       FOURTH       TOTAL
                                                            ----------  ----------  ----------  ----------  ------------

                                                                                    (UNAUDITED)
Revenues..................................................  $  614,814  $  649,340  $  665,959  $  681,627  $  2,611,740
Gross profit..............................................     170,782     179,256     189,220     187,590       726,848
Operating income..........................................      23,802      28,300      37,289      19,869       109,260
Income from continuing operations.........................       9,035      12,770      15,431       6,240        43,476
Income (loss) from discontinued operations................      10,951      11,428       3,085      (1,752)       23,712
Net income................................................      19,986      24,198      18,516       4,488        67,188

Per share amounts:
Basic:
  Income from continuing operations.......................        0.34        0.46        0.48        0.18          1.45
  Income (loss) from discontinued operations..............        0.41        0.42        0.10       (0.05)         0.80
  Net income..............................................        0.75        0.88        0.58        0.13          2.25

Diluted:
  Income from continuing operations.......................        0.33        0.45        0.47        0.18          1.43
  Income (loss) from discontinued operations..............        0.41        0.40        0.09       (0.05)         0.77
  Net income..............................................        0.74        0.85        0.56        0.13          2.20

                                                                                FISCAL 1997 QUARTERS
                                                            ------------------------------------------------------------
                                                              FIRST       SECOND      THIRD       FOURTH       TOTAL
                                                            ----------  ----------  ----------  ----------  ------------

                                                                                    (UNAUDITED)
Revenues..................................................  $  364,195  $  537,334  $  596,791  $  617,634  $  2,115,954
Gross profit..............................................      98,299     153,284     169,329     176,755       597,667
Operating income..........................................      12,909      22,473      25,668      23,784        84,834
Income from continuing operations before extraordinary
  items...................................................       6,855       9,771       8,767       6,545        31,938
Income from discontinued operations.......................       9,475       8,933       2,003       6,389        26,800
Extraordinary items.......................................                    (612)                   (838)       (1,450)
Net income................................................      16,330      18,092      10,770      12,096        57,288

Per share amounts:
Basic:
  Income from continuing operations before extraordinary
    items.................................................        0.34        0.45        0.39        0.25          1.42
  Income from discontinued operations.....................        0.46        0.41        0.09        0.25          1.19
  Extraordinary items.....................................                   (0.03)                  (0.03)        (0.06)
  Net income..............................................        0.80        0.83        0.48        0.47          2.55

Diluted:
  Income from continuing operations before extraordinary
    items.................................................        0.33        0.44        0.38        0.25          1.39
  Income from discontinued operations.....................        0.45        0.40        0.09        0.25          1.17
  Extraordinary items.....................................                   (0.02)                  (0.03)        (0.06)
  Net income..............................................        0.78        0.82        0.47        0.47          2.50

INFLATION

    The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1996, 1997 or 1998.

NEW ACCOUNTING PRONOUNCEMENTS

    REPORTING COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company intends to adopt SFAS No. 130 in the fiscal year ending April 24, 1999.

    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS No. 131 in fiscal 1999.

FACTORS AFFECTING THE COMPANY'S BUSINESS

    A number of factors, including those discussed below, may affect the Company's future operating results.

    CHANGE IN STRATEGIC FOCUS AND BUSINESS AND GROWTH STRATEGIES. The Company was founded in October 1994 and conducted no operations prior to the acquisition of its founding companies in February 1995. Since that time, the Company has grown primarily through an aggressive acquisition strategy. The Company is now transitioning into a new stage of development, less reliant on acquisitions and more focused on operational efficiencies, organic growth and improved profit margins. The Company's ability to achieve these objectives will depend on a number of factors, including its generation of increased revenues and margins in existing businesses through, among other things, expansion into new markets and additional "cross selling" activities; ability to continue to integrate existing operations and new acquisitions without substantial delays or other problems; and achievement of operating improvements and cost reductions, such as volume purchasing arrangements, consolidation of general and administrative functions and elimination of redundant facilities, and improvement of technology and operating and distribution systems. In particular, the Company's ability to achieve operating improvements will depend on successful implementation of its plans to establish DFCs in the United States. There can be no assurance that these efforts to achieve operating improvements will be successful or will result in anticipated levels of cost savings and efficiencies or growth in revenues and margins.

    CHALLENGES OF BUSINESS INTEGRATION. Historically, the Company has grown substantially through acquisitions. The Company's aggressive acquisition program has produced a significant increase in revenues, employees, facilities and distribution systems. While the Company's decentralized management strategy, together with operating efficiencies resulting from the elimination of duplicative functions and economies of scale, may present opportunities to reduce costs, such strategies may initially require additional costs and expenditures to expand operational and financial systems and corporate management administration. Because of the various costs and possible cost-savings strategies, historical operating results may not be indicative of future performance. There also can be no assurance that the pace of the Company's acquisitions will not adversely affect efforts to implement cost-savings and integration strategies and to manage operations and acquisitions profitably. Additionally, attempts to achieve economies of scale through cost cutting and lay-offs of existing personnel may, at least in the short term, have an adverse impact upon the Company. Delays in implementing planned integration and consolidation strategies, or the failure of such strategies to achieve anticipated cost savings, also could adversely affect the Company's results of operations and financial condition. In addition, there can be no assurance that the Company's management and financial controls, personnel, computer systems and other corporate support systems will be adequate to manage the increasing size and scope of its operations and its continuing acquisition activity.

    RISKS RELATED TO ACQUISITIONS. The Company intends to pursue selected acquisition opportunities; however, no assurance can be given that the Company will be able to identify, finance and complete additional suitable acquisitions on acceptable terms, or that future acquisitions, if completed, will be successful. The Company will likely incur additional debt to finance any additional acquisitions. Certain limitations under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"), may restrict the Company's ability to issue capital stock for a period of time after the Distributions. These limitations may restrict the Company's ability to undertake transactions involving issuances of capital stock of the Company that management otherwise believes would be beneficial. See "--Potential Limitations on Stock Issuances." Acquired companies may not achieve future revenues and profitability levels that justify the prices that the Company paid to acquire them. Acquisitions also may involve a number of risks that could have a material adverse effect on future operations and financial performance, including diversion of management's attention; unanticipated declines in revenues or profitability following acquisitions; difficulties with the retention, hiring and training of key personnel; risks associated with unanticipated business problems or legal liabilities; and the amortization of acquired intangible assets, such as goodwill.

    OPERATIONS OUTSIDE OF THE UNITED STATES. Management also intends to continue to focus significant attention and resources on international operations and expects foreign revenues to continue to represent a significant portion of the Company's total revenues. In general, the factors described in this "Factors Affecting the Company's Business" section that apply to the Company's domestic operations may also affect the Company's foreign operations. In addition, the Company's foreign operations are subject to a number of other risks, including fluctuations in currency exchange rates; new and different legal and regulatory requirements in local jurisdictions; tariffs and trade barriers; potential difficulties in staffing and managing local operations; credit risk of local customers and distributors; potential difficulties in protecting intellectual property; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; and local economic, political and social conditions, including the possibility of hyper-inflationary conditions, in certain countries. There can be no assurance that one or a combination of these factors will not have a material adverse impact on the Company's ability to maintain or increase its foreign revenues or on its business, financial condition or results of operations. Declines in the value of the New Zealand and Australian dollars relative to the USD have adversely affected the Company's reported results. The Company cannot predict whether these currencies will, in the future, continue to decline or will increase in value relative to the USD. For a discussion of the impact of recent declines in the value of these currencies on the Company's financial condition and results of operations, see "--Results of Operations" and "--Liquidity and Capital Resources."

    Substantially all of the Company's indebtedness is denominated in U.S. dollars. As a result, declines relative to the U.S. dollar in the value of the currencies in which the Company's revenues are generated may materially adversely affect the Company's business, financial condition and results of operations and the ability of the Company to meet its obligations under agreements relating to indebtedness.

    SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE DEBT. The Company incurred substantial indebtedness in connection with the Strategic Restructuring Plan and the Financing Transactions. As a result, total indebtedness at June 24, 1998 was approximately $1,175 million. See "--Liquidity and Capital Resources." Subject to limitations in its existing debt agreements, the Company could incur additional indebtedness in the future. The Company's high leverage could have material consequences to the Company, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for acquisitions, working capital, capital expenditures, general corporate or other purposes may be impaired or any such financing may not be available on terms favorable to the Company; (ii) a substantial portion of the Company's cash flow will be required for debt service and, as a result, will not be available for its operations and other purposes; (iii) a substantial decrease in net operating cash flows or an increase in expenses could make it difficult for the Company to meet its debt service requirements or force it to modify its operations or sell assets; (iv) the Company's ability to withstand competitive pressures may be limited; and (v) the Company's level of indebtedness could make it more vulnerable to economic downturns, and reduce its flexibility in responding to changing business and economic conditions. In addition, a portion of the Company's borrowings under the Credit Facility are and will continue to be at variable rates of interest, which exposes the Company to the risk of increased interest rates. The ability of the Company to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon the future performance of the Company and its cash flows from operations, which will be subject to prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. These factors could include general economic conditions, operating difficulties, increased operating costs, product pricing pressures, potential revenue instability arising from cost savings initiatives or other factors, labor relations, the response of competitors or customers to the Company's business strategy or projects and delays in implementation of the Company's business strategy. If the Company is unable to service its indebtedness, it may be forced to pursue one or more alternative strategies, such as selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There can be no assurances that the Company would be able to take actions or be able to service such indebtedness. Even it additional financing could be obtained, there can be no assurance that it would be on terms that are acceptable to the Company. In addition, the pledge of substantially all of the Company's assets as collateral under the Credit Facility could impair the Company's ability to obtain financing on terms favorable to the Company. If the Company were unable to repay its indebtedness to the lenders under the Credit Facility, such lenders could proceed against the collateral securing such indebtedness, including substantially all of the Company's assets, and the Company could be prohibited from making any payments on the 2008 Notes. The indenture to the 2008 Notes also contains a number of restrictive covenants relating to the Company. The Company's management does not have experience to date operating a business with a substantial amount of leverage.

    HIGHLY COMPETITIVE MARKETS. The Company operates in a highly competitive environment. It generally competes with a large number of smaller, independent companies, many of which are well-established in their markets. In addition, in the United States, the NAOPG competes with five large office products companies, each of which may have greater financial resources than the Company. Several of the Company's large competitors operate in many of its geographic and product markets, and other competitors may choose to enter its geographic and product markets in the future. In addition, as a result of this competition, the Company may lose customers or have difficulty acquiring new customers. As a result of competitive pressures in the pricing of products, the Company's revenues or margins may decline. The highly leveraged nature of the Company after the transactions related to the Strategic Restructuring Plan and the Financing Transactions could limit the Company's ability to continue to make necessary or desirable investments or capital expenditures to compete effectively and to respond to market conditions.

    The Company faces significant competition to acquire additional businesses as the office products industry undergoes continuing consolidation. Competition is expected to increase in the domestic and international markets that the Company serves or is planning to enter as consolidation occurs (or accelerates) in those markets. A number of the Company's major competitors are actively pursuing acquisitions on a global basis.

    RISKS AFFECTING MAIL BOXES ETC. Various factors may affect MBE's business. The United Parcel Service ("UPS") is a key vendor for MBE. The Company estimates that a significant percentage of the gross revenues of a typical MBE retail center in the United States is attributable to services provided by UPS. If UPS were to raise its prices to MBE or otherwise materially adversely change the terms on which it provides shipping services for MBE retail centers or if UPS cannot provide service or provides limited services as it did during a 1997 strike by its employees, the revenues of MBE could be materially and adversely affected. MBE conducts its business principally through franchisees or licensees, with the result that MBE has limited control over franchisee operations and is subject to significant government regulation of its legal relationships with franchisees that limits the control that MBE has over its franchisees. MBE also faces growing competition from the United States Postal Service as it establishes postal service centers located in shopping centers and other locations to compete against MBE and other similar retail service centers.

    ABILITY OF INVESTOR TO INFLUENCE MANAGEMENT. As part of the Strategic Restructuring Plan, Investor acquired shares, amounting to 24.9% of the outstanding shares of the common stock after giving effect to the issuance of such shares. Investor also acquired various warrants that give it the right to acquire additional shares of common stock in the future that in certain circumstances could increase its ownership to as much as 39.9% of the common stock (if no currently outstanding stock options are exercised). Investor has, among other things, the right (subject to certain conditions) to nominate three of the nine members of the Company's Board of Directors (the "Board"), including the Chairman of the Board. Investor will retain this right until Investor's level of ownership of common stock declines by more than one-third. In addition, certain Board decisions will be subject to super-majority voting provisions that, in certain circumstances, may require the concurrence of at least one director nominated by Investor. The super-majority voting provisions require the affirmative vote of three-fourths of the Board for certain decisions such as the sale of certain equity securities; any merger, tender offer involving the Company's equity securities or sale, lease or disposition of all or substantially all of the Company's assets or other business combination involving the Company; any dissolution or partial liquidation of the Company; and certain changes to the Company's charter and by-laws. These super-majority Board voting requirements may give Investor the ability to block the approval of certain actions requiring the super-majority vote of the Board. In addition, Investor's significant ownership of the common stock may permit Investor to influence significantly matters requiring the approval of the Company's stockholders.

    INTANGIBLE ASSETS. As of April 25, 1998, approximately $923.0 million, or 45.7% of the Company's total assets on a pro forma basis, represented intangible assets, the substantial majority of which was goodwill. As a result, a substantial portion of the value of the Company's assets may not be available to repay creditors in the event of a bankruptcy or dissolution of the Company. As a result of the Equity Tender and the Distributions, the Company may be precluded from completing business combinations accounted for under the pooling-of-interests method for a period of up to six to nine months. Any business combinations that the Company completes during this period will have to be accounted for under the purchase method. As a result, the amount of goodwill reflected on the Company's balance sheet will increase to the extent that the Company acquires additional companies under the purchase method of accounting.

    EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE. Sales of a substantial number of shares of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of common stock. Investor holds shares of common stock representing 24.9% of shares outstanding and warrants to purchase an equal number of shares (plus additional shares in certain circumstances). An investment agreement with Investor restricts Investor's ability to sell these shares or warrants, but when these restrictions expire (or if they are waived) Investor may sell these shares or warrants. Additional shares may be issued either in connection with acquisitions by the Company, upon exercise of outstanding options, options that may be issued in the future, and warrants, and upon maturity or exercise of other rights to acquire stock. The sale of shares upon exercise of options or by Investor, or the perception that such sales could occur, may have an adverse effect on the trading price of the common stock if a significant number of shares become available over a limited period of time.

    POTENTIAL LIABILITY FOR CERTAIN LIABILITIES OF THE SPIN-OFF COMPANIES. As part of the Strategic Restructuring Plan, the Spin-Off Companies are expected to indemnify the Company for certain liabilities that the Company could incur relating to the Distributions, the operations of the Spin-Off Companies and other matters. There can be no assurance that the Spin-Off Companies will be able to satisfy any such indemnities, and the Company may therefore incur such liabilities even if they arose out of the activities of the Spin-Off Companies. The Company could be adversely affected if in the future the Spin-Off Companies are unable to satisfy these obligations. In addition, the Company had agreed to indemnify Investor and its affiliates against losses resulting from any of the Spin-Off Companies failing to satisfy their indemnity obligations to the Company.

    POTENTIAL LIABILITY FOR TAXES RELATED TO THE DISTRIBUTIONS. In connection with the Strategic Restructuring Plan, the Company received an opinion of counsel that the Distributions qualify as tax-free spin-offs under Section 355 of the Code, and that the Distributions are not taxable under Section 355(e) of the Code. That opinion was subject to certain assumptions and limitations and is not, in any event, binding upon either the Internal Revenue Service or any court.

    If a Distribution fails to qualify as a tax-free spin-off under Section 355 of the Code, the Company will recognize a gain equal to the difference between the fair market value of the Spin-Off Company's common stock on the date of the Distribution and the Company's adjusted tax basis in the Spin-Off Company's common stock on the date of the Distribution. In addition, each stockholder of the Company will be treated as having received a taxable corporate distribution in an amount equal to the fair market value (on the date of the Distribution) of the Spin-Off Company's common stock distributed to such stockholder. If the Company were to recognize gain on one or more Distributions, such gain would likely be substantial.

    If the Distribution is taxable under Section 355(e), but otherwise satisfies the requirements of a tax-free spin-off, the Company will recognize gain equal to the difference between the fair market value of the Spin-Off Company's common stock on the date of the Distribution and the Company's adjusted tax basis in the Spin-Off Company's common stock on the date of the Distribution. However, no gain or loss will be recognized by holders of common stock (except with respect to cash received in lieu of fractional shares). If the Company were to recognize gain on one or more Distributions, such gain would likely be substantial.

    POTENTIAL LIMITATIONS ON STOCK ISSUANCES. Certain limitations under Section 355 of the Code may restrict the Company's ability to issue capital stock after the Distributions. These limitations will generally prevent the Company from issuing capital stock to the extent the issuance is part of a plan or series of related transactions that includes one or more of the Distributions and pursuant to which one or more persons acquire capital stock of the Company that represents 50% or more of the voting power or 50% or more of the value of the Company's capital stock. These limitations may restrict the Company's ability to undertake transactions involving issuances of capital stock of the Company that management otherwise believes would be beneficial.

    YEAR 2000 COMPLIANCE. The Company is currently continuing to review the year 2000 compliance of software that it uses in its business. The Company's Trinity system, which it is currently installing throughout its NAOPG operations as the core operations system, is year 2000 compliant. However, the Company's operating subsidiaries are, in some cases, using billing or other software that is not yet year 2000 compliant. Based upon information that the Company has collected from its operating subsidiaries, it expects to be able to achieve year 2000 compliance in 1999 and does not expect that the cost of making necessary adaptations will be material to the Company. If the Company cannot make the necessary adaptations on a timely basis, or if the costs are greater than expected, the Company's business could be adversely affected. The Company also is surveying major vendors and third-party service providers to ensure that their systems are or will be year 2000 compliant. The Company is not presently aware of any material problems in the year 2000 compliance plans of its major vendors or service providers.

ITEM 7A. Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of U.S. Office Products Company

    In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of U.S. Office Products Company and its subsidiaries at April 25, 1998 and April 26, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 25, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain wholly-owned subsidiaries, which statements reflect net income of $7.4 million included in the Company's income from discontinued operations, net of income taxes, for the fiscal year ended April 30, 1996. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for those wholly-owned subsidiaries, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
June 24, 1998

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
  School Specialty, Inc.

    We have audited the balance sheet of School Specialty, Inc. (formerly known as EDA Corporation) (the Company) as of December 31, 1995, and the related statements of operations, changes in shareholders' deficit and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Milwaukee, Wisconsin
February 2, 1996

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
 The Re-Print Corporation
 Birmingham, Alabama

    We have audited the accompanying balance sheet of the Re-Print Corporation as of December 31, 1995, and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Re-Print Corporation at December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

BDO SEIDMAN, LLP

Atlanta, Georgia
February 8, 1996

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
 Hano Document Printers, Inc.:

    We have audited the balance sheet of Hano Document Printers, Inc. as of December 31, 1995 and the related statements of income, stockholders' equity, and cash flows for the year then ended, which are not included herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

KPMG PEAT MARWICK LLP

Norfolk, Virginia
August 28, 1996

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
 Fortran Corp.
 Newington, Virginia

    We have audited the balance sheet of Fortran Corp. as of March 31, 1996, and 1995 and the related statements of earnings, changes in stockholders' equity, and cash flows for the years ended March 31, 1996 and 1995 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to and above present fairly, in all material respects, the financial position of Fortran Corp. as of March 31, 1996, and 1995 and the results of its operations and its cash flows for the years ended March 31, 1996 and 1995 in conformity with generally accepted accounting principles.

    As described in Note 9 to the financial statements, on August 21, 1996, the Company entered into a letter of intent to exchange all of its issued and outstanding shares of common stock for shares of U.S. Office Products Company common stock.

RUBIN, KOEHMSTEDT AND NADLER

Springfield, Virginia
June 7, 1996, except for Note 9,
as to which the date is
October 24, 1996

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
 MTA, Inc.
 Seattle, Washington

    We have audited the consolidated balance sheet of MTA, Inc. (the Company) as of December 31, 1995 and the related consolidated statements of income and retained earnings and of cash flows for the period from January 25, 1995 (date of incorporation) to December 31, 1995 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

DELOITTE & TOUCHE LLP

Seattle, Washington
September 23, 1996

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
 United Envelope Co., Inc.

    We have audited the combined balance sheet of United Envelope Co., Inc. and its affiliate, Rex Envelope Co., Inc., as at December 31, 1995, and the related combined statements of income and retained earnings and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of United Envelope Co., Inc. and its affiliate as at December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

HERTZ, HERSON & COMPANY, LLP

New York, New York
March 6, 1996

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
 Huxley Envelope Corporation

    We have audited the balance sheet of Huxley Envelope Corporation as at December 31, 1995, and the related statements of income and accumulated deficit and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huxley Envelope Corporation as at December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

HERTZ, HERSON & COMPANY, LLP

New York, New York
March 4, 1996

                          U.S. OFFICE PRODUCTS COMPANY

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                PRO FORMA
                                                                                (NOTE 2)
                                                                                APRIL 25,   APRIL 25,  APRIL 26,
                                                                                  1998        1998       1997
                                                                               -----------  ---------  ---------
                                                                               (UNAUDITED)
    ASSETS

Current assets:
  Cash and cash equivalents..................................................   $           $  52,021  $  44,026
  Accounts receivable, less allowance for doubtful accounts of $8,639
    (unaudited), $8,639 and $7,337, respectively.............................     310,527     310,527    283,751
  Inventories................................................................     228,671     228,671    225,998
  Prepaid expenses and other current assets..................................     115,698     117,150     74,580
                                                                               -----------  ---------  ---------
    Total current assets.....................................................     654,896     708,369    628,355

Property and equipment, net..................................................     228,715     228,715    182,633
Intangible assets, net.......................................................     923,024     923,024    611,474
Other assets.................................................................     213,050     194,701    118,289
Net assets from discontinued operations:
  Amounts to become receivable upon the Distributions........................                 132,145     87,700
  All other net assets.......................................................                 354,473     83,422
                                                                               -----------  ---------  ---------
    Total assets.............................................................   $2,019,685  $2,541,427 $1,711,873
                                                                               -----------  ---------  ---------
                                                                               -----------  ---------  ---------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt............................................................   $           $ 368,227  $ 144,125
  Accounts payable...........................................................     162,718     162,718    153,915
  Accrued compensation.......................................................      43,013      43,013     32,515
  Other accrued liabilities..................................................      57,975      81,411     63,814
                                                                               -----------  ---------  ---------
    Total current liabilities................................................     263,706     655,369    394,369

Long-term debt...............................................................   1,162,593     382,174    380,209
Other long-term liabilities and minority interests...........................      17,753      17,753     16,147
                                                                               -----------  ---------  ---------
    Total liabilities........................................................   1,444,052   1,055,296    790,725
                                                                               -----------  ---------  ---------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 500,000 shares authorized, none outstanding Common stock, $.001 par value, 500,000,000 shares authorized,
    36,681,394 (unaudited), 33,460,864 and 26,119,753 shares issued,
    36,514,159 (unaudited), 33,460,864 and 26,119,753 shares outstanding, and
    167,235 (unaudited), none and none held in treasury, respectively........          37          33         26
Additional paid-in capital...................................................     704,388   1,472,125    867,117
Cumulative translation adjustment............................................    (112,803)   (112,803)    (5,583)
Retained earnings (deficit)..................................................     (15,989)    126,776     59,588
                                                                               -----------  ---------  ---------
    Total stockholders' equity...............................................     575,633   1,486,131    921,148
                                                                               -----------  ---------  ---------
    Total liabilities and stockholders' equity...............................   $2,019,685  $2,541,427 $1,711,873
                                                                               -----------  ---------  ---------
                                                                               -----------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY

                        CONSOLIDATED STATEMENT OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 FOR THE FISCAL YEAR ENDED
                                                                          ----------------------------------------
                                                                           APRIL 25,     APRIL 26,     APRIL 30,
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Revenues................................................................  $  2,611,740  $  2,115,954  $  1,061,528
Cost of revenues........................................................     1,884,892     1,518,287       789,436
                                                                          ------------  ------------  ------------
    Gross profit........................................................       726,848       597,667       272,092

Selling, general and administrative expenses............................       591,463       488,215       231,569
Amortization expense....................................................        19,938        12,416         2,711
Non-recurring acquisition costs.........................................                       8,001         8,057
Restructuring costs.....................................................         6,187         4,201           682
                                                                          ------------  ------------  ------------
    Operating income....................................................       109,260        84,834        29,073

Interest expense........................................................        37,837        36,047         8,132
Interest income.........................................................        (1,853)       (6,857)       (3,506)
Other income............................................................        (7,146)       (4,233)         (684)
                                                                          ------------  ------------  ------------
Income from continuing operations before provision for income taxes and
  extraordinary items...................................................        80,422        59,877        25,131
Provision for income taxes..............................................        36,946        27,939         6,032
                                                                          ------------  ------------  ------------
Income from continuing operations before extraordinary items............        43,476        31,938        19,099
Income from discontinued operations, net of income taxes................        23,712        26,800        15,778
                                                                          ------------  ------------  ------------
Income before extraordinary items.......................................        67,188        58,738        34,877
Extraordinary items--losses on early terminations of credit facilities,
  net of income taxes...................................................                       1,450           701
                                                                          ------------  ------------  ------------
Net income..............................................................  $     67,188  $     57,288  $     34,176
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Per share amounts:
  Basic:
    Income from continuing operations before extraordinary items........  $       1.45  $       1.42  $       1.13
    Income from discontinued operations.................................          0.80          1.19          0.93
    Extraordinary items.................................................                       (0.06)        (0.04)
                                                                          ------------  ------------  ------------
    Net income..........................................................  $       2.25  $       2.55  $       2.02
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
  Diluted:
    Income from continuing operations before extraordinary items........  $       1.43  $       1.39  $       1.12
    Income from discontinued operations.................................          0.77          1.17          0.92
    Extraordinary items.................................................                       (0.06)        (0.04)
                                                                          ------------  ------------  ------------
    Net Income..........................................................  $       2.20  $       2.50  $       2.00
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                 COMMON STOCK       ADDITIONAL   CUMULATIVE                   TOTAL
                                            ----------------------    PAID-IN    TRANSLATION   RETAINED    STOCKHOLDERS'
                                             SHARES      AMOUNT       CAPITAL    ADJUSTMENT    EARNINGS       EQUITY
                                            ---------  -----------  -----------  -----------  -----------  ------------
Balance at April 30, 1995.................  12,799,839  $      13    $  57,053    $    (133)   $  69,562    $  126,495
  Issuances of common stock, net of
    associated expenses in conjunction
    with:
    Public offerings......................  3,588,017           4      174,733                                 174,737
    Acquisitions..........................  2,780,041           3       68,615                                  68,618
    Exercise of stock options, including
      tax benefits........................     23,756                    1,023                                   1,023
  Transactions of Pooled Companies:
    Issuances of common stock for cash and
      repayment of debt...................    218,062                    8,298                                   8,298
    Capital contributions.................                                 500                                     500
    Exercise of warrants and stock
      options.............................    244,731                    1,753                                   1,753
    Cash and stock dividends..............    211,660                    1,362                   (32,017)      (30,655)
  Adjustment to conform the year-ends of
    Pooled Companies......................                                                         8,898         8,898
  Cumulative translation adjustments......                                              903                        903
  Net income..............................                                                        34,176        34,176
                                            ---------         ---   -----------  -----------  -----------  ------------
Balance at April 30, 1996.................  19,866,106         20      313,337          770       80,619       394,746
  Issuances of common stock, net of
    associated expenses in conjunction
    with:
    Public offering.......................  3,255,874           3      275,709                                 275,712
    Direct equity investment..............    468,750           1       38,112                                  38,113
    Acquisitions..........................  2,171,363           2      166,078                                 166,080
    Exercise of stock options, including
      tax benefits........................     49,436                    2,843                                   2,843
    Employee stock purchase plan..........     57,500                    3,145                                   3,145
  Transactions of Pooled Companies:
    Issuances of common stock for
      repayment of debt and payment of
      acquisition expenses................    102,408                    6,859                                   6,859
    Capital contributions.................      3,086                    1,857                                   1,857
    Exercise of warrants and stock
      options.............................    119,654                    1,980                                   1,980
    Retirement of common stock............     25,576                     (443)                      (34)         (477)
    Cash dividends paid and declared......                                                       (20,931)      (20,931)
    Undistributed earnings of Subchapter S
      corporations acquired in pooling-of-
      interests business combinations.....                              57,640                   (57,640)
  Adjustment to conform the year-ends of
    Pooled Companies......................                                                           286           286
  Cumulative translation adjustments......                                           (6,353)                    (6,353)
  Net income..............................                                                        57,288        57,288
                                            ---------         ---   -----------  -----------  -----------  ------------
Balance at April 26, 1997.................  26,119,753         26      867,117       (5,583)      59,588       921,148
  Issuance of common stock, net of
    associated expenses in conjunction
    with:.................................
    Acquisitions..........................  6,944,625           7      584,470                                 584,477
    Repayment of debt.....................      7,044                      570                                     570
    Exercise of stock options, including
      tax benefits........................    335,516                   15,908                                  15,908
    Employee stock purchase plan..........     62,974                    4,060                                   4,060
Share adjustments at Pooled Companies.....     (9,048)
Cumulative translation adjustments........                                         (107,220)                  (107,220)
Net income................................                                                        67,188        67,188
                                            ---------         ---   -----------  -----------  -----------  ------------
Balance at April 25, 1998.................  33,460,864  $      33    $1,472,125   $(112,803)   $ 126,776    $1,486,131
                                            ---------         ---   -----------  -----------  -----------  ------------
                                            ---------         ---   -----------  -----------  -----------  ------------

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   FOR THE FISCAL YEAR ENDED
                                                                             -------------------------------------
                                                                              APRIL 25,    APRIL 26,    APRIL 30,
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Cash flows from operating activities:
  Net income...............................................................  $    67,188  $    57,288  $    34,176
  Adjustments to reconcile net income to net cash provided by operating activities:
    Income from discontinued operations....................................      (23,712)     (26,800)     (15,778)
    Depreciation and amortization..........................................       57,167       36,102       10,999
    Deferred income taxes..................................................        4,534       (1,035)        (196)
    Equity in net income of affiliate......................................       (1,315)        (782)
    Gain on sale of investments............................................         (991)
    Non-recurring acquisition costs........................................                     8,001        8,057
    Unrealized foreign currency gain.......................................                    (3,420)
    Extraordinary losses...................................................                     1,450          701
    Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
      Accounts receivable..................................................      (11,904)     (26,237)         969
      Inventories..........................................................       (3,785)      (3,400)       1,861
      Prepaid expenses and other current assets............................       (2,284)      (6,059)     (23,780)
      Accounts payable.....................................................       (3,258)     (26,692)       2,802
      Accrued liabilities..................................................        1,922        7,396         (565)
        Net cash provided by operating activities..........................       83,562       15,812       19,246

Cash flows from investing activities:
  Cash paid in acquisitions, net of cash received..........................      (69,299)    (345,319)     (89,223)
  Payments of acquisition costs............................................       (3,431)      (5,343)      (7,283)
  Additions to property and equipment, net of disposals....................      (46,695)     (34,036)     (17,868)
  Investment in affiliate..................................................      (40,773)     (41,270)
  Proceeds from sale of investments........................................        5,729
  Other....................................................................        4,080        2,013       (5,687)
        Net cash used in investing activities..............................     (150,389)    (423,955)    (120,061)
Cash flows from financing activities:
  Proceeds from issuance of common stock...................................       15,696      318,899      180,230
  Proceeds from issuance of long-term debt.................................          649      225,387      139,040
  Payments of long-term debt...............................................      (13,972)    (174,788)     (13,143)
  Net advances to discontinued operations..................................     (132,653)    (111,891)
  Proceeds from (payments of) short-term debt, net.........................      206,698       24,132      (39,077)
  Payments to terminate credit facility....................................                      (261)
  Payments of dividends at Pooled Companies................................                    (6,158)      (8,287)
  Capital contributed by stockholders of Pooled Companies..................                     1,814          400
  Adjustments to conform fiscal year-ends of certain Pooled Companies......                       286       (1,397)
                                                                             -----------  -----------  -----------
        Net cash provided by financing activities..........................       76,418      277,420      257,766
                                                                             -----------  -----------  -----------
Effect of exchange rates on cash and cash equivalents......................       (4,002)        (511)        (121)
Cash provided by (used in) discontinued operations.........................        2,406       (8,223)       1,707
Net increase (decrease) in cash and cash equivalents.......................        7,995     (139,457)     158,537
Cash and cash equivalents at beginning of period...........................       44,026      183,483       24,946

                          U.S. OFFICE PRODUCTS COMPANY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   FOR THE FISCAL YEAR ENDED
                                                                             -------------------------------------
                                                                              APRIL 25,    APRIL 26,    APRIL 30,
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Cash and cash equivalents at end of period.................................  $    52,021  $    44,026  $   183,483
Supplemental disclosure of cash flow information:
Interest paid..............................................................  $    37,211  $    36,536  $     3,426
Income taxes paid..........................................................       27,944       22,734        7,814

    The Company issued common stock, notes payable and cash in connection with certain business combinations accounted for under the purchase method during fiscal 1998, 1997 and 1996. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                                                   FOR THE FISCAL YEAR ENDED
                                                                              -----------------------------------
                                                                              APRIL 25,    APRIL 26,   APRIL 30,
                                                                                 1998        1997         1996
                                                                              ----------  -----------  ----------
Accounts receivable.........................................................  $   33,270  $    99,747  $   70,640
Inventories.................................................................      22,136      115,995      49,602
Prepaid expenses and other current assets...................................      15,877       20,874       8,412
Property and equipment......................................................      55,438       94,112      30,442
Intangible assets...........................................................     403,114      490,011     119,493
Other assets................................................................      33,692        7,748      51,698
Short-term debt.............................................................      (9,615)     (20,612)    (95,971)
Accounts payable............................................................     (27,161)     (99,753)    (44,034)
Accrued liabilities.........................................................     (11,194)     (52,464)    (19,719)
Long-term debt..............................................................     (22,324)    (153,448)    (11,635)
Other long-term liabilities and minority interest...........................        (834)      (1,296)     (7,751)
                                                                              ----------  -----------  ----------
        Net assets acquired.................................................  $  492,399  $   500,914  $  151,177
                                                                              ----------  -----------  ----------
                                                                              ----------  -----------  ----------

The acquisitions were funded as follows:
Common stock................................................................  $  423,100  $   155,595  $   61,167
Notes payable...............................................................                                  787
Cash........................................................................      69,299      345,319      89,223
                                                                              ----------  -----------  ----------
        Total...............................................................  $  492,399  $   500,914  $  151,177
                                                                              ----------  -----------  ----------
                                                                              ----------  -----------  ----------

NONCASH TRANSACTIONS:

- During fiscal 1998, 1997 and 1996, the Company issued 7,044, 96,158 and 72,918 shares of common stock, respectively, to repay $570, $6,359 and $2,470 of indebtedness, respectively.

- During fiscal 1998, 1997 and 1996, the Company recorded additional paid-in capital of approximately $4,272, $1,250 and $426, respectively, related to the tax benefit on stock options exercised.

- During fiscal 1996, one Pooled Company converted $1,385 of debt to common stock.

- During fiscal 1996, one Pooled Company paid a dividend of $9,851 through the issuance of 211,660 shares of common stock.

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1--BUSINESS ORGANIZATION

    U.S. Office Products Company ("U.S. Office Products" and the "Company") was founded in October 1994. The Company is a supplier of a broad range of office products and business services to corporate customers. The Company operates throughout the United States, as well as in New Zealand, Australia and Canada and, through a 49% owned affiliate, in the United Kingdom.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of U.S. Office Products and the companies acquired in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates and give retroactive effect to the results of the companies acquired in business combinations accounted for under the pooling-of-interests method (the "Pooled Companies") for all periods presented.

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

DEFINITION OF FISCAL YEAR

    As used in these consolidated financial statements and related notes to consolidated financial statements, "fiscal 1999", "fiscal 1998," "fiscal 1997" and "fiscal 1996" refer to the Company's fiscal year ending April 24, 1999 and fiscal years ended April 25, 1998, April 26, 1997 and April 30, 1996, respectively. On August 20, 1996, the Company's Board of Directors approved a change in the Company's fiscal year-end, effective for the 1997 fiscal year, from April 30 to the last Saturday in April.

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

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss.

INVENTORIES

    Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis and consist primarily of products held for sale.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from 25 to 40 years for buildings and its components and 3 to 15 years for furniture, fixtures and equipment. Property and equipment leased under capital leases is being amortized over the lesser of its useful life or its lease term.

INTANGIBLE ASSETS

    Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method. Substantially all goodwill is amortized on a straight line basis over estimated useful lives of 25 to 40 years. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, by comparing anticipated undiscounted future cash flows from operations to net book value.

TRANSLATION OF FOREIGN CURRENCIES

    Balance sheet accounts of foreign subsidiaries are translated using the year-end exchange rate, and statement of income accounts are translated using the average exchange rate for the year. Translation adjustments are recorded as a separate component of stockholders' equity.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as an adjustment to interest expense. As of April 25, 1998, the Company had one interest rate swap agreement in effect, which expires in 2001, with a notional amount of $125,000. The effect of this agreement was to limit the LIBOR-based interest rate exposure to 6.0% on $125,000 of the balance outstanding under the Company's credit facility.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of the Company's financial instruments has been determined using the following methods and assumptions:

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

REVENUE RECOGNITION

    Revenue is recognized upon the delivery of products or upon the completion of services provided to customers as no additional obligations to the customers exist. The Company also leases equipment to customers under both short-term and long-term lease agreements. Revenue related to short-term leases is recognized on a monthly basis over the life of the lease. Certain long-term leases qualify as sales-type leases and, accordingly, the present value of the future lease payments is recognized as income upon delivery of the equipment to the customer.

    The Company, through its wholly-owned subsidiary Mail Boxes Etc. ("MBE"), enters into area and individual franchise agreements in the United States and master license agreements in other countries. Area franchise agreements grant the area franchisee the exclusive right to market individual franchise centers for the Company in the area franchisee's territory. The area franchisee generally receives a commission on the individual franchises sold as well as a share of the royalties earned by the Company from centers in the area franchisee's territory. Individual franchise agreements grant the individual franchisee the exclusive right to open and operate a franchise center in the individual franchisee's territory.

    Franchise fee revenue is recognized upon the completion of all significant initial services provided to the franchisee, area franchisee or master licensee and upon satisfaction of all material conditions of the franchise agreement, area franchise agreement or master license. For individual franchise sales, the significant initial obligations that must be completed before any revenue is recognized are: the site is located, a store lease is in place, the franchise agreement has been signed, the store design and layout is complete, all manuals and systems have been provided, and training at MBE is complete. For area

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

franchise sales, the significant initial obligations that must be completed before any revenue is recognized are: all operating manuals are provided, training is completed and a pilot center is opened. For master license agreements, the significant obligations that must be completed before any revenue is recognized are: all operating manuals are provided and training is completed. Revenue is recognized using the installment method when the revenue is collectible over an extended period and no reasonable basis exists for estimating collectibility.

    On a monthly basis, all individual franchisees are required to pay royalty and marketing fees to the Company based upon a percentage of each franchisee's sales (as defined). Such fees are recognized as revenue based upon reported or estimated sales activity by the franchisees. Revenue from sales of supplies and equipment is recognized when orders are shipped, or the lease is completed, whichever is later.

COST OF REVENUES

    Delivery and occupancy costs are included in cost of revenues. Vendor rebates are recorded as a reduction in the cost of inventory and recognized as a reduction in cost of revenues when such inventory is sold.

NON-RECURRING ACQUISITION COSTS

    Non-recurring acquisition costs represent acquisition costs incurred by the Company in business combinations accounted for under the pooling-of-interests method. These costs include accounting, legal and investment banking fees, real estate and environmental assessments and appraisals, various regulatory fees and recognition of transaction related obligations. Generally accepted accounting principles require the Company to expense all acquisition costs (both those paid by the Company and those paid by the sellers of the acquired companies) related to business combinations accounted for under the pooling-of-interests method.

RESTRUCTURING COSTS

    The Company records the costs of consolidating existing Company facilities into acquired operations, including the external costs and liabilities to close redundant Company facilities and severance costs related to the Company's employees in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)."

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

ADVERTISING COSTS

    The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of income as a component of selling, general and administrative

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

expenses. During fiscal 1998, 1997 and 1996, the Company incurred advertising expenses of $18,473, $14,355 and $7,233, respectively.

NET INCOME PER SHARE

    Net income per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company intends to adopt SFAS No. 130 in fiscal 1999. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS No. 131 in fiscal 1999. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

PRO FORMA INFORMATION (UNAUDITED)

    The pro forma balance sheet at April 25, 1998 adjusts the April 25, 1998 historical balance sheet amounts to give effect to the Strategic Restructuring Plan described in Note 3, as if such Strategic Restructuring Plan had been completed on April 25, 1998. The pro forma balance sheet is not necessarily indicative of the financial position that would have been achieved had the Strategic Restructuring Plan actually then occurred and should not be construed as representative of future financial position.

NOTE 3--STRATEGIC RESTRUCTURING PLAN

    In June 1998, the Company completed a comprehensive restructuring plan (the "Strategic Restructuring Plan") that was approved by the Company's Board of Directors in January 1998. The principal elements of the Strategic Restructuring Plan were:

    - EQUITY TENDER OFFER. Pursuant to a self-tender offer (the "Equity Tender"), the Company repurchased 9,259,261 shares of its common stock, including 1,140,186 shares that were issued on exercise of vested and unvested options for common stock at $108.00 per share (or in the case of stock options, at $108.00 per share minus the exercise price of the options). The Company repurchased the shares for $934,569 in cash. In fiscal 1999, the Company will record a non-cash

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     compensation expense of approximately $60,000, before the related benefit from income taxes, related to the participation of stock options in the Equity Tender.

    - SPIN-OFF DISTRIBUTIONS. After acceptance of the shares in the Equity Tender, the Company distributed to U.S. Office Products' stockholders the shares of four separate companies: Aztec Technology Partners, Inc. (one share for every 1.25 shares of U.S. Office Products common stock held), Workflow Management, Inc. (one share for every 1.875 shares of U.S. Office Products common stock held), School Specialty, Inc. (one share for every
      2.25 shares of U.S. Office Products common stock held) and Navigant International, Inc. (one share for every 2.5 shares of U.S. Office Products common stock held) (collectively, the "Spin-Off Companies"). The distributions of the shares of the Spin-Off Companies are referred to in these consolidated financial statements as the "Distributions." The Spin-Off Companies hold U.S. Office Products' former Technology Solutions, Print Management, Educational Supplies and Corporate Travel Services businesses, respectively.

    - EQUITY INVESTMENT. After the Distributions, an affiliate ("Investor") of an investment fund managed by Clayton, Dubilier & Rice, Inc., a private investment firm, acquired the following equity securities of the Company for $270.0 million: (i) approximately 9,092,106 shares (24.9%) of the Company's common stock, (ii) special warrants (the "Special Warrants") entitling Investor to purchase additional common stock in certain circumstances intended to permit Investor to maintain its 24.9% equity ownership position, and (iii) warrants (the "Warrants") entitling Investor to purchase additional shares of common stock for $405 million equal to the number of shares of common stock it purchased outright plus the number of shares it acquires or is entitled to acquire pursuant to the Special Warrants. The Warrants are exercisable at any time after June 10, 2000 until June 10, 2010. Investor did not acquire any interests in the Spin-Off Companies.

    U.S. Office Products will retain its North American Office Products Group (which includes office supply, office furniture, and office coffee and beverage services businesses), MBE, its New Zealand and Australia operations and its 49% interest in Dudley Stationery Limited (a U.K. contract stationer).

    In conjunction with the Strategic Restructuring Plan, U.S. Office Products completed the following financing transactions in June 1998:

    - Pursuant to a tender offer, the Company repurchased $222,215 of its 5 1/2% convertible subordinated notes due 2003 for a purchase price of 94.5% of the principal amount and accrued interest on such notes. In fiscal 1999, the Company will record an extraordinary gain of $12,222, before provision for income taxes, related to the early extinguishment of such notes. In addition, in fiscal 1999, the Company will record a non-cash expense of approximately $5,260, before benefit from income taxes, related to the write-off of debt issue costs capitalized in connection with the issuance of such notes.

    - Pursuant to an exchange offer, the Company exchanged $130,989 of its 5 1/2% convertible subordinated notes due 2001 for 2,025,185 shares of common stock at an exchange rate of 15.461 shares of U.S. Office Products common stock for each $1 principal amount of such notes, which effectively reduced the conversion price of such notes from $76.00 to $64.68 while the exchange offer was open. In fiscal 1999, the company will record expense of $20,436 as a result of the reduction in the conversion price of such notes. In addition, in fiscal 1999, the Company will record a non-cash expense of approximately $3,002, before benefit from income taxes, related to the write-off of debt issue costs capitalized in connection with the issuance of such notes.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    - The Company entered into a new $1,225,000 senior secured bank credit facility (the "New Credit Facility") that consists of the following (i) a $200,000 seven-year multi-draw loan facility; (ii) a $250,000 seven-year revolving credit facility; (iii) a $100,000 seven-year term loan facility; and (iv) a $675,000 eight-year term loan facility. As a result of the Company entering into the New Credit Facility, the former credit facility was terminated which will result in the Company recording a non-cash expense of approximately $4,841, before benefit from income taxes, in fiscal 1999, related to the write-off of debt issue costs capitalized in connection with the former credit facility.

    - The Company issued and sold $400,000 in 9 3/4% senior subordinated notes due 2008 (the "2008 Notes") in a private placement at 99.583% of the principal amount.

DISCONTINUED OPERATIONS

    As a result of the Strategic Restructuring Plan, the Spin-Off Companies are reflected as discontinued operations for all periods presented in the Company's consolidated financial statements. The income from discontinued operations included in the consolidated statement of income represents the sum of the results of the Company's Print Management, Corporate Travel Services, Educational Supplies and Technology Solutions divisions for the periods presented and is summarized as follows:

                                                               CORPORATE                                TOTAL
                                                    PRINT        TRAVEL    EDUCATIONAL  TECHNOLOGY   DISCONTINUED
                                                  MANAGEMENT    SERVICES    SUPPLIES     SOLUTIONS    OPERATIONS
                                                 ------------  ----------  -----------  -----------  ------------
Fiscal 1998:
  Revenues.....................................   $  353,351   $  120,424   $ 310,455    $ 208,341    $  992,571
  Operating income.............................       16,776        7,808      18,103       13,091        55,778
  Income before provision for income taxes.....       15,099        7,631      12,173       13,114        48,017
  Provision for income taxes...................        7,392        4,569       6,065        6,279        24,305
  Income from discontinued operations, net of
    income taxes...............................        7,707        3,062       6,108        6,835        23,712

Fiscal 1997:
  Revenues.....................................   $  334,220   $   57,677   $ 191,746    $ 136,278    $  719,921
  Operating income.............................       16,426        5,668      10,295       11,198        43,587
  Income before provision for (benefit from)
    income taxes...............................       11,224        5,450       6,375       10,914        33,963
  Provision for (benefit from) income taxes....        3,651        1,353      (2,034)       4,193         7,163
  Income from discontinued operations, net of
    income taxes...............................        7,573        4,097       8,409        6,721        26,800

Fiscal 1996:
  Revenues.....................................   $  314,999   $   45,267   $ 150,343    $ 114,293    $  624,902
  Operating income.............................       12,455        3,068       2,484        9,252        27,259
  Income (loss) before provision for (benefit
    from) income taxes.........................        6,933        2,863      (3,194)      10,631        17,233
  Provision for (benefit from) income taxes....          (33)         565         173          750         1,455

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               CORPORATE                                TOTAL
                                                    PRINT        TRAVEL    EDUCATIONAL  TECHNOLOGY   DISCONTINUED
                                                  MANAGEMENT    SERVICES    SUPPLIES     SOLUTIONS    OPERATIONS
                                                 ------------  ----------  -----------  -----------  ------------
  Income (loss) from discontinued operations,
    net of income taxes........................        6,966        2,298      (3,367)       9,881        15,778

    The results of the Spin-Off Companies include allocations of interest expense, at U.S. Office Products' weighted average interest rates, based on the average intercompany debt outstanding during the periods presented. Intercompany debt allocated to the Spin-Off Companies generally is comprised of funding provided to the Spin-Off Companies by U.S. Office Products for acquisitions and acquisition related expenses, repayments of long-term and short-term debt of acquired companies, payments of direct operating expenses of the Spin-Off Companies and the net results of daily advances and sweeps of cash by the Company to keep each Spin-Off Company's cash balance at or near zero on a daily basis. To the extent that the sum of the intercompany funding and third-party debt outstanding exceeded the amount of debt to be allocated to the Spin-Off Companies pursuant to the investment agreement with Investor, such excess amounts have been characterized as divisional equity. The results of the Spin-Off Companies do not include any allocations of corporate overhead from the Company during the periods presented.

    The other net assets of the discontinued operations included in the Company's consolidated balance sheet represent the sum of the net assets of the Company's Print Management, Corporate Travel Services, Educational Supplies and Technology Solutions divisions for the periods presented and are summarized as follows:

                                                                       CORPORATE                                TOTAL
                                                            PRINT        TRAVEL    EDUCATIONAL  TECHNOLOGY   DISCONTINUED
                                                          MANAGEMENT    SERVICES    SUPPLIES     SOLUTIONS    OPERATIONS
                                                         ------------  ----------  -----------  -----------  ------------
April 25, 1998:
  Current assets.......................................   $   90,961   $   21,993   $  99,643    $  66,835    $  279,432
  Property, plant and equipment, net...................       33,210       18,008      22,553        5,831        79,602
  Intangible assets, net...............................       14,014       87,590      99,613       63,829       265,046
  Other assets.........................................        8,259          852          34          574         9,719
  Current liabilities..................................      (57,434)     (18,643)    (54,642)     (33,363)     (164,082)
  Long-term liabilities................................      (30,250)     (16,523)    (63,415)      (5,056)     (115,244)
                                                         ------------  ----------  -----------  -----------  ------------
    Other net assets of discontinued operations........   $   58,760   $   93,277   $ 103,786    $  98,650    $  354,473
                                                         ------------  ----------  -----------  -----------  ------------
                                                         ------------  ----------  -----------  -----------  ------------

April 26, 1997:
  Current assets.......................................   $   81,310   $    6,935   $  55,709    $  30,542    $  174,496
  Property, plant and equipment, net...................       34,175        7,953      14,478        2,164        58,770
  Intangible assets, net...............................          705        7,112      20,824                     28,641
  Other assets.........................................        7,807          581         359        2,005        10,752
  Current liabilities..................................      (66,413)     (11,886)    (39,712)     (20,530)     (138,541)
  Long-term liabilities................................       (7,208)      (5,218)    (35,052)      (3,218)      (50,696)
                                                         ------------  ----------  -----------  -----------  ------------
    Other net assets of discontinued operations........   $   50,376   $    5,477   $  16,606    $  10,963    $   83,422
                                                         ------------  ----------  -----------  -----------  ------------
                                                         ------------  ----------  -----------  -----------  ------------

    The amounts to become receivable upon the Distributions reflected in the April 25, 1998 consolidated balance sheet were recovered from the Spin-Off Companies in connection with the Distributions.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

PURCHASE ACCOUNTING RESTATEMENT

    On December 24, 1997, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission which included audited supplemental consolidated financial statements (the "Supplemental Financial Statements"). The Supplemental Financial Statements gave retroactive effect to 20 fiscal 1998 business combinations, including the MBE acquisition, which were originally accounted for under the pooling-of-interests method.

    As a result of the Strategic Restructuring Plan and as required by generally accepted accounting principles, the Company has restated its consolidated financial statements for all periods to account for these acquisitions (as well as two subsequent business combinations originally accounted for under the pooling-of-interests method) under the purchase method. In relation to amounts reflected in the Supplemental Financial Statements, this restatement and the reclassification of assets and liabilities for discontinued operations, as discussed above, had the combined effect of reducing the Company's reported total assets at April 26, 1997 by $267,430 and reported net income for fiscal 1997 and 1996 by $17,811 (or $0.20 per share) and $14,998 (or $0.22 per share), respectively. Additionally, the restatement of the 22 business combinations as purchase transactions gave rise to approximately $422,800 of goodwill, associated with both continuing and discontinued operations, during fiscal 1998.

NOTE 4--BUSINESS COMBINATIONS

POOLING-OF-INTERESTS METHOD

    In fiscal 1997 and 1996, the Company issued 8,290,791 and 3,165,320 shares of common stock, respectively, to acquire 40 companies, including 25 companies related to continuing operations, (the "1997 Poolings") and 14 companies (the "1996 Poolings"), respectively, in business combinations accounted for under the pooling-of-interests method. The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented. Certain of the Pooled Companies previously reported on fiscal years ending other than April 26, 1997 and April 30, 1996.

    Commencing on May 1, 1996 and 1995, the year-ends of the 1997 Poolings and the 1996 Poolings were changed to April 26, 1997 and April 30, 1996, respectively, resulting in adjustments to retained earnings of $286 and $8,898 during fiscal 1997 and 1996, respectively. Following is a summary of the results related to the adjustments to retained earnings:

                                                                                             FOR THE FISCAL YEAR
                                                                                                    ENDED
                                                                                            ----------------------
                                                                                            APRIL 26,   APRIL 30,
                                                                                               1997        1996
                                                                                            ----------  ----------
Revenues..................................................................................  $   (9,907) $  245,737
Costs and expenses........................................................................     (10,193)    236,839
                                                                                            ----------  ----------
    Net adjustment........................................................................  $      286  $    8,898
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The following presents the separate results, in each of the periods presented, of U.S. Office Products (excluding the results of Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:

                                                                           U.S. OFFICE     POOLED
                                                                             PRODUCTS     COMPANIES     COMBINED
                                                                           ------------  -----------  ------------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Fiscal 1997:
  Revenues...............................................................  $  1,906,496   $ 209,458   $  2,115,954
  Income from continuing operations before extraordinary items...........  $     27,978   $   3,960   $     31,938

Fiscal 1996:
  Revenues...............................................................  $    488,670   $ 572,858   $  1,061,528
  Income from continuing operations before extraordinary items...........  $      7,828   $  11,271   $     19,099

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

PURCHASE METHOD

    In fiscal 1998, the Company made 73 acquisitions, including 51 related to continuing operations, accounted for under the purchase method for an aggregate purchase price of $762,456, consisting of $177,979 of cash and 6,944,625 shares of common stock with a market value of $584,477. The total assets related to these 73 acquisitions were $900,870, including goodwill of $643,413. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

    In fiscal 1997, the Company made 77 acquisitions, including 71 related to continuing operations, accounted for under the purchase method for an aggregate purchase price of $520,891 consisting of $354,811 of cash, and 2,171,363 shares of common stock with a market value of $166,080. The total assets related to these 77 acquisitions were $861,647, including goodwill of $506,386. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

    In fiscal 1996, the Company made 34 acquisitions, including 31 related to continuing operations, accounted for under the purchase method for an aggregate purchase price of $206,937, consisting of $130,178 of cash, $8,141 of notes payable and 2,780,041 shares of common stock with a market value of $68,618. The total assets related to these 34 acquisitions were $414,113, including goodwill of $127,870. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

    In addition, there is the potential for the payment of up to an additional 750,000 shares of common stock, subject to an upward adjustment on the share limit (which the Company currently estimates could be up to three times such limit) to reflect the completion of the Strategic Restructuring Plan, related to a purchase acquisition based upon the financial performance of such purchase acquisition and the value of the Company's common stock. In light of the completion of the Strategic Restructuring Plan, the Company is currently in discussions with the seller regarding the renegotiation of this agreement, which could result in the recognition of additional goodwill. The issuance of shares under this agreement would also entitle Investor to anti-dilution protection under the terms of the Special Warrants. The Company has included, in prepaid expenses and other current assets, $5,310 of cash held in escrow related to certain business combinations.

    The following presents the unaudited pro forma results of operations of the Company for fiscal 1998 and 1997 and includes the Company's consolidated financial statements, which give retroactive effect to the acquisitions of the Pooled Companies for all periods presented, and the results of the Purchased Companies as if all such purchase acquisitions had been made at the beginning of fiscal 1997. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets, adjustments in executive compensation and the inclusion of a federal income tax provision on all earnings:

                                                       FOR THE FISCAL YEAR ENDED
                                                      ----------------------------
                                                       APRIL 25,       APRIL 26,
                                                          1998            1997
                                                      ------------    ------------
Revenues............................................  $  2,776,472    $  2,817,202
Income from continuing operations before
  extraordinary items...............................        46,545          45,046
Basic income per share from continuing operations
  before extraordinary items........................          1.39            1.33
Diluted income per share from continuing operations
  before extraordinary items........................          1.37            1.31

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

    The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1997 or the results which may occur in the future.

EQUITY INVESTMENT IN AFFILIATE

    In November 1996, the Company acquired a 49% equity interest in Dudley Stationery Limited ("Dudley"), which is being accounted for under the equity method. Under the terms of the agreement, the Company invested $82,043 in Dudley. The investment in Dudley, of which $33,627 represents the excess of the Company's proportionate share of the underlying net assets of Dudley, is included in other assets on the consolidated balance sheet. The portion of the investment in excess of the Company's proportionate share of the underlying assets of Dudley is being amortized over 40 years. The Company has included its share of Dudley's net income as a component of other income on the consolidated statement of income.

NOTE 5--ACCRUED ACQUISITION COSTS

    In conjunction with the acquisitions of the fiscal 1998 and 1997 Purchased Companies, the Company accrued the direct external costs incurred in conjunction with the consummation of the acquisitions and the costs to consolidate acquired operations into existing Company facilities, including the external costs associated with closing redundant facilities of acquired companies, and severance and relocation costs related to the acquired companies' employees.

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

    The following table sets forth the Company's accrued acquisition costs for the periods ended April 30, 1996, April 26, 1997 and April 25, 1998:

                                                                              EMPLOYEE     DISPOSAL OF
                                                                REDUNDANT   SEVERANCE AND  ASSETS AND
                                                               FACILITIES    RELOCATION       OTHER       TOTAL
                                                               -----------  -------------  -----------  ----------
Balance at April 30, 1996....................................   $             $             $           $
  Additions..................................................       1,593         2,484         6,712       10,789
                                                               -----------  -------------  -----------  ----------

Balance at April 26, 1997....................................       1,593         2,484         6,712       10,789
  Additions..................................................       3,836         7,494         4,844       16,174
  Utilizations...............................................      (3,046)       (6,861)       (6,164)     (16,071)
                                                               -----------  -------------  -----------  ----------

Balance at April 25, 1998....................................   $   2,383     $   3,117     $   5,392   $   10,892
                                                               -----------  -------------  -----------  ----------
                                                               -----------  -------------  -----------  ----------

NOTE 6--RESTRUCTURING COSTS

    The Company records the costs of consolidating existing Company facilities into acquired operations, including the external costs and liabilities to close redundant Company facilities and severance costs related to the Company's employees. The following table sets forth the Company's accrued restructuring costs for the periods ended April 30, 1996, April 26, 1997 and April 25, 1998:

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 FACILITY      SEVERANCE    OTHER ASSET
                                                                CLOSURE AND       AND       WRITE- DOWNS
                                                               CONSOLIDATION  TERMINATIONS   AND COSTS     TOTAL
                                                               -------------  ------------  -----------  ---------
Balance at April 30, 1996....................................    $             $             $           $
  Additions..................................................        1,337            308        2,556       4,201
  Utilizations...............................................         (302)          (229)      (2,150)     (2,681)
                                                               -------------  ------------  -----------  ---------

Balance at April 26, 1997....................................        1,035             79          406       1,520
  Additions..................................................        2,008          3,053        1,126       6,187
  Utilizations...............................................       (2,076)        (1,877)      (1,058)     (5,011)
                                                               -------------  ------------  -----------  ---------

Balance at April 25, 1998....................................    $     967     $    1,255    $     474   $   2,696
                                                               -------------  ------------  -----------  ---------
                                                               -------------  ------------  -----------  ---------

NOTE 7--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                            APRIL 25,   APRIL 26,
                                                                                               1998        1997
                                                                                            ----------  ----------
Land......................................................................................  $   27,728  $   31,934
Buildings.................................................................................      45,268      44,814
Furniture and fixtures....................................................................     136,198     121,701
Warehouse equipment.......................................................................      72,929      24,726
Equipment under capital leases............................................................      17,719       8,602
Leasehold improvements....................................................................      10,162      16,107
                                                                                            ----------  ----------
                                                                                               310,004     247,884
Less: Accumulated depreciation............................................................     (81,289)    (65,251)
                                                                                            ----------  ----------
Net property and equipment................................................................  $  228,715  $  182,633
                                                                                            ----------  ----------
                                                                                            ----------  ----------

 Depreciation expense for fiscal years 1998, 1997 and 1996 was $33,260, $20,699 and $7,926, respectively.

NOTE 8--INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                                                            APRIL 25,   APRIL 26,
                                                                                               1998        1997
                                                                                            ----------  ----------
Goodwill..................................................................................  $  953,819  $  625,074
Other.....................................................................................       4,036       3,063
                                                                                            ----------  ----------
                                                                                               957,855     628,137
Less: Accumulated amortization............................................................     (34,831)    (16,663)
                                                                                            ----------  ----------
                                                                                            $  923,024  $  611,474
                                                                                            ----------  ----------
                                                                                            ----------  ----------

 Amortization expense for fiscal years 1998, 1997 and 1996 was $19,938, $12,416 and $2,711, respectively.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9--CREDIT FACILITIES

SHORT-TERM DEBT

    Short-term debt consists of the following:

                                                                        APRIL 25,   APRIL 26,
                                                                           1998        1997
                                                                        ----------  ----------
Credit Facility, average interest rates of 6.4% at April 25, 1998 and
  7.6% at April 26, 1997..............................................  $  365,000  $  140,090
Other.................................................................                   1,367
Current maturities of long-term debt..................................       3,227       2,668
                                                                        ----------  ----------
    Total short-term debt.............................................  $  368,227  $  144,125
                                                                        ----------  ----------
                                                                        ----------  ----------

    At April 25, 1998, the Company had an agreement under which a syndicate of financial institutions, led by Bankers Trust Company, as Agent (the "Bank"), was providing the Company with a $500,000 credit facility (the "Credit Facility") bearing interest, at the Company's option, at the Bank's base rate plus an applicable margin of up to 1.25%, or a eurodollar rate plus an applicable margin of up to 2.5%. The availability under the Credit Facility was subject to certain sublimits including $100,000 for working capital loans and $400,000 for acquisition loans. The Credit Facility was secured by a majority of the assets of the Company and its subsidiaries and contained customary covenants, including financial covenants with respect to the Company's consolidated leverage and interest coverage ratios, capital expenditures, payment of dividends and purchases and sales of assets, and customary default provisions, including provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. The Company was in compliance with these covenants at April 25, 1998. At April 25, 1998, the balance outstanding under the Credit Facility was $365,000 and included six eurodollar contracts, expiring within 30 days, totaling $351,000 at an average interest rate of 6.38%.

    In conjunction with the Strategic Restructuring Plan, the Credit Facility was terminated, the balances outstanding were paid in full and the Company entered into the New Credit Facility. In fiscal 1999, the Company will record a non-cash expense of approximately $4,841, before benefit from income taxes, related to the write-off of debt issue costs capitalized in conjunction with the Credit Facility.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9--CREDIT FACILITIES (CONTINUED)
LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                            APRIL 25,   APRIL 26,
                                                                                               1998        1997
                                                                                            ----------  ----------
Convertible Subordinated Notes due 2003, interest at 5 1/2%, convertible into shares of common stock at any time prior to maturity at a conversion price of $126.40 per share, subject to adjustment in certain events.................................................  $  230,000  $  230,000
Convertible Subordinated Notes due 2001, interest at 5 1/2%, convertible into shares of common stock at any time prior to maturity at a conversion price of $76.00 per share,
  subject to adjustment in certain events.................................................     143,750     143,750
Other.....................................................................................       3,074       3,610
Capital lease obligations.................................................................       8,577       5,517
                                                                                            ----------  ----------
                                                                                               385,401     382,877
Less: Current maturities of long-term debt................................................      (3,227)     (2,668)
                                                                                            ----------  ----------
    Total long-term debt..................................................................  $  382,174  $  380,209
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The 5 1/2% Convertible Subordinated Notes due 2003 (the "2003 Notes") are redeemable, in whole or in part, at the Company's option at specified redemption prices on or after May 22, 1998, but may not be redeemed prior to May 15, 1999 unless the closing price of the common stock is at least 150% of the conversion price for a period of time prior to the notice of redemption. Costs incurred in connection with the issuance of the 2003 Notes are included in other assets and are being amortized over the seven year period of maturity. The fair value of the 2003 Notes at April 25, 1998, based upon quoted market prices, totaled $190,613. In conjunction with the Strategic Restructuring Plan, $222,215 of the 2003 Notes were retired at 94.5% of the principal amount, resulting in an extraordinary gain in fiscal 1999 of $12,222, before provision for income taxes, and the conversion price on the remaining outstanding 2003 Notes was adjusted to $64.36. In addition, in fiscal 1999 the Company will record expense of approximately $5,260, before benefit from income taxes, related to the write-off of debt issue costs capitalized in connection with the issuance of the 2003 Notes.

    The 5 1/2% Convertible Subordinated Notes due 2001 (the "2001 Notes") are redeemable, in whole or in part, at the Company's option at specified redemption prices on or after February 3, 1998, but may not be redeemed prior to February 2, 1999 unless the closing price of the common stock is at least 150% of the conversion price for a period of time prior to the notice of redemption. Costs incurred in connection with the issuance of the 2001 Notes are included in other assets and are being amortized over the five year period of maturity. The fair value of the 2001 Notes at April 25, 1998, based upon quoted market prices, totaled $146,625. In conjunction with the Strategic Restructuring Plan, $130,989 of the 2001 Notes were exchanged for 2,025,185 shares of common stock at a conversion price that was temporarily reduced from $76.00 per share to $64.68 per share, resulting in an expense in fiscal 1999 of $20,436 as a result of the reduction in the conversion price, and the conversion price on the remaining outstanding 2001 Notes was adjusted to $38.70. In addition, in fiscal 1999 the Company will record expense of approximately $3,002, before benefit from income taxes, related to the write-off of debt issue costs capitalized in connection with the issuance of the 2001 Notes.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9--CREDIT FACILITIES (CONTINUED)
MATURITIES OF LONG-TERM DEBT

    Maturities on long-term debt, including capital lease obligations, are as follows:

1999..............................................................  $   3,227
2000..............................................................      2,737
2001..............................................................    145,650
2002..............................................................      1,219
2003..............................................................    230,351
Thereafter........................................................      2,217
                                                                    ---------
                                                                    $ 385,401
                                                                    ---------
                                                                    ---------

NOTE 10--INCOME TAXES

    Domestic and foreign income from continuing operations before provision for income taxes and extraordinary items consist of the following:

                                                                  FOR THE FISCAL YEAR ENDED
                                                               -------------------------------
                                                               APRIL 25,  APRIL 26,  APRIL 30,
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Domestic.....................................................  $  53,478  $  37,244  $  22,139
Foreign......................................................     26,944     22,633      2,992
                                                               ---------  ---------  ---------
  Total......................................................  $  80,422  $  59,877  $  25,131
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The provision for income taxes consists of:

                                                                    FOR THE FISCAL YEAR ENDED
                                                                ---------------------------------
                                                                APRIL 25,  APRIL 26,   APRIL 30,
                                                                  1998       1997        1996
                                                                ---------  ---------  -----------
Income taxes currently payable:
  Federal.....................................................  $  16,746  $  18,776   $   4,632
  State.......................................................      4,161      1,987         351
  Foreign.....................................................     11,505      8,211       1,245
                                                                ---------  ---------  -----------
                                                                   32,412     28,974       6,228
                                                                ---------  ---------  -----------
Deferred income tax expense (benefit).........................      4,534     (1,035)       (196)
                                                                ---------  ---------  -----------
  Total provision for income taxes............................  $  36,946  $  27,939   $   6,032
                                                                ---------  ---------  -----------
                                                                ---------  ---------  -----------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10--INCOME TAXES (CONTINUED)
    Deferred taxes are comprised of the following:

                                                                                              APRIL 25,   APRIL 26,
                                                                                                 1998       1997
                                                                                              ----------  ---------
Current deferred tax assets:
  Inventory.................................................................................  $    6,788  $     708
  Allowance for doubtful accounts...........................................................       2,921      1,253
  Accrued liabilities.......................................................................       7,191      6,091
  Realized foreign exchange loss on debt conversion.........................................       3,042
                                                                                              ----------  ---------
    Total current deferred tax assets.......................................................      19,942      8,052
                                                                                              ----------  ---------
Long-term deferred tax assets
  Realized foreign exchange loss on debt conversion.........................................      30,622
  Restructuring reserve.....................................................................       2,130      4,882
                                                                                              ----------  ---------
    Total long-term deferred tax assets.....................................................      32,752      4,882
                                                                                              ----------  ---------
Long-term deferred tax liabilities:
  Property and equipment....................................................................      (6,042)    (2,357)
  Intangible assets.........................................................................      (2,141)      (961)
  Internal Revenue Service tax assessment...................................................      (3,383)    (3,383)
  Other.....................................................................................      (2,368)      (639)
                                                                                              ----------  ---------
    Total long-term deferred tax liabilities................................................     (13,934)    (7,340)
                                                                                              ----------  ---------
    Net deferred tax asset..................................................................  $   38,760  $   5,594
                                                                                              ----------  ---------
                                                                                              ----------  ---------

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

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10--INCOME TAXES (CONTINUED)
    The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:

                                                                                           FOR THE FISCAL YEAR ENDED
                                                                                     -------------------------------------
                                                                                      APRIL 25,    APRIL 26,    APRIL 30,
                                                                                        1998         1997         1996
                                                                                     -----------  -----------  -----------
U.S. federal statutory rate........................................................        35.0%        35.0%        35.0%
State income taxes, net of federal income tax benefit..............................         4.1          3.3          1.4
Subchapter S corporation income not subject to corporate level taxation............                     (3.3)       (26.1)
Foreign earnings not subject to U.S. taxes.........................................       (11.7)       (12.8)        (4.1)
Nondeductible goodwill.............................................................         3.9          4.9          3.7
Nondeductible acquisition costs....................................................                      4.7          8.4
Foreign taxes......................................................................        14.3         13.7          4.9
Other..............................................................................         0.3          1.2          0.8
                                                                                          -----        -----        -----
Effective income tax rate..........................................................        45.9%        46.7%        24.0%
                                                                                          -----        -----        -----
                                                                                          -----        -----        -----

    Certain Pooled Companies were organized as subchapter S corporations prior to the closing of their acquisitions by the Company and, as a result, the federal tax on their income was the responsibility of their individual stockholders. Accordingly, the specific Pooled Companies provided no federal income tax expense prior to these acquisitions by the Company.

NOTE 11--LEASE COMMITMENTS

    The Company leases various types of retail, warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                                          CAPITAL   OPERATING
                                                                          LEASES      LEASES
                                                                         ---------  ----------
1999...................................................................  $   2,354  $   44,159
2000...................................................................      2,160      35,395
2001...................................................................      1,759      28,723
2002...................................................................      1,204      22,703
2003...................................................................        328      14,909
Thereafter.............................................................      3,158      60,405
                                                                         ---------  ----------
Total minimum lease payments...........................................     10,963  $  206,294
                                                                                    ----------
                                                                                    ----------
Less: Amounts representing interest....................................     (2,386)
                                                                         ---------
Present value of net minimum lease payments............................  $   8,577
                                                                         ---------
                                                                         ---------

    Rent expense for all operating leases for fiscal 1998, 1997 and 1996 was $57,535, $40,183 and $19,023, respectively.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 12--COMMITMENTS AND CONTINGENCIES

LITIGATION

    During fiscal 1998, a stockholder purporting to represent a class composed of all U.S. Office Products' stockholders filed an action in the Delaware Chancery Court. The action claims that the Directors breached their fiduciary duty to the stockholders of U.S. Office Products by changing the terms of the Equity Tender to include employee stock options. The complaint seeks injunctive relief, damages and attorneys fees. The Company believes that this lawsuit is without merit and intends to vigorously contest it.

    The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

POSTEMPLOYMENT BENEFITS

    The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at April 25, 1998 or April 26, 1997 related to these agreements.

NOTE 13--EMPLOYEE BENEFIT PLANS

    Effective September 1, 1996, the Company implemented the U.S. Office Products 401(k) Retirement Plan (the "401(k) Plan") which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after six months of service. In fiscal 1998 and 1997, the Company's matching contribution expense was $2,906 and $1,195, respectively.

NOTE 14--STOCKHOLDERS' EQUITY

EARNINGS PER SHARE

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the consolidated statement of income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted SFAS No. 128 during fiscal 1998 and has restated all prior period EPS data. The following information presents the Company's computations of basic and diluted

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED)
EPS from continuing operations before extraordinary items for the periods presented in the consolidated statement of income.

                                                                              INCOME        SHARES       PER SHARE
                                                                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                           ------------  -------------  -----------
FISCAL 1998:
  Basic EPS..............................................................   $   43,476     29,889,007    $    1.45
                                                                                                             -----
                                                                                                             -----
  Effect of dilutive employee stock options..............................                     592,787
                                                                           ------------  -------------
  Diluted EPS............................................................   $   43,476     30,481,794    $    1.43
                                                                           ------------  -------------       -----
                                                                           ------------  -------------       -----

FISCAL 1997:
  Basic EPS..............................................................   $   31,938     22,506,428    $    1.42
                                                                                                             -----
                                                                                                             -----
  Effect of dilutive employee stock options..............................                     433,765
                                                                           ------------  -------------
  Diluted EPS............................................................   $   31,938     22,940,193    $    1.39
                                                                           ------------  -------------       -----
                                                                           ------------  -------------       -----
FISCAL 1996:
  Basic EPS..............................................................   $   19,099     16,886,171    $    1.13
                                                                                                             -----
                                                                                                             -----
  Effect of dilutive employee stock options..............................                     207,280
                                                                           ------------  -------------
  Diluted EPS............................................................   $   19,099     17,093,451    $    1.12
                                                                           ------------  -------------       -----
                                                                           ------------  -------------       -----

    The Company had additional employee stock options and two series of convertible debt securities outstanding during the periods presented that were not included in the computation of diluted EPS because they were anti-dilutive.

COMMON STOCK

    In February 1996, the Company's stockholders approved the amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000 shares. In August 1996, the Company's stockholders approved the amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000.

    In October 1997, the Board of Directors of the Company approved a three-for-two split of the Company's common stock. In May 1998, the Board of Directors of the Company approved a one-for-four reverse split of the Company's common stock. The financial statements give retroactive effect for the splits for all periods presented.

STOCK COMPENSATION PLANS

    In October 1994, the Board of Directors and the Company's stockholders approved the Company's 1994 Long-Term Compensation Plan (the "Plan"). The purpose of the Plan is to provide officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. The maximum number of options to purchase common stock granted in any calendar or fiscal year under the Plan, as amended, is equal to 20% of the aggregate number of shares of the Company's

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED) common stock outstanding at the time an award is granted, less, in each case, the number of shares subject to previously outstanding awards under the Plan.

    In August 1996, the Board of Directors and the Company's stockholders approved the Company's 1996 Non-Employee Directors' Stock Plan (the "Directors' Plan"). The purpose of the Directors' Plan is to promote ownership by non-employee directors of a greater proprietary interest in the Company, thereby aligning such directors' interests more closely with the interests of stockholders of the Company. A total of 750,000 shares of common stock have been reserved for issuance under the Directors' Plan. At April 25, 1998, options to acquire 57,375 shares of common stock have been granted under the Directors' Plan.

    The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, because the exercise prices of the options have equaled the market price on the date of grant, no compensation expense has been recognized for stock options granted. Had compensation cost for the Company's stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS 123, the Company's net income and net income per share would have been impacted as indicated in the following table. The pro forma results shown below reflect only the impact of options granted in fiscal 1998, 1997 and 1996.

                                                                                      FOR THE FISCAL YEAR ENDED
                                                                                   -------------------------------
                                                                                   APRIL 25,  APRIL 26,  APRIL 30,
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Income from continuing operations:
  As reported....................................................................  $  43,476  $  31,938  $  19,099
  Pro forma......................................................................     24,333     19,292     16,942

Income from continuing operations per share:
  As reported:
    Basic........................................................................  $    1.45  $    1.42  $    1.13
    Diluted......................................................................       1.43       1.39       1.12
  Pro forma:
    Basic........................................................................  $    0.81  $    0.86  $    1.00
    Diluted......................................................................       0.80       0.84       0.99

    The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected life of option                              7 years    7 years    7 years
Risk free interest rate                               6.36%      6.66%      6.58%
Expected volatility of USOP stock                     44.1%      44.0%      58.5%

    The weighted-average fair value of options granted was $34.77 and $45.49 for fiscal 1998 and 1997, respectively.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of option transactions follows:

                                                            WEIGHTED-                 WEIGHTED-
                                                             AVERAGE                   AVERAGE
                                                            EXERCISE      OPTIONS     EXERCISE
                                                OPTIONS       PRICE     EXERCISABLE     PRICE
                                               ----------  -----------  -----------  -----------
Balance at April 30, 1995....................     264,812   $   21.15       44,499    $    7.57
  Granted....................................   1,036,722       50.22
  Exercised..................................     (23,756)      24.98
  Canceled...................................      (6,075)      33.88
                                               ----------

Balance at April 30, 1996....................   1,271,703       44.71       81,199        15.08
  Granted....................................   1,682,291       81.66
  Exercised..................................     (49,436)      33.54
  Canceled...................................     (18,361)      50.62
                                               ----------

Balance at April 26, 1997....................   2,886,197       66.40      399,557        40.41
  Granted....................................   3,259,442       63.22
  Exercised..................................    (330,516)      34.88
  Canceled...................................    (283,230)      70.17
                                               ----------
Balance at April 25, 1998....................   5,531,891   $   66.21      950,035    $   63.99
                                               ----------
                                               ----------

    The following table summarizes information about stock options outstanding at April 25, 1998:

                                            OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                    ------------------------------------  ----------------------
                                                 WEIGHTED-
                                                  AVERAGE     WEIGHTED-               WEIGHTED-
                                                 REMAINING     AVERAGE                 AVERAGE
                                                CONTRACTUAL   EXERCISE                EXERCISE
RANGE OF EXERCISE PRICES             OPTIONS       LIFE         PRICE      OPTIONS      PRICE
----------------------------------  ----------  -----------  -----------  ---------  -----------
$1.80 to $20.00...................      15,532   8.9 years    $    3.28       2,024   $    1.59
$20.01 to $40.00..................     649,232   7.5 years        30.86     363,840       16.54
$40.01 to $60.00..................     274,288   8.8 years        47.05     132,759       24.15
$60.01 to $80.00..................   3,469,013   9.0 years        66.26     248,268        4.92
$80.01 to $119.68.................   1,123,826   8.6 years        92.05     203,144       16.42
                                    ----------               -----------  ---------  -----------
  $1.80 to $119.68................   5,531,891   8.7 years    $   66.21     950,035   $   63.99
                                    ----------               -----------  ---------  -----------
                                    ----------               -----------  ---------  -----------

    Non-qualified options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant.

    In June 1998, 1,140,186 stock options were exercised as part of the Equity Tender. In addition, as a result of the Distributions, 713,015 stock options held by employees of the Spin-Off Companies were canceled as they were replaced with stock options of the Spin-Off Companies and, consistent with the anti-dilution provisions of the Plan and the Director's Plan, the Company increased the number of options outstanding and reduced the exercise prices of such options in order to keep option holders in the same

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED) economic position immediately before and after the Distributions. This was accomplished by multiplying the number of options by 2.18 and dividing the exercise prices of such options by 2.18.

NOTE 15--SEGMENT REPORTING

GEOGRAPHIC SEGMENTS

    The following table sets forth information as to the Company's operations in its different geographic segments:

                                                                                        NEW ZEALAND
                                                                             NORTH          AND
                                                                            AMERICA      AUSTRALIA       TOTAL
                                                                          ------------  ------------  ------------
FISCAL 1998:
  Revenues..............................................................  $  1,738,885   $  872,855   $  2,611,740
  Operating income......................................................        71,756       37,504        109,260
  Identifiable assets of continuing operations at year-end..............     1,255,856      798,953      2,054,809

FISCAL 1997:
  Revenues..............................................................  $  1,415,161   $  700,793   $  2,115,954
  Operating income......................................................        56,126       28,708         84,834
  Identifiable assets of continuing operations at year-end..............       782,615      758,136      1,540,751

FISCAL 1996:
  Revenues..............................................................  $    984,387   $   77,141   $  1,061,528
  Operating income......................................................        25,540        3,533         29,073
  Identifiable assets of continuing operations at year-end..............       584,170      188,134        772,304

    The amounts listed above as identifiable assets of continuing operations at year-end differ from the total asset amounts presented on the consolidated balance sheet since net assets of discontinued operations of $486,618, $171,122 and $33,674 at April 25, 1998, April 26, 1997 and April 30, 1996, respectively, were excluded from the above analysis but are included in total assets on the Company's consolidated balance sheet.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 16--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following presents certain unaudited quarterly financial data. The amounts differ from the amounts previously reported during fiscal 1998 and 1997 in the Company's Quarterly Reports on Form 10-Q as a result of the restatement of the financial statements to give retroactive effect to the results of the companies acquired during fiscal 1997 in business combinations accounted for under the pooling-of-interests method and as a result of the Strategic Restructuring Plan, which restated the results of the Spin-Off Companies as discontinued operations and caused the restatement of certain business combinations originally accounted for under the pooling-of-interests method to the purchase method.

                                                                                FISCAL 1998 QUARTERS
                                                            ------------------------------------------------------------
                                                              FIRST       SECOND      THIRD       FOURTH       TOTAL
                                                            ----------  ----------  ----------  ----------  ------------
Revenues..................................................  $  614,814  $  649,340  $  665,959  $  681,627  $  2,611,740
Gross profit..............................................     170,782     179,256     189,220     187,590       726,848
Operating income..........................................      23,802      28,300      37,289      19,869       109,260
Income from continuing operations.........................       9,035      12,770      15,431       6,240        43,476
Income (loss) from discontinued operations................      10,951      11,428       3,085      (1,752)       23,712
Net income................................................      19,986      24,198      18,516       4,488        67,188
Per share amounts:
  Basic:
    Income from continuing operations.....................        0.34        0.46        0.48        0.18          1.45
    Income (loss) from discontinued operations............        0.41        0.42        0.10       (0.05)         0.80
    Net income............................................        0.75        0.88        0.58        0.13          2.25
  Diluted:
    Income from continuing operations.....................        0.33        0.45        0.47        0.18          1.43
    Income (loss) from discontinued operations............        0.41        0.40        0.09       (0.05)         0.77
    Net income............................................        0.74        0.85        0.56        0.13          2.20

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 16--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                                FISCAL 1997 QUARTERS
                                                            ------------------------------------------------------------
                                                              FIRST       SECOND      THIRD       FOURTH       TOTAL
                                                            ----------  ----------  ----------  ----------  ------------
Revenues..................................................  $  364,195  $  537,334  $  596,791  $  617,634  $  2,115,954
Gross profit..............................................      98,299     153,284     169,329     176,755       597,667
Operating income..........................................      12,909      22,473      25,668      23,784        84,834
Income from continuing operations before extraordinary
  items...................................................       6,855       9,771       8,767       6,545        31,938
Income from discontinued operations.......................       9,475       8,933       2,003       6,389        26,800
Extraordinary items.......................................                    (612)                   (838)       (1,450)
Net income................................................      16,330      18,092      10,770      12,096        57,288
Per share amounts:
  Basic:
    Income from continuing operations before extraordinary
      items...............................................        0.34        0.45        0.39        0.25          1.42
    Income from discontinued operations...................        0.46        0.41        0.09        0.25          1.19
    Extraordinary items...................................                   (0.03)                  (0.03)        (0.06)
    Net income............................................        0.80        0.83        0.48        0.47          2.55
  Diluted:
    Income from continuing operations before extraordinary
      items...............................................        0.33        0.44        0.38        0.25          1.39
    Income from discontinued operations...................        0.45        0.40        0.09        0.25          1.17
    Extraordinary items...................................                   (0.02)                  (0.03)        (0.06)
    Net income............................................        0.78        0.82        0.47        0.47          2.50

NOTE 17--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The following is summarized condensed consolidating financial information for the Company, segregating guarantor subsidiaries and non-guarantor subsidiaries. The accompanying financial information in the "Guarantor Subsidiaries" column represents the financial information of the domestic subsidiaries that will guarantee the New Credit Facility and the 2008 Notes. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that separate financial statements would not be material to investors.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 17--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
BALANCE SHEETS

                                                                                   APRIL 25, 1998
                                                  ---------------------------------------------------------------------------------
                                                    U.S. OFFICE                         NON-
                                                  PRODUCTS PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING       CONSOLIDATED
                                                  (PARENT COMPANY)   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS           TOTAL
                                                  ----------------   ------------   ------------   -------------       ------------
  ASSETS
Current assets:
  Cash and cash equivalents.....................     $   19,684       $    15,743    $    16,594    $                   $   52,021
  Accounts receivable, less allowance for
    doubtful accounts...........................                          219,046         91,481                           310,527
  Inventory.....................................                          118,553        110,248            (130)(b)       228,671
  Prepaid expenses and other current assets.....         29,799            34,753         52,598                           117,150
                                                  ----------------   ------------   ------------   -------------       ------------
  Total current assets..........................         49,483           388,095        270,921            (130)          708,369
Property and equipment, net.....................         11,441           101,671        116,103            (500)(b)       228,715
Intangible assets, net..........................                          567,010        356,014                           923,024
Investment in subsidiaries......................      1,140,020                                       (1,140,020)(a)
Other assets....................................         97,683            30,334         66,684                           194,701
Net assets of discontinued operations:
  Amounts to become receivable upon the
    Distributions...............................        132,145                                                            132,145
  All other net assets..........................                                         354,473                           354,473
                                                  ----------------   ------------   ------------   -------------       ------------
      Total assets..............................     $1,430,772       $ 1,087,110    $ 1,164,195    $ (1,140,650)       $2,541,427
                                                  ----------------   ------------   ------------   -------------       ------------
                                                  ----------------   ------------   ------------   -------------       ------------

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt...............................     $  365,000       $     1,859    $     1,368    $                   $  368,227
  Short-term intercompany balances..............         66,027          (100,324)        34,297
  Accounts payable..............................          2,303            85,712         74,703                           162,718
  Accrued compensation..........................          4,218            20,918         17,877                            43,013
  Other accrued liabilities                             (26,456)           60,113         47,988            (234)(b)        81,411
                                                  ----------------   ------------   ------------   -------------       ------------
      Total current liabilities.................        411,092            68,278        176,233            (234)          655,369
Long-term debt..................................        373,750             5,083          3,341                           382,174
Other long-term liabilities and minority
  interests.....................................         13,908             3,510            335                            17,753
Long-term intercompany balances.................       (651,930)          195,242        456,785             (97)(b)
                                                  ----------------   ------------   ------------   -------------       ------------
      Total liabilities.........................        146,820           272,113        636,694            (331)        1,055,296
                                                  ----------------   ------------   ------------   -------------       ------------
Stockholders' equity:
  Common stock..................................             33                                                                 33
  Additional paid-in capital....................      1,417,917           709,266        484,962      (1,140,020)(a)     1,472,125
  Cumulative translation adjustment.............        (66,472)                         (46,331)                         (112,803)
  Retained earnings (deficit)...................        (67,526)          105,731         88,870            (299)(b)       126,776
                                                  ----------------   ------------   ------------   -------------       ------------
      Total stockholders' equity................      1,283,952           814,997        527,501      (1,140,319)        1,486,131
                                                  ----------------   ------------   ------------   -------------       ------------
      Total liabilities and stockholders'
        equity..................................     $1,430,772       $ 1,087,110    $ 1,164,195    $ (1,140,650)       $2,541,427
                                                  ----------------   ------------   ------------   -------------       ------------
                                                  ----------------   ------------   ------------   -------------       ------------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 17--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                                                   APRIL 26, 1997
                                                  ---------------------------------------------------------------------------------
                                                    U.S. OFFICE                         NON-
                                                  PRODUCTS PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING       CONSOLIDATED
                                                  (PARENT COMPANY)   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS           TOTAL
                                                  ----------------   ------------   ------------   -------------       ------------
  ASSETS
Current assets:
  Cash and cash equivalents.....................     $   13,210       $     7,758    $    23,058    $                   $   44,026
  Accounts receivable, less allowance for
    doubtful accounts...........................                          200,073         83,678                           283,751
  Inventory.....................................           (118)          104,988        121,131              (3)(b)       225,998
  Prepaid expenses and other current assets.....          9,585            18,216         46,779                            74,580
                                                  ----------------   ------------   ------------   -------------       ------------
      Total current assets......................         22,677           331,035        274,646              (3)          628,355
Property and equipment, net.....................          5,512            82,315         94,984            (178)(b)       182,633
Intangible assets, net..........................          1,252           264,745        345,477                           611,474
Investment in subsidiaries......................        769,871                                         (769,871)(a)
Other assets....................................         64,352             4,107         49,830                           118,289
Net assets of discontinued operations:
  Amounts to become receivable upon the
    Distributions...............................         87,700                                                             87,700
  All other net assets..........................                                          83,422                            83,422
                                                  ----------------   ------------   ------------   -------------       ------------
      Total assets..............................     $  951,364       $   682,202    $   848,359    $   (770,052)       $1,711,873
                                                  ----------------   ------------   ------------   -------------       ------------
                                                  ----------------   ------------   ------------   -------------       ------------

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt...............................     $  138,784       $     4,050    $     1,291    $                   $  144,125
  Short-term intercompany balances..............        (32,591)           32,142            449
  Accounts payable..............................          3,041            76,430         74,444                           153,915
  Accrued compensation..........................          1,894            15,326         15,295                            32,515
  Other accrued liabilities.....................        (13,679)           49,117         28,459             (83)(b)        63,814
                                                  ----------------   ------------   ------------   -------------       ------------
      Total current liabilities.................         97,449           177,065        119,938             (83)          394,369
Long-term debt..................................        373,667             6,011            531                           380,209
Other long-term liabilities and minority
  interests.....................................          7,444             6,363          2,340                            16,147
Long-term intercompany balances.................       (267,434)          106,745        160,689
                                                  ----------------   ------------   ------------   -------------       ------------
      Total liabilities.........................        211,126           296,184        283,498             (83)          790,725
                                                  ----------------   ------------   ------------   -------------       ------------
Stockholders' equity:
  Common stock..................................             26                                                                 26
  Additional paid-in capital....................        800,541           315,789        520,658        (769,871)(a)       867,117
  Cumulative translation adjustment.............                                          (5,583)                           (5,583)
  Retained earnings (deficit)...................        (60,329)           70,229         49,786             (98)(b)        59,588
                                                  ----------------   ------------   ------------   -------------       ------------
      Total stockholders' equity................        740,238           386,018        564,861        (769,969)          921,148
                                                  ----------------   ------------   ------------   -------------       ------------
      Total liabilities and stockholders'
        equity..................................     $  951,364       $   682,202    $   848,359    $   (770,052)       $1,711,873
                                                  ----------------   ------------   ------------   -------------       ------------
                                                  ----------------   ------------   ------------   -------------       ------------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 17--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF INCOME

                                                                      FOR THE FISCAL YEAR ENDED APRIL 25, 1998
                                                  ---------------------------------------------------------------------------------
                                                    U.S. OFFICE                         NON-
                                                  PRODUCTS PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING       CONSOLIDATED
                                                  (PARENT COMPANY)   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS           TOTAL
                                                  ----------------   ------------   ------------   -------------       ------------
Revenues........................................      $               $ 1,749,247     $885,292       $(22,799)(c)       $2,611,740
Cost of revenues................................        (1,647)         1,297,349      611,415        (22,225)(c)        1,884,892
                                                      --------       ------------   ------------   -------------       ------------
      Gross profit..............................         1,647            451,898      273,877           (574)             726,848
Selling, general and administrative expenses....        19,025            346,826      225,834           (222)(c)          591,463
Amortization expense............................                           10,771        9,167                              19,938
Restructuring costs.............................           685              5,331          171                               6,187
                                                      --------       ------------   ------------   -------------       ------------
      Operating income (loss)...................       (18,063)            88,970       38,705           (352)             109,260
Interest expense................................        30,464             (7,789)      15,162                              37,837
Interest income.................................         8,279             (8,325)      (1,807)                             (1,853)
Other...........................................       (43,090)            37,423       (1,479)                             (7,146)
                                                      --------       ------------   ------------   -------------       ------------
Income (loss) from continuing operations before
  provision for (benefit from) income taxes.....       (13,716)            67,661       26,829           (352)              80,422
Provision for (benefit from) income taxes.......        (6,519)            32,159       11,457           (151)(c)           36,946
                                                      --------       ------------   ------------   -------------       ------------
Income (loss) from continuing operations........        (7,197)            35,502       15,372           (201)              43,476
Income from discontinued operations, net of
  income taxes..................................                                        23,712                              23,712
                                                      --------       ------------   ------------   -------------       ------------
Net income (loss)...............................      $ (7,197)       $    35,502     $ 39,084       $   (201)          $   67,188
                                                      --------       ------------   ------------   -------------       ------------
                                                      --------       ------------   ------------   -------------       ------------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 17--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                             FOR THE FISCAL YEAR ENDED APRIL 26, 1997
                                            ---------------------------------------------------------------------------
                                               U.S. OFFICE                      NON-
                                             PRODUCTS PARENT    GUARANTOR     GUARANTOR    CONSOLIDATING   CONSOLIDATED
                                            (PARENT COMPANY)   SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS       TOTAL
                                            -----------------  ------------  -----------  ---------------  ------------
Revenues..................................     $               $  1,408,102   $ 708,389      $    (537)(c)  $2,115,954
Cost of revenues..........................          (4,487)       1,046,069     477,061           (356)(c)   1,518,287
                                                  --------     ------------  -----------         -----     ------------
      Gross profit........................           4,487          362,033     231,328           (181)        597,667
Selling, general and administrative
  expenses................................          11,183          284,280     192,752                        488,215
Amortization expense......................                            5,307       7,109                         12,416
Non-recurring acquisition costs...........           2,288            5,437         276                          8,001
Restructuring costs.......................             750            1,759       1,692                          4,201
                                                  --------     ------------  -----------         -----     ------------
      Operating income (loss).............          (9,734)          65,250      29,499           (181)         84,834
Interest expense..........................          18,473            5,067      12,507                         36,047
Interest income...........................          (3,038)          (1,727)     (2,092)                        (6,857)
Other.....................................         (19,509)          18,826      (3,550)                        (4,233)
                                                  --------     ------------  -----------         -----     ------------
Income (loss) from continuing operations
  before provision for (benefit from)
  income taxes and extraordinary items....          (5,660)          43,084      22,634           (181)         59,877
Provision for (benefit from) income
  taxes...................................          (2,931)          22,314       8,639            (83)(c)      27,939
                                                  --------     ------------  -----------         -----     ------------
Income (loss) from continuing operations
  before extraordinary items..............          (2,729)          20,770      13,995            (98)         31,938
Income from discontinued operations, net
  of income taxes.........................                                       26,800                         26,800
                                                  --------     ------------  -----------         -----     ------------
Income (loss) before extraordinary
  items...................................          (2,729)          20,770      40,795            (98)         58,738
Extraordinary items-losses on early
  terminations of credit facilities, net
  of income taxes.........................             612               40         798                          1,450
                                                  --------     ------------  -----------         -----     ------------
Net income (loss).........................     $    (3,341)    $     20,730   $  39,997      $     (98)     $   57,288
                                                  --------     ------------  -----------         -----     ------------
                                                  --------     ------------  -----------         -----     ------------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 17--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                        FOR THE FISCAL YEAR ENDED APRIL 30, 1996
                                        ------------------------------------------------------------------------
                                           U.S. OFFICE                     NON-
                                         PRODUCTS PARENT    GUARANTOR    GUARANTOR   CONSOLIDATING  CONSOLIDATED
                                        (PARENT COMPANY)   SUBSIDIARIES SUBSIDIARIES  ADJUSTMENTS      TOTAL
                                        -----------------  -----------  -----------  -------------  ------------
Revenues..............................      $               $ 976,676    $  84,852    $              $1,061,528
Cost of revenues......................           (138)        729,834       59,740                      789,436
                                              -------      -----------  -----------  -------------  ------------
      Gross profit....................            138         246,842       25,112                      272,092
Selling, general and administrative
  expenses............................          2,970         208,174       20,425                      231,569
Amortization expense..................                          2,436          275                        2,711
Non-recurring acquisition costs.......                          8,057                                     8,057
Restructuring costs...................                            682                                       682
                                              -------      -----------  -----------  -------------  ------------
      Operating income (loss).........         (2,832)         27,493        4,412                       29,073
Interest expense......................          1,219           5,837        1,076                        8,132
Interest income.......................         (2,109)         (1,139)        (258)                      (3,506)
Other.................................         (2,674)          1,582          408                         (684)
                                              -------      -----------  -----------  -------------  ------------
Income from continuing operations
  before provision for income taxes
  and extraordinary items.............            732          21,213        3,186                       25,131
Provision for income taxes............            159           4,604        1,269                        6,032
                                              -------      -----------  -----------  -------------  ------------
Income from continuing operations
  before extraordinary items..........            573          16,609        1,917                       19,099
Income from discontinued operations,
  net of income taxes.................                                      15,778                       15,778
                                              -------      -----------  -----------  -------------  ------------
Income before extraordinary items.....            573          16,609       17,695                       34,877
Extraordinary items-losses on early
  terminations of credit facilities,
  net of income taxes.................                                         701                          701
                                              -------      -----------  -----------  -------------  ------------
Net income............................      $     573       $  16,609    $  16,994    $              $   34,176
                                              -------      -----------  -----------  -------------  ------------
                                              -------      -----------  -----------  -------------  ------------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 17--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS

                                                              FOR THE FISCAL YEAR ENDED APRIL 25, 1998
                                             --------------------------------------------------------------------------
                                                U.S. OFFICE                     NON-
                                              PRODUCTS PARENT    GUARANTOR    GUARANTOR    CONSOLIDATING   CONSOLIDATED
                                             (PARENT COMPANY)   SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS       TOTAL
                                             -----------------  -----------  -----------  ---------------  ------------
Cash flows from operating activities.......     $   (34,147)     $  66,097    $  51,837      $    (225)(d)  $   83,562
Cash flows from investing activities.......         (21,240)       (20,700)    (108,771)           322(d)     (150,389)
Cash flows from financing activities.......          61,861        (37,412)      52,066            (97)(d)      76,418
Effect of exchange rates on cash and cash
  equivalents..............................                                      (4,002)                        (4,002)
Cash provided by discontinued operations...                                       2,406                          2,406
                                                   --------     -----------  -----------         -----     ------------
Net increase (decrease) in cash and cash
  equivalents..............................           6,474          7,985       (6,464)                         7,995
Cash and cash equivalents at beginning of
  period...................................          13,210          7,758       23,058                         44,026
                                                   --------     -----------  -----------         -----     ------------
Cash and cash equivalents at end of
  period...................................     $    19,684      $  15,743    $  16,594      $              $   52,021
                                                   --------     -----------  -----------         -----     ------------
                                                   --------     -----------  -----------         -----     ------------

                                                                 FOR THE FISCAL YEAR ENDED APRIL 26, 1997
                                                --------------------------------------------------------------------------
                                                   U.S. OFFICE                     NON-
                                                 PRODUCTS PARENT    GUARANTOR    GUARANTOR    CONSOLIDATING   CONSOLIDATED
                                                (PARENT COMPANY)   SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS       TOTAL
                                                -----------------  -----------  -----------  ---------------  ------------
Cash flows from operating activities..........    $     (17,528)    $  44,291    $ (10,773)     $    (178)(d)  $   15,812
Cash flows from investing activities..........         (110,042)      (19,850)    (294,241)           178(d)     (423,955)
Cash flows from financing activities..........          (27,357)      (26,901)     331,678                        277,420
Effect of exchange rates on cash and cash
  equivalents.................................                                        (511)                          (511)
Cash used in discontinued operations..........                                      (8,223)                        (8,223)
                                                -----------------  -----------  -----------         -----     ------------
Net increase (decrease) in cash and cash
  equivalents.................................         (154,927)       (2,460)      17,930                       (139,457)
Cash and cash equivalents at beginning of
  period......................................          168,137        10,218        5,128                        183,483
                                                -----------------  -----------  -----------         -----     ------------
Cash and cash equivalents at end of period....    $      13,210     $   7,758    $  23,058      $              $   44,026
                                                -----------------  -----------  -----------         -----     ------------
                                                -----------------  -----------  -----------         -----     ------------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 17--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                                 FOR THE FISCAL YEAR ENDED APRIL 30, 1996
                                                --------------------------------------------------------------------------
                                                   U.S. OFFICE                     NON-
                                                 PRODUCTS PARENT    GUARANTOR    GUARANTOR    CONSOLIDATING   CONSOLIDATED
                                                (PARENT COMPANY)   SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS       TOTAL
                                                -----------------  -----------  -----------  ---------------  ------------
Cash flows from operating activities..........    $       5,103     $  10,973    $   3,170      $              $   19,246
Cash flows from investing activities..........          (65,649)      (27,247)     (27,165)                      (120,061)
Cash flows from financing activities..........          215,954        14,527       27,285                        257,766
Effect of exchange rates on cash and cash
  equivalents.................................                                        (121)                          (121)
Cash provided by discontinued operations......                                       1,707                          1,707
                                                -----------------  -----------  -----------         -----     ------------
Net increase (decrease) in cash and cash
  equivalents.................................          155,408        (1,747)       4,876                        158,537
Cash and cash equivalents at beginning of
  period......................................           12,729        11,965          252                         24,946
                                                -----------------  -----------  -----------         -----     ------------
Cash and cash equivalents at end of period....    $     168,137     $  10,218    $   5,128      $              $  183,483
                                                -----------------  -----------  -----------         -----     ------------
                                                -----------------  -----------  -----------         -----     ------------

    The "U.S. Office Products Company (Parent Company)" column in the foregoing condensed consolidating financial information reflects equity method accounting for the Company's investment in subsidiaries.

    Consolidating adjustments to the condensed consolidating balance sheets include the following:

        (a) Elimination of investments in subsidiaries.

        (b) Elimination of intercompany profit in inventory and property and equipment.

    Consolidating adjustments to the condensed consolidating statements of income include the following:

        (c) Elimination of intercompany sales.

    Consolidating adjustments to the condensed consolidating statements of cash flows include the following:

        (d) Elimination of intercompany profits.

NOTE 18--SUBSEQUENT EVENTS

    In June 1998, U.S. Office Products completed the Strategic Restructuring Plan described in Note 3. In addition, subsequent to April 25, 1998 and through June 24, 1998, the Company completed eight purchase acquisitions related to continuing operations for an aggregate cash purchase price of $7,978.

    The following presents the unaudited pro forma results of operations of the Company for fiscal 1998 as if the Strategic Restructuring Plan and the acquisitions described above had been consummated as of the beginning of fiscal 1998. The results presented below include certain pro forma adjustments to reflect (i) substantially higher amortization expenses as compared to prior periods (as a result of restating for 12 business combinations as purchase acquisitions (including the Company's acquisition of MBE), rather than

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 18--SUBSEQUENT EVENTS (CONTINUED)
pooling-of-interests acquisitions, as the Company had expected when it completed those acquisitions); (ii) substantially higher interest expense, as a result of increased borrowing that the Company incurred to help finance the cost of the Equity Tender; and (iii) higher effective income tax rates, due to increased non-deductible goodwill expense and the Company's inability to acquire subchapter S corporations in pooling-of-interests transactions:

                                                                                FISCAL YEAR
                                                                                   ENDED
                                                                               APRIL 25, 1998
                                                                              ----------------
Revenues....................................................................    $  2,794,820
Income from continuing operations...........................................           6,197
Basic income per share from continuing operations...........................            0.17
Diluted income per share from continuing operations.........................            0.17

    The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1998 or the results which may occur in the future.

    In June 1998, the Company entered into four interest rate swap agreements with expiration dates ranging from 2001 to 2003 and an aggregate notional amount of $375,000. The effect of these agreements is to limit the LIBOR-based interest rate exposure to 5.73% to 5.78% on $375,000 of the Company's New Credit Facility.

    In June 1998, the Company entered into five foreign currency forward contracts, expiring in 1999, with an aggregate notional amount of approximately $25,000, against the New Zealand dollar to hedge a portion of the net investment in its New Zealand subsidiary. The effect of these agreements is to limit the foreign currency exposure to U.S. $.48 to U.S. $.51 on $25,000 of the Company's net investment in its New Zealand subsidiary.

                                                                     SCHEDULE II

                          U.S. OFFICE PRODUCTS COMPANY

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                FOR THE THREE FISCAL YEARS ENDED APRIL 25, 1998

                                                     BALANCE AT  CHARGED TO  CHARGED TO                               BALANCE
                                                     BEGINNING   COSTS AND      OTHER                                AT END OF
DESCRIPTION                               DATE       OF PERIOD    EXPENSES    ACCOUNTS    DEDUCTIONS      DATE         PERIOD
------------------------------------  -------------  ----------  ----------  -----------  ----------  -------------  ----------
                                                                                                          April 30,
Allowance for doubtful accounts.....    May 1, 1995  $  960,000  $1,720,000   $2,335,000(a) $(1,429,000)(b)          1996 $3,586,000
                                                                                                          April 26,
                                        May 1, 1996   3,586,000   5,085,000     685,000(a) (2,019,000 (b)          1997  7,337,000
                                          April 27,                                                       April 25,
                                               1997   7,337,000   5,298,000   1,402,000(a) (5,398,000 (b)          1998  8,639,000

Accumulated amortization                                                                                  April 30,
  of intangibles....................    May 1, 1995   2,244,000   2,711,000               (1,208,000 (c)          1996  3,747,000
                                                                                                          April 26,
                                        May 1, 1996   3,747,000  12,416,000     524,000(d)    (24,000 (c)          1997 16,663,000
                                          April 27,                                                       April 25,
                                               1997  16,663,000  19,938,000               (1,770,000 (c)          1998 34,831,000

------------------------------

(a) Allowance for doubtful accounts acquired in purchase acquisitions.

(b) Represents write-offs of uncollectible accounts receivable.

(c) Represents write-offs of fully amortized intangible assets.

(d) Represents a $524,000 adjustment to conform the year-ends of certain Pooled Companies.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The response to this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 16, 1998.

ITEM 11. EXECUTIVE COMPENSATION

    The response to this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 16, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 16, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The response to this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 16, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) FINANCIAL STATEMENTS, EXHIBITS AND SCHEDULES

        1. FINANCIAL STATEMENTS (See Item 8 hereof.)

           Consolidated Balance Sheet as of April 25, 1998 and April 26, 1997

           Consolidated Statement of Income for the fiscal years ended April 25, 1998, April 26, 1997 and April 30, 1996

           Consolidated Statement of Stockholders' Equity for the fiscal years ended April 25, 1998, April 26, 1997 and April 30, 1996

           Consolidated Statement of Cash Flows for the fiscal years ended April 25, 1998, April 26, 1997 and April 30, 1996

           Notes to Consolidated Financial Statements

        2. FINANCIAL STATEMENT SCHEDULES (See Item 8 hereof.)

           Schedule II--Valuation and Qualifying Accounts and Reserves

           All schedules, other than those outlined above, are omitted as the information is not required or is otherwise furnished.

        3. EXHIBITS

  NUMBER                                                   DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------

       2.1   Agreement and Plan of Distribution dated as of June 9, 1998 between U.S. Office Products Company,
             Workflow Management, Inc., School Specialty, Inc., Aztec Technology Partners, Inc. and Navigant
             International, Inc. (Exhibit 2.1 to the Company's Form 8-K (Commission file No. 000-25372), filed June
             25, 1998, is hereby incorporated by reference).

       3.1   Amended and Restated Certificate of Incorporation of U.S. Office Products Company as amended through
             June 9, 1998.

       3.2   Amended and Restated Bylaws of U.S. Office Products Company as amended through November 4, 1997.

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

       4.4   Indenture dated as of June 10, 1998 between U.S. Office Products Company and State Street Bank and
             Trust Company (Exhibit 4.1 to the Company's Form 8-K (Commission file No. 000-25372), filed June 25,
             1998, is hereby incorporated by reference).

       4.5   Registration Rights Agreement dated as of June 10, 1998 between U.S. Office Products Company and Morgan
             Stanley & Co., Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BT Alex. Brown
             Incorporated and Chase Securities, Inc. (Exhibit 99.1 to the Company's Form 8-K (Commission file No.
             000-25372), filed June 25, 1998, is hereby incorporated by reference).

       4.6   Common Stock Purchase Warrant dated June 10, 1998 (Exhibit 99.4 of the Company's Form 8-K (Commission
             file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference)

       4.7   Common Stock Purchase Special Warrant dated June 10, 1998 (Exhibit 99.5 of the Company's Form 8-K
             (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference)

       4.8   Registration Rights Agreement dated as of June 10, 1998 among U.S. Office Products Company and CDR-PC
             Acqusition, L.L.C. (Exhibit 99.6 of the Company's Form 8-K (Commission file No. 000-25372), filed June
             25, 1998, is hereby incorporated by reference)

      10.1   U.S. Office Products Company Amended and Restated 1994 Long-Term Incentive Plan, as amended (Exhibit A to the Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference)

      10.2   Amended Services Agreement dated as of June 8, 1998 between U.S. Office Products Company and Jonathan
             J. Ledecky (Exhibit 99.13 to the Company's Form 8-K (Commission file No. 000-25372), filed June 25,
             1998, is hereby incorporated by reference)

  NUMBER                                                   DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
      10.3   Employment Agreement for Timothy J. Flynn (Exhibit 10.4 of the Company's Post-Effective Amendment No. 6
             to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.4   Employment Agreement for Donald H. Platt (Exhibit 10.14 of the Company's Post-Effective Amendment No. 2
             to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.5   Employment Agreement for Mark D. Director (Exhibit 10.14 of the Company's Annual Report on Form 10-K
             for the year ended April 30, 1996 is hereby incorporated by reference)

      10.6   Employment Agreement for Thomas I. Morgan (Exhibit 10.34 of the Company's Annual Report on Form 10-K
             for the year ended April 26, 1997 is hereby incorporated by reference)

      10.7   Amendment No. 1, dated as of December 5, 1997, to Employment Agreement, dated as of February 3, 1997, by and between the Company and Thomas I. Morgan (Exhibit 10.1 of the Company's Form 10- Q for the
             quarter ended October 25, 1997 is hereby incorporated by reference).

      10.8   Amended and Restated Employment Agreement, dated as of August 1, 1997, by and between the Company and
             Michael J. Barnell (Exhibit 10.2 of the Company's Form 10-Q for the quarter ended October 25, 1997 is hereby incorporated by reference).

      10.9   Stock Purchase Agreement, dated as of January 31, 1996, by and between U.S. Office Products Company and
             Eric John Watson (Exhibit 2.8 of the Company's Post-Effective Amendment No. 1 to Form S-1 (File No.
             33-80117) is hereby incorporated by reference)

     10.10   Amendment to Stock Purchase Agreement, dated as of June 20, 1996, by and between the Company and Eric
             John Watson (Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended April 30,
             1996 is hereby incorporated by reference)

     10.11   Stock Purchase Agreement, dated as of July 22, 1996, by and among Blue Star Group Limited, Rank
             Commercial Limited, the Company and Graeme Richard Hart (Exhibit 10.1 of the Company's Current Report
             on Form 8-K (File No. 000-25372), filed on July 26, 1996, is hereby incorporated by reference)

     10.12   Credit Agreement dated as of June 9, 1998 between U.S. Office Products Company and The Chase Manhattan
             Bank, as Administrative Agent, Bankers Trust Company, as Syndication Agent, Merrill Lynch Capital
             Corporation, as Documentation Agent, Chase Securities Inc., BT Alex. Brown Incorporated, and Merrill
             Lynch, Pierce, Fenner & Smith Incorporated, as co-arrangers and the other lenders named therein
             (Exhibit 99.2 of the Company's Form 8-K (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference)

     10.13   U.S. Office Products Company Executive Deferred Compensation Plan (Exhibit B to the Company's Proxy
             Statement, dated July 22, 1996, is hereby incorporated by reference)

     10.14   U.S. Office Products Company 1996 Non-Employee Directors' Stock Plan (Exhibit C to the Company's Proxy
             Statement, dated July 22, 1996, is hereby incorporated by reference)

     10.15   U.S. Office Products Company Amended and Restated Employee Stock Purchase Plan, as amended (Exhibit D to the Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference)

  NUMBER                                                   DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
     10.16   Investment Agreement dated January 12, 1998, by and between U.S. Office Products Company and CDR-PC
             Acquisition, L.L.C. (Exhibit 99.1 of the Company's Form 8-K (Commission file No. 000-25372), filed
             January 16, 1998, is hereby incorporated by reference)

     10.17   Amendment No. 1 to Investment Agreement, dated as of February 3, 1998 (Exhibit 99.1 of the Company's
             Form 8-K (Commission file No. 000-25372), filed February 12, 1998, is hereby incorporated by reference)

     10.18   Tax Allocation Agreement dated as of June 9, 1998 among U.S. Office Products Company, Workflow
             Management, Inc., School Specialty, Inc., Aztec Technology Partners, Inc. and Navigant International,
             Inc. (Exhibit 99.9 to the Company's Form 8-K (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference).

     10.19   Consulting Agreement dated as of June 10, 1998 by and between U.S. Office Products Company and Clayton,
             Dubilier & Rice, Inc. (Exhibit 99.7 of the Company's Form 8-K (Commission file No. 000-25372), filed
             June 25, 1998, is hereby incorporated by reference)

     10.20   Indemnification Agreement dated as of June 10, 1998 by and among U.S. Office Products Company, CDR-PC
             Acquisition, L.L.C., Clayton, Dubilier & Rice Fund V Limited Partnership, and Clayton, Dubilier & Rice,
             Inc. (Exhibit 99.8 of the Company's Form 8-K (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference)

     10.21   Employee Benefits Services and Liabilities Agreement dated as of June 9, 1998 between U.S. Office
             Products Company, Workflow Management, Inc., School Specialty, Inc., Aztec Technology Partners, Inc.
             and Navigant International, Inc. (Exhibit 99.10 to the Company's Form 8-K (Commission file No.
             000-25372), filed June 25, 1998, is hereby incorporated by reference)

     10.22   Section 162(M) Bonus Plan of U.S. Office Products Company (Annex A to the Company's Proxy Statement,
             filed with the Commission September 8, 1997, is hereby incorporated by reference)

     10.23   Agreement and Plan of Merger, dated as of May 22, 1997, among U.S. Office Products Company, Santa Fe
             Acqusition Corp. and Mail Boxes Etc. (Exhibit 2.1 to the Company's Form 8-K (Commission file No.
             000-25372), filed May 29, 1997, is hereby incorporated by reference)

     10.24   Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among Mile High Office Supply,
             Inc., MHOS Acquisition Corp, the Company and the stockholders named therein (Exhibit 10.2 of the
             Company's Current Report on Form 8-K (File No. 000-25372), filed on July 26, 1996 is hereby incorporated by reference)

     10.25   Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among American Looseleaf,
             Acquisition Corp., the Company and the stockholders named therein (Exhibit 10.3 of the Company's
             Current Report on Form 8-K (File No. 000-25372), filed on July 26, 1996, is hereby incorporated by reference)

     10.26   Guarantee and Collateral Agreement, dated as of June 10, 1998, made by U.S. Office Products Company and each of the other signatories thereto, in favor of The Chase Manhattan Bank, as administrative agent for the banks and other financial institutions (the "Lenders") from time to time parties to the Credit
             Agreement, dated as of June 9, 1998, among U.S. Office Products Company, Blue Star Group Limited, the
             Lenders, The Chase Manhattan Bank, as administrative agent, Bankers Trust Company, as syndication agent and Merrill Lynch Capital Corporation, as documentation agent.

  NUMBER                                                   DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
      21.1   List of subsidiaries of U.S. Office Products Company

      23.1   Consent of PricewaterhouseCoopers LLP

      23.2   Consent of BDO Seidman, LLP

      23.3   Consent of KPMG Peat Marwick LLP

      23.4   Consent of Rubin, Koehmstedt & Nadler, PLC

      23.5   Consent of Deloitte & Touche LLP

      23.6   Consent of Hertz, Herson & Company LLP

      23.7   Consent of Ernst & Young LLP

      27.1   Financial Data Schedule

    (b) REPORTS ON FORM 8-K. During the last quarter of the fiscal year covered by this report, the Company filed the following Current Reports on Form 8-K:

    i. Form 8-K dated February 3, 1998 and filed with the Commission on February 12, 1998 reporting information under Item 5.

    ii. Form 8-K dated March 9, 1998 and filed with the Commission on March 9, 1998 reporting information under Item 5, including the following financial statements:

        (a) Pro Forma Financial Information for Workflow Management, Inc. as of October 25, 1997, for the six months ended October 25, 1997 and October 26, 1996 and for the fiscal year ended April 26, 1997.

        (b) Consolidated Financial Statements for Workflow Management, Inc. as of April 30, 1996, April 26, 1997 and October 25, 1997 and for the years ended December 31, 1994 and 1995, the months ended April 30, 1996, the fiscal year ended April 26, 1997 and the six months ended October 25, 1997.

        (c) Pro Forma Financial Information for School Specialty, Inc. as of October 25, 1997, for the six months ended October 25, 1997 and October 26, 1996 and for the fiscal year ended April 26, 1997.

        (d) Consolidated Financial Statements for School Specialty, Inc. as of April 30, 1996, April 26, 1997 and October 25, 1997 and for the years ended December 31, 1994 and 1995, the months ended April 30, 1996, the fiscal year ended April 26, 1997 and the six months ended October 25, 1997.

        (e) Pro Forma Financial Information for Paradigm Concepts, Inc. as of October 25, 1997, for the six months ended October 25, 1997 and October 26, 1996 and for the fiscal year ended April 26, 1997.

        (f) Consolidated Financial Statements for Paradigm Concepts, Inc. as of April 30, 1996, April 26, 1997 and October 25, 1997 and for the years ended December 31, 1994 and 1995, the months ended April 30, 1996, the fiscal year ended April 26, 1997 and the six months ended October 25, 1997.

        (g) Pro Forma Financial Information for TDOP, Inc. as of October 25, 1997, for the six months ended October 25, 1997 and October 26, 1996 and for the fiscal year ended April 26, 1997.

        (h) Consolidated Financial Statements for TDOP, Inc. as of April 30, 1996, April 26, 1997 and October 25, 1997 and for the years ended December 31, 1994 and 1995, the months ended April 30, 1996, the fiscal year ended April 26, 1997 and the six months ended October 25, 1997.

    iii. Form 8-K dated March 12, 1998 and filed with the Commission on March 12, 1998 reporting information under Item 5, including the following financial statements:

        (a) Pro Forma Financial Information for the Company as of January 24, 1998, for the nine months ended January 24, 1998 and January 25, 1997 and for the fiscal year ended April 26, 1997.

        (b) Consolidated Financial Statements for the Company as of April 30, 1996, April 26, 1997 and January 24, 1998 and for the fiscal years ended April 30, 1995 and 1996, April 26, 1997 the nine months ended January 25, 1997 and January 24, 1998.

    iv. Form 8-K dated April 7, 1998 and filed with the Commission on April 7, 1998 reporting information under Item 5 and Item 7, including the following financial statements:

        (a) Consolidated Financial Statements for Mail Boxes, Etc. as of April 30, 1997 and 1996 and for fiscal years ended April 30, 1997, 1996 and 1995.

        (b) Condensed Consolidated Financial Statements for Mail Boxes, Etc. as of October 31, 1997, for the three months and six months ended October 31, 1997 and 1996.

    v. Form 8-K/A filed with the Commission on April 7, 1998 reporting information under Item 5 and Item 7, including the following financial statements:

        (a) Pro Forma Combined Financial Information for the Company as of October 25, 1997, for the six months ended October 25, 1997 and for the fiscal year ended.

        (b) Consolidated Financial Statements for the Company as of April 30, 1997 and 1996 and for the fiscal years ended April 30, 1997, 1996 and 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                U.S. OFFICE PRODUCTS COMPANY

                                By:  /s/ THOMAS MORGAN
                                     -----------------------------------------
                                     Name:  Thomas Morgan
                                     Title: Chief Executive Officer

                                Date: July 18, 1998

    Each person whose signature appears below hereby appoints Thomas Morgan and Mark D. Director, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE              CAPACITY IN WHICH SIGNED          DATE
------------------------------  --------------------------  -------------------
                                President, Chief Executive
      /s/ THOMAS MORGAN           Officer and Director
------------------------------    (Principal Executive         July 18, 1998
        Thomas Morgan             Officer)
                                Executive Vice
                                  President--Financial,
     /s/ DONALD H. PLATT          Chief Financial Officer
------------------------------    and Treasurer (Principal     July 18, 1998
       Donald H. Platt            Financial Officer and
                                  Principal Accounting
                                  Officer)
    /s/ CHARLES P. PIEPER
------------------------------  Chairman of the Board of       July 18, 1998
      Charles P. Pieper           Directors
     /s/ KEVIN J. CONWAY
------------------------------  Director                       July 18, 1998
       Kevin J. Conway
      /s/ FRANK P. DOYLE
------------------------------  Director                       July 18, 1998
        Frank P. Doyle
      /s/ BRIAN D. FINN
------------------------------  Director                       July 18, 1998
        Brian D. Finn
   /s/ L. DENNIS KOZLOWSKI
------------------------------  Director                       July 18, 1998
     L. Dennis Kozlowski
     /s/ MILTON H. KUYERS
------------------------------  Director                       July 18, 1998
       Milton H. Kuyers
     /s/ ALLON H. LEFEVER
------------------------------  Director                       July 18, 1998
       Allon H. Lefever
    /s/ EDWARD J. MATHIAS
------------------------------  Director                       July 18, 1998
      Edward J. Mathias

                               INDEX TO EXHIBITS

  NUMBER                                                   DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------

       2.1   Agreement and Plan of Distribution dated as of June 9, 1998 between U.S. Office Products Company,
             Workflow Management, Inc., School Specialty, Inc., Aztec Technology Partners, Inc. and Navigant
             International, Inc. (Exhibit 2.1 to the Company's Form 8-K (Commission file No. 000-25372), filed June
             25, 1998, is hereby incorporated by reference).

       3.1   Amended and Restated Certificate of Incorporation of U.S. Office Products Company as amended through
             June 9, 1998.

       3.2   Amended and Restated Bylaws of U.S. Office Products Company as amended through November 4, 1997.

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

       4.4   Indenture dated as of June 10, 1998 between U.S. Office Products Company and State Street Bank and
             Trust Company (Exhibit 4.1 to the Company's Form 8-K (Commission file No. 000-25372), filed June 25,
             1998, is hereby incorporated by reference).

       4.5   Registration Rights Agreement dated as of June 10, 1998 between U.S. Office Products Company and Morgan
             Stanley & Co., Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BT Alex. Brown
             Incorporated and Chase Securities, Inc. (Exhibit 99.1 to the Company's Form 8-K (Commission file No.
             000-25372), filed June 25, 1998, is hereby incorporated by reference).

       4.6   Common Stock Purchase Warrant dated June 10, 1998 (Exhibit 99.4 of the Company's Form 8-K (Commission
             file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference)

       4.7   Common Stock Purchase Special Warrant dated June 10, 1998 (Exhibit 99.5 of the Company's Form 8-K
             (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference)

       4.8   Registration Rights Agreement dated as of June 10, 1998 among U.S. Office Products Company and CDR-PC
             Acqusition, L.L.C. (Exhibit 99.6 of the Company's Form 8-K (Commission file No. 000-25372), filed June
             25, 1998, is hereby incorporated by reference)

      10.1   U.S. Office Products Company Amended and Restated 1994 Long-Term Incentive Plan, as amended (Exhibit A to the Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference)

  NUMBER                                                   DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
      10.2   Amended Services Agreement dated as of June 8, 1998 between U.S. Office Products Company and Jonathan
             J. Ledecky (Exhibit 99.13 to the Company's Form 8-K (Commission file No. 000-25372), filed June 25,
             1998, is hereby incorporated by reference)

      10.3   Employment Agreement for Timothy J. Flynn (Exhibit 10.4 of the Company's Post-Effective Amendment No. 6
             to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.4   Employment Agreement for Donald H. Platt (Exhibit 10.14 of the Company's Post-Effective Amendment No. 2
             to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference)

      10.5   Employment Agreement for Mark D. Director (Exhibit 10.14 of the Company's Annual Report on Form 10-K
             for the year ended April 30, 1996 is hereby incorporated by reference)

      10.6   Employment Agreement for Thomas I. Morgan (Exhibit 10.34 of the Company's Annual Report on Form 10-K
             for the year ended April 26, 1997 is hereby incorporated by reference)

      10.7   Amendment No. 1, dated as of December 5, 1997, to Employment Agreement, dated as of February 3, 1997, by and between the Company and Thomas I. Morgan (Exhibit 10.1 of the Company's Form 10- Q for the
             quarter ended October 25, 1997 is hereby incorporated by reference).

      10.8   Amended and Restated Employment Agreement, dated as of August 1, 1997, by and between the Company and
             Michael J. Barnell (Exhibit 10.2 of the Company's Form 10-Q for the quarter ended October 25, 1997 is hereby incorporated by reference).

      10.9   Stock Purchase Agreement, dated as of January 31, 1996, by and between U.S. Office Products Company and
             Eric John Watson (Exhibit 2.8 of the Company's Post-Effective Amendment No. 1 to Form S-1 (File No.
             33-80117) is hereby incorporated by reference)

     10.10   Amendment to Stock Purchase Agreement, dated as of June 20, 1996, by and between the Company and Eric
             John Watson (Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended April 30,
             1996 1996, is hereby incorporated by reference)

     10.11   Stock Purchase Agreement, dated as of July 22, 1996, by and among Blue Star Group Limited, Rank
             Commercial Limited, the Company and Graeme Richard Hart (Exhibit 10.1 of the Company's Current Report
             on Form 8-K (File No. 000-25372), filed on July 26, 1996, is hereby incorporated by reference)

     10.12   Credit Agreement dated as of June 9, 1998 between U.S. Office Products Company and The Chase Manhattan
             Bank, as Administrative Agent, Bankers Trust Company, as Syndication Agent, Merrill Lynch Capital
             Corporation, as Documentation Agent, Chase Securities Inc., BT Alex. Brown Incorporated, and Merrill
             Lynch, Pierce, Fenner & Smith Incorporated, as co-arrangers and the other lenders named therein
             (Exhibit 99.2 of the Company's Form 8-K (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference)

     10.13   U.S. Office Products Company Executive Deferred Compensation Plan (Exhibit B to the Company's Proxy
             Statement, dated July 22, 1996, is hereby incorporated by reference)

     10.14   U.S. Office Products Company 1996 Non-Employee Directors' Stock Plan (Exhibit C to the Company's Proxy
             Statement, dated July 22, 1996, is hereby incorporated by reference)

     10.15   U.S. Office Products Company Amended and Restated Employee Stock Purchase Plan, as amended (Exhibit D to the Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference)

  NUMBER                                                   DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
     10.16   Investment Agreement dated January 12, 1998, by and between U.S. Office Products Company and CDR-PC
             Acquisition, L.L.C. (Exhibit 99.1 of the Company's Form 8-K (Commission file No. 000-25372), filed
             January 16, 1998, is hereby incorporated by reference)

     10.17   Amendment No. 1 to Investment Agreement, dated as of February 3, 1998 (Exhibit 99.1 of the Company's
             Form 8-K (Commission file No. 000-25372), filed February 12, 1998, is hereby incorporated by reference)

     10.18   Tax Allocation Agreement dated as of June 9, 1998 among U.S. Office Products Company, Workflow
             Management, Inc., School Specialty, Inc., Aztec Technology Partners, Inc. and Navigant International,
             Inc. (Exhibit 99.9 to the Company's Form 8-K (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference).

     10.19   Consulting Agreement dated as of June 10, 1998 by and between U.S. Office Products Company and Clayton,
             Dubilier & Rice, Inc. (Exhibit 99.7 of the Company's Form 8-K (Commission file No. 000-25372), filed
             June 25, 1998, is hereby incorporated by reference)

     10.20   Indemnification Agreement dated as of June 10, 1998 by and among U.S. Office Products Company, CDR-PC
             Acquisition, L.L.C., Clayton, Dubilier & Rice Fund V Limited Partnership, and Clayton, Dubilier & Rice,
             Inc. (Exhibit 99.8 of the Company's Form 8-K (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference)

     10.21   Employee Benefits Services and Liabilities Agreement dated as of June 9, 1998 between U.S. Office
             Products Company, Workflow Management, Inc., School Specialty, Inc., Aztec Technology Partners, Inc.
             and Navigant International, Inc. (Exhibit 99.10 to the Company's Form 8-K (Commission file No.
             000-25372), filed June 25, 1998, is hereby incorporated by reference)

     10.22   Section 162(M) Bonus Plan of U.S. Office Products Company (Annex A to the Company's Proxy Statement,
             filed with the Commission September 8, 1997, is hereby incorporated by reference)

     10.23   Agreement and Plan of Merger, dated as of May 22, 1997, among U.S. Office Products Company, Santa Fe
             Acqusition Corp. and Mail Boxes Etc. (Exhibit 2.1 to the Company's Form 8-K (Commission file No.
             000-25372), filed May 29, 1997, is hereby incorporated by reference)

     10.24   Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among Mile High Office Supply,
             Inc., MHOS Acquisition Corp, the Company and the stockholders named therein (Exhibit 10.2 of the
             Company's Current Report on Form 8-K (File No. 000-25372), filed on July 26, 1996, is hereby incorporated by reference)

     10.25   Agreement and Plan of Reorganization, dated as of July 26, 1996, by and among American Looseleaf,
             Acquisition Corp., the Company and the stockholders named therein (Exhibit 10.3 of the Company's
             Current Report on Form 8-K (File No. 000-25372), filed on July 26, 1996, is hereby incorporated by reference)

     10.26   Guarantee and Collateral Agreement, dated as of June 10, 1998, made by U.S. Office Products Company and each of the other signatories thereto, in favor of The Chase Manhattan Bank, as administrative agent for the banks and other financial institutions (the "Lenders") from time to time parties to the Credit
             Agreement, dated as of June 9, 1998, among U.S. Office Products Company, Blue Star Group Limited, the
             Lenders, The Chase Manhattan Bank, as administrative agent, Bankers Trust Company, as syndication agent and Merrill Lynch Capital Corporation, as documentation agent.

  NUMBER                                                   DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
      21.1   List of subsidiaries of U.S. Office Products Company

      23.1   Consent of PricewaterhouseCoopers LLP

      23.2   Consent of BDO Seidman, LLP

      23.3   Consent of KPMG Peat Marwick LLP

      23.4   Consent of Rubin, Koehmstedt & Nadler, PLC

      23.5   Consent of Deloitte & Touche LLP

      23.6   Consent of Hertz, Herson & Company LLP

      23.7   Consent of Ernst & Young LLP

      27.1   Financial Data Schedule