Form 10-K/A
period 1998-04-25
US OFFICE PRODUCTS CO
filed 1998-09-03
CIK 934852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for 1998 annual meeting of U.S. Office Products Company.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

    This Amendment amends the third sentence of the fourth paragraph of the Liquidity and Capital Resources discussion in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" by removing an inadvertent reference to collateral security for U.S. Office Products Company's 9 3/4% senior subordinated notes due 2008 (the "2008 Notes"). The 2008 Notes are not secured. No other changes have been made to the Report on 10-K as originally filed.

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

    The Credit Facility includes, among others, restrictions on the Company's ability to incur additional indebtedness, sell assets, pay dividends, or engage in certain other transactions, and requirements that the Company maintain certain financial ratios, and other provisions customary for loans to highly leveraged companies, including representations by the Company, conditions to funding, cost and yield protections, restricted payment provisions, amendment provisions and indemnification provisions. The Credit Facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and financing transactions, and also from excess cash flow (as defined in the Credit Facility). The 2008 Notes are also guaranteed by the Company's present domestic subsidiaries; future material domestic subsidiaries will also be required to guarantee the 2008 Notes. The indenture governing the 2008 Notes places restrictions on the Company's ability to incur indebtedness, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets to, or merge or consolidate with, another entity. The eight-year term loan facility contains negative covenants and default provisions substantially similar to those contained in the indenture governing the 2008 Notes.

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

                                Date: September 2, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE              CAPACITY IN WHICH SIGNED          DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
      /s/ THOMAS MORGAN           Officer and Director
------------------------------    (Principal Executive       September 2, 1998
        Thomas Morgan             Officer)

                                Executive Vice President--
                                  Financial, Chief
     /s/ JOSEPH T. DOYLE          Financial Officer and
------------------------------    Treasurer (Principal       September 2, 1998
       Joseph T. Doyle            Financial Officer and
                                  Principal Accounting
                                  Officer)

              *
------------------------------  Chairman of the Board of     September 2, 1998
      Charles P. Pieper           Directors

              *
------------------------------  Director                     September 2, 1998
       Kevin J. Conway

              *
------------------------------  Director                     September 2, 1998
        Frank P. Doyle

              *
------------------------------  Director                     September 2, 1998
        Brian D. Finn

              *
------------------------------  Director                     September 2, 1998
     L. Dennis Kozlowski

              *
------------------------------  Director                     September 2, 1998
       Milton H. Kuyers

              *
------------------------------  Director                     September 2, 1998
       Allon H. Lefever

              *
------------------------------  Director                     September 2, 1998
      Edward J. Mathias

    *By: /s/ THOMAS MORGAN
------------------------------
        Thomas Morgan
       Attorney-in-Fact