Form 10-Q
period 1998-07-25
US OFFICE PRODUCTS CO
filed 1998-09-08
CIK 934852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

  /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 25, 1998

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------   ------------------------

Commission File Number 000-25372

                          U.S. OFFICE PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                                   52-1906050
      (State of other jurisdiction                      (I.R.S. Employer
     incorporation or organization.)                   Identification No.)

   1025 Thomas Jefferson Street, N.W.
             Suite 600 East
            Washington, D.C.                                  20007
(Address of principal executive offices)                   (Zip Code)

                                 (202) 339-6700
              (Registrant's telephone number, including area code)

                                       N/A
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of September 8, 1998, there were 36,517,184 shares of common stock outstanding.

                          U.S. OFFICE PRODUCTS COMPANY
                                      INDEX


                                                                                       Page No.
                                                                                       --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheet.....................................................3
              July 25, 1998 (unaudited) and April 25, 1998

           Consolidated Statement of Operations...........................................4
              For the three months ended July 25, 1998 (unaudited) and
               July 26, 1997 (unaudited)

           Consolidated Statement of Cash Flows...........................................5
              For the three months ended July 25, 1998 (unaudited) and
               July 26, 1997 (unaudited)

           Notes to Consolidated Financial Statements.....................................7


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................................18


PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders...........................35

Item 6.    Exhibits and Reports on Form 8-K..............................................35


Signatures...............................................................................37


Exhibit Index............................................................................38

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                          U.S. OFFICE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                                      July 25,         April 25,
                                                                                        1998              1998
   ------                                                                         ---------------      ---------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $    27,447     $     52,021
   Accounts receivable, less allowance for doubtful
     accounts of $9,556 and $8,639, respectively                                        311,876          310,527
Inventories                                                                             224,322          228,671
   Prepaid expenses and other current assets                                            130,046          117,150
                                                                                  -------------    -------------
       Total current assets                                                             693,691          708,369

Property and equipment, net                                                             227,116          228,715
Intangible assets, net                                                                  903,316          923,024
Other assets                                                                            212,889          194,701
Net assets from discontinued operations:
   Amounts to become receivable upon the Distributions                                                   132,145
   All other net assets                                                                                  354,473
Total assets                                                                       $  2,037,012    $   2,541,427
                                                                                  -------------    -------------
                                                                                  -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                                                 $     12,923    $     368,227
   Accounts payable                                                                     154,388          162,718
Accrued compensation                                                                     41,833           43,013
   Other accrued liabilities                                                             94,801           81,411
                                                                                  -------------    -------------
Total current liabilities                                                               303,945          655,369

Long-term debt                                                                        1,200,016          382,174
Other long-term liabilities and minority interests                                       17,803           17,753
                                                                                  -------------    -------------
       Total liabilities                                                              1,521,764        1,055,296
                                                                                  -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 500,000 shares
     authorized, none outstanding
   Common stock, $.001 par value, 500,000,000 shares authorized, 36,686,119 and
     33,460,864 shares issued, 36,517,184 and 33,460,864 shares outstanding, and
     168,935 and none held in treasury, respectively                                         37               33
Additional paid-in capital                                                              677,851        1,472,125
   Accumulated other comprehensive loss                                                (148,430)        (112,803)
   Retained earnings (deficit)                                                          (14,210)         126,776
                                                                                  -------------    -------------
Total stockholders' equity                                                              515,248        1,486,131
                                                                                  -------------    -------------
       Total liabilities and stockholders' equity                                  $  2,037,012    $   2,541,427
                                                                                  -------------    -------------
                                                                                  -------------    -------------

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                        July 25,        July 26,
                                                                                          1998           1997
                                                                                     -----------     -----------
Revenues                                                                             $   651,949     $   614,814
Cost of revenues                                                                         474,285         444,032
                                                                                     -----------     -----------
   Gross profit                                                                          177,664         170,782
Selling, general and administrative expenses                                             148,822         142,865
Amortization expense                                                                       5,959           4,115
Strategic Restructuring Plan costs                                                        97,503
Operating restructuring costs                                                              8,726
                                                                                     -----------     -----------
       Operating income (loss)                                                           (83,346)         23,802

Interest expense                                                                          18,888           8,467
Interest income                                                                             (366)           (582)
Other income                                                                                (410)         (1,383)
                                                                                     -----------     -----------
Income (loss) from continuing operations before provision
   for (benefit from) income taxes and extraordinary items                              (101,458)         17,300
Provision for (benefit from) income taxes                                                (17,915)          8,265
                                                                                     -----------     -----------
Income (loss) from continuing operations before
   extraordinary items                                                                   (83,543)          9,035
Income (loss) from discontinued operations, net
   of income taxes                                                                        (1,294)         10,951
                                                                                     -----------     -------------
Income (loss) before extraordinary items                                                 (84,837)         19,986
Extraordinary items - loss on early termination
   of debt instruments, net of income taxes                                                  269
                                                                                     -----------     -----------
Net income (loss)                                                                    $   (85,106)    $    19,986
                                                                                     -----------     -----------
                                                                                     -----------     -----------

Basic income (loss) per share data:
   Income (loss) from continuing operations before
         extraordinary items                                                         $     (2.38)    $      0.34
   Income (loss) from discontinued operations                                              (0.04)           0.41
   Extraordinary items                                                                     (0.01)
                                                                                     -----------
   Net income (loss)                                                                 $     (2.43)    $      0.75
                                                                                     -----------     -----------
                                                                                     -----------     -----------
Diluted income (loss) per share data:
    Income (loss) from continuing operations before
         extraordinary item                                                          $     (2.38)    $      0.33
   Income (loss) from discontinued operations                                              (0.04)           0.41
   Extraordinary items                                                                     (0.01)
                                                                                     -----------     -----------
   Net income (loss)                                                                 $     (2.43)    $      0.74
                                                                                     -----------     -----------
                                                                                     -----------     -----------



          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                            ------------------
                                                                                          July 25,        July 25,
                                                                                            1998           1997
                                                                                        -----------     -----------
Cash flows from operating activities:
   Net income (loss)                                                                $     (85,106)   $    19,986
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
     (Income) loss from discontinued operations                                             1,294        (10,951)
     Depreciation and amortization                                                         14,617         13,493
     Strategic Restructuring Plan costs                                                    70,380
     Deferred income taxes                                                                   (152)           234
     Extraordinary loss                                                                       269
     Equity in net income of affiliate                                                       (860)          (425)
     Gain on sale of investment                                                                           (1,059)
     Changes in assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
       Accounts receivable                                                                 (5,246)         3,592
       Inventory                                                                             (857)           327
       Prepaid expenses and other current assets                                          (13,509)         3,772
       Accounts payable                                                                    (3,493)       (10,668)
       Accrued liabilities                                                                 15,307          7,520
                                                                                    -------------    -----------
        Net cash provided by (used in) operating activities                                (7,356)        25,821
                                                                                    -------------    -----------
Cash flows from investing activities:
   Cash paid in acquisitions, net of cash received                                        (11,822)       (41,226)
   Additions to property and equipment, net of disposals                                  (12,928)       (10,922)
   Proceeds from sale of investment                                                                        5,729
   Payments of acquisition costs                                                                          (3,431)
   Other                                                                                     (785)          (102)
                                                                                    -------------    -----------
Net cash used in investing activities                                                     (25,535)       (49,952)
                                                                                    -------------    -----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt, net                                        1,153,265             79
   Repurchase of common stock in Equity Tender                                         (1,000,000)
   Proceeds from (payment of) short-term debt, net                                       (359,960)       116,603
   Proceeds from issuance of common stock, net                                            321,745          2,808
   Payments on long-term debt                                                            (212,695)        (3,404)
   Net repayments by (advances to) discontinued operations                                118,864        (83,517)
                                                                                    -------------    -----------
        Net cash provided by financing activities                                          21,219         32,569
                                                                                    -------------    -----------
Effect of exchange rates on cash and cash equivalents                                        (384)          (411)
                                                                                    -------------    -----------
Cash used in discontinued operations                                                      (12,518)        (2,019)
                                                                                    -------------    -----------
Net increase (decrease) in cash and cash equivalents                                      (24,574)         6,008
Cash and cash equivalents at beginning of period                                           52,021         44,026
                                                                                    -------------    -----------
Cash and cash equivalents at end of period                                          $      27,447    $    50,034
                                                                                    -------------    -----------
                                                                                    -------------    -----------

                          U.S. OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (In thousands, except share amounts)
                                   (Unaudited)
                                   (Continued)

                                                                                            Three Months Ended
                                                                                            ------------------
                                                                                         July 25,        July 26,
                                                                                           1998            1997
                                                                                         --------        --------
   Supplemental disclosures of cash flow information:

   Interest paid                                                                      $    19,554    $     2,158
   Income taxes paid                                                                  $       879    $     9,961

The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method for the three months ended July 25, 1998 and July 26, 1997. The estimated fair values of the assets and liabilities at the dates of the acquisitions are presented as follows:


                                                                                            Three Months Ended
                                                                                            ------------------
                                                                                         July 25,        July 26,
                                                                                           1998            1997
                                                                                         --------        --------
   Accounts receivable                                                                $     1,938    $    13,888
   Inventory                                                                                1,666          6,911
   Prepaid expenses and other current assets                                                5,187            782
   Property and equipment                                                                     651         40,736
   Intangible assets                                                                        9,762         71,785
   Other assets                                                                                              718
   Short-term debt                                                                           (654)        (6,177)
   Accounts payable                                                                          (813)        (8,184)
   Accrued liabilities                                                                     (2,237)        (2,804)
   Long-term debt                                                                             (48)       (17,111)
   Other long-term liabilities and minority interests                                      (3,630)        (2,289)
                                                                                      -----------    -----------
      Net assets acquired                                                             $    11,822    $    98,255
                                                                                      -----------    -----------
                                                                                      -----------    -----------

The acquisitions accounted for under the purchase method were funded as follows:


                                                                                            Three Months Ended
                                                                                            ------------------
                                                                                         July 25,        July 26,
                                                                                           1998            1997
                                                                                         --------        --------
   Common stock                                                                       $              $    57,029
   Cash                                                                                    11,822         41,226
                                                                                      -----------    -----------
      Total                                                                           $    11,822    $    98,255
                                                                                      -----------    -----------
                                                                                      -----------    -----------


Non-cash transactions:

 - During the three months ended July 25, 1998, the Company issued 2,025,185 shares of common stock in exchange for $130,989 of the 5 1/2% convertible subordinated notes due 2001.






          See accompanying notes to consolidated financial statements.

                          U. S. OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 25, 1998
               (In thousands, except ratios and per share amounts)
                                   (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of U.S. Office Products Company (the "Company" or "U.S. Office Products"), and the companies acquired in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates.

In June 1998, the Company completed a comprehensive restructuring plan (the "Strategic Restructuring Plan") that was approved by the Company's Board of Directors in January 1998. The principal elements of the Strategic Restructuring Plan were:

-    Equity Tender Offer. Pursuant to a self-tender offer (the "Equity
     Tender"), the Company repurchased approximately 9,259 shares of its common stock, including approximately 1,140 that were issued on exercise of vested and unvested options for common stock at $108.00 per share (or in the case of stock options, at $108.00 per share minus the exercise price of the options). The Company repurchased the shares for $934,569 in cash. During the three months ended July 25, 1998, the Company recorded compensation expense of $58,678 (substantially all of which was a non-cash expense and $50,832 of which related to continuing operations), before the related benefit from income taxes, related to the participation of stock options in the Equity Tender.

- Spin-Off Distributions. After acceptance of the shares in the Equity Tender, the Company distributed to U.S. Office Products' stockholders the shares of four separate companies (collectively, the "Spin-Off Companies"):
     Aztec Technology Partners, Inc. (one share for every 1.25 shares of U.S. Office Products common stock held), Workflow Management, Inc. (one share for every 1.875 of U.S. Office Products common stock held), School Specialty, Inc. (one share for every 2.25 shares of U.S. Office Products common stock held) and Navigant International, Inc. (one share for every
     2.5 shares of U.S. Office Products common stock held). The distributions of the shares of the Spin-Off Companies are referred to as the "Distributions." The Spin-Off Companies hold U.S. Office Products' former technology solutions, print management, educational supplies and corporate travel services businesses, respectively.

 - Equity Investment. After the Distributions, an affiliate ("Investor") of an investment fund managed by Clayton, Dubilier & Rice, Inc., a private investment firm, acquired the following equity securities of the Company for $270,000: (i) 9,090 shares (24.9%) of the Company's common stock, (ii) special warrants (the "Special Warrants") entitling Investor to purchase additional common stock in certain circumstances intended to permit Investor to maintain its 24.9% equity ownership position, and (iii) warrants (the "Warrants") entitling Investor to purchase additional shares of common stock for $405,000 equal to the number of shares of common stock it purchased outright plus the number of shares it acquires or is entitled to acquire pursuant to the Special Warrants. The Warrants are exercisable at any time after June 10, 2000 until June 10, 2010. Investor did not acquire any interests in the Spin-Off Companies.

In conjunction with the Strategic Restructuring Plan, U.S. Office Products completed the following financing transactions (the "Financing Transactions") in June 1998:

- Pursuant to a tender offer, the Company repurchased $222,215 of its 5 1/2% convertible subordinated notes due 2003 (the "2003 Notes") for a purchase price of 94.5% of the principal amount and accrued interest on such notes. The Company recorded an extraordinary gain of $12,222, before provision for income taxes, on the early extinguishment of the 2003 Notes. In addition, during the three months ended July 25, 1998, the Company recorded a non-cash extraordinary expense of $5,174, before benefit from income taxes, related to the write-off of debt issue costs capitalized in connection with the issuance of the 2003 Notes.

-    Pursuant to an exchange offer, the Company exchanged $130,989 of its 5
     1/2% convertible subordinated notes due 2001 (the "2001 Notes") for 2,025 shares of common stock at an exchange rate of approximately 15.461 shares of U.S. Office Products common stock for each $1 principal amount of the 2001 Notes, which effectively reduced the conversion price of the 2001 Notes from $76.00 to $64.68 while the exchange offer was open (the "2001 Notes Exchange"). As a result, during the three months ended July 25, 1998, the Company recorded a non-cash expense of $20,436 related to the reduction in the conversion price of the 2001 Notes. In addition, during the three months ended July 25, 1998, the Company recorded a non-cash extraordinary expense of approximately $2,911, before benefit from income taxes, related to the write-off of debt issue costs capitalized in connection with the issuance of the 2001 Notes.

- The Company entered into a new $1,225,000 senior secured bank credit facility (the "Credit Facility") that consists of the following (i) a $200,000 seven-year multi-draw loan facility; (ii) a $250,000 seven-year revolving credit facility; (iii) a $100,000 seven-year term loan facility; and (iv) a $675,000 eight-year term loan facility. As a result of the Company entering into the Credit Facility, the Company terminated its former credit facility which resulted in the Company recording a non-cash extraordinary expense of approximately $4,720, before benefit from income taxes, during the three months ended July 25, 1998, related to the write-off of debt issue costs capitalized in connection with the former credit facility.

- The Company issued and sold $400,000 in 9 3/4% senior subordinated notes due 2008 (the "2008 Notes") in a private placement at 99.583% of the principal amount.

As a result of the Strategic Restructuring Plan, the Company's consolidated financial statements reflect the results of those companies owned by the Spin-Off Companies (and thus included in the Distributions) as discontinued operations through June 9, 1998, the effective date of the Distributions. See
Note 2, "Discontinued Operations." The Company's continuing operations consist of its North American Office Products Group (which includes office supply, office furniture, and office coffee, beverage, and vending service businesses) ("NAOPG"), Mail Boxes Etc. ("MBE") which the Company acquired in November 1997, the Company's operations in New Zealand and Australia, and the Company's 49% interest in Dudley Stationery Limited, a U.K. contract stationer. The NAOPG operates primarily in the United States; it also includes three coffee and beverage businesses located in Canada.

In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended April 25, 1998, included in the Company's Annual Report on Form 10-K. The Company's consolidated financial statements (including the consolidated financial statements for the three months ended July 26, 1997) reflect (i) the Spin-Off Companies as discontinued operations; and (ii) the change in accounting treatment of 22 business combinations completed during fiscal 1998, from the pooling-of-interests method to the purchase method.

NOTE 2 - DISCONTINUED OPERATIONS

As a result of the Strategic Restructuring Plan, the Spin-Off Companies are reflected as discontinued operations for all periods presented in the Company's consolidated financial statements. The Spin-Off Companies began operating as independent companies on June 10,1998.

The income (loss) from discontinued operations included in the consolidated statement of operations represents the sum of the results of the Spin-Off Companies for the periods they were included in the results of the Company and is summarized as follows:

                                                                   Corporate                                    Total
                                                      Print          Travel      Educational    Technology   Discontinued
                                                    Management      Services       Supplies     Solutions     Operations
                                                    ----------      --------       --------     ---------     ----------
Three months ended July 25, 1998:
   Revenues                                       $  41,132      $  19,346      $  40,785     $  30,951      $ 132,214
   Operating income (loss)                           (1,601)            14          1,836           403            652
   Income (loss) before provision for
     (benefit from) income taxes                     (2,043)          (108)         1,069           381           (701)
   Provision for (benefit from)
     income taxes                                      (732)           158            703           464            593
   Income (loss) from discontinued
     operations, net of income taxes                 (1,311)          (266)           366           (83)        (1,294)

Three months ended July 26, 1997:
   Revenues                                       $  82,163      $  19,530      $  87,029     $  42,730      $ 231,452
   Operating income                                   4,772          2,455         12,156         2,818         22,201
   Income before provision for
     income taxes                                     4,331          2,341         10,841         2,796         20,309
   Provision for income taxes                         1,938          1,198          5,012         1,210          9,358
   Income from discontinued
     operations, net of income taxes                  2,393          1,143          5,829         1,586         10,951

The results of the Spin-Off Companies include allocations of interest expense, at U.S. Office Products' weighted average interest rates, and do not include any allocations of corporate overhead from U.S. Office Products during the periods presented.

The all other net assets from discontinued operations included in the Company's consolidated balance sheet at April 25, 1998, represents the sum of the net assets of the Spin-Off Companies as of April 25, 1998, and are summarized as follows:

                                                                     Corporate                       Total
                                        Print           Travel      Educational    Technology    Discontinued
                                      Management       Services       Supplies      Solutions     Operations
April 25, 1998:
   Current assets                      $  90,961      $  21,993      $  99,643      $  66,835      $ 279,432
   Property, plant and equipment, net     33,210         18,008         22,553          5,831         79,602
   Intangible assets, net                 14,014         87,590         99,613         63,829        265,046
   Other assets                            8,259            852             34            574          9,719
   Current liabilities                   (57,434)       (18,643)       (54,642)       (33,363)      (164,082)
   Long-term liabilities                 (30,250)       (16,523)       (63,415)        (5,056)      (115,244)
                                       ---------      ---------      ---------      ---------      ---------
     Net assets of discontinued
       operations                      $  58,760      $  93,277      $ 103,786      $  98,650      $ 354,473
                                       ---------      ---------      ---------      ---------      ---------
                                       ---------      ---------      ---------      ---------      ---------

The amounts to become receivable upon the Distributions reflected in the April 25, 1998 balance sheet were recovered from the Spin-Off Companies in connection with the Distributions. No balance sheet amounts have been provided as of July 25, 1998, as the Distributions were completed on June 9, 1998, and therefore, the Spin-Off Companies were not included in the Company's consolidated balance sheet at July 25, 1998.


NOTE 3 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the three months ended July 25, 1998 were as follows:

Stockholders' equity balance at April 25, 1998                   $ 1,486,131
  Issuances of common stock in conjunction with:
     Exercise of stock options, including tax benefits                66,288
     Employee stock purchase plan, net of expenses                       999
     2001 Notes Exchange                                             152,425
     Equity Investment by Investor, net of expenses                  254,675
   Repurchase of common stock in
     Equity Tender                                                (1,000,000)
   Stock options participating in Equity Tender                       57,708
   Adjustments related to the Distributions                         (381,095)
   Comprehensive loss                                               (121,883)
                                                                 -----------
Stockholders' equity balance at July 25, 1998                    $   515,248
                                                                 -----------
                                                                 -----------

The adjustments related to the Distributions amount in the above table consists of reductions in additional paid-in capital and retained earnings of $326,365 and $55,880, respectively, and a decrease in accumulated other comprehensive loss of $1,150.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective April 26, 1998. SFAS No. 130 requires cumulative translation adjustment, which prior to adoption was reported separately in stockholders' equity, to be included in other comprehensive loss. The components of comprehensive loss are as follows:

                                                                   Three Months Ended
                                                                   ------------------
                                                                  July 25,    July 26,
                                                                   1998         1997
                                                                  --------    --------

Net income (loss)                                            $    (85,106)  $      19,986
Other comprehensive loss:
   Cumulative translation adjustment                              (36,777)        (39,376)
                                                             ------------   -------------
Comprehensive income (loss)                                  $   (121,883)  $     (19,390)
                                                             ------------   -------------
                                                             ------------   -------------

On June 10, 1998, the Company effected a one-for-four reverse split of its common stock whereby each four shares of common stock were exchanged for one share of common stock. All share and per share data appearing in these consolidated financial statements and notes hereto have been retroactively adjusted for this split.


NOTE 4 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the statement of income. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS No. 128 during Fiscal 1998 and has restated all prior period EPS data. The following information presents the Company's computations of basic and diluted EPS from continuing operations before extraordinary items for the periods presented in the consolidated statement of operations.

                                                           Income                 Shares       Per Share
                                                       (Numerator)             (Denominator)     Amount
                                                       -----------             -------------    --------
Three months ended July 25, 1998:
   Basic loss per share                                   $ (83,543)              35,073         $(2.38)
                                                          ---------             --------         -------
   Effect of dilutive employee stock options
   Diluted loss per share                                 $ (83,543)              35,073         $(2.38)
                                                          ---------             --------         -------
                                                          ---------             --------         -------

The basic and diluted loss per share amounts, for the three month period ended July 25, 1998, were calculated using the same number of shares outstanding since, as a result of the net loss for such period, all of the Company's employee stock options and the two series of convertible debt securities outstanding during such period were anti-dilutive.

                                                           Income                 Shares       Per Share
                                                       (Numerator)             (Denominator)     Amount
                                                       -----------             -------------    --------
Three months ended July 26, 1997:
   Basic income per share                                 $   9,035              26,579          $ 0.34
                                                                                                 -------
   Effect of dilutive employee stock options                                        459
                                                          ---------             --------         -------
   Diluted income per share                               $   9,035              27,038          $ 0.33
                                                          ---------             --------         -------
                                                          ---------             --------         -------

The Company had additional employee stock options and two series of convertible debt securities outstanding during the three month period ended July 26, 1997 that were not included in the computation of diluted EPS because they were anti-dilutive.


NOTE 5 - BUSINESS COMBINATIONS

In fiscal 1998, the Company completed a total of 73 business combinations (51 related to continuing operations and 22 related to discontinued operations), all of which were accounted for under the purchase method. During the three months ended July 25, 1998, the Company completed a total of 11 business combinations (all related to continuing operations), all of which were accounted for under the purchase method.


NOTE 6 - PRO FORMA RESULTS OF OPERATIONS

The following presents the unaudited pro forma results of operations of the Company for the three month periods ended July 25, 1998 and July 26, 1997, as if the Strategic Restructuring Plan, the Financing Transactions and all of the purchase acquisitions related to continuing operations completed since the beginning of fiscal 1998 had been consummated at the beginning of fiscal 1998. The pro forma results of operations, compared to the historical actual results, reflect (i) substantially higher amortization expenses as compared to prior periods (as a result of reclassifying 12 business combinations as purchase acquisitions (including the Company's acquisition of MBE), rather than under the pooling-of-interests method, as the Company had expected when it completed those acquisitions); (ii) substantially higher interest expense, as a result of increased borrowing that the Company incurred to help finance the cost of the Equity Tender; and (iii) substantially higher effective income tax rates, due to increased non-deductible goodwill expense and the Company's inability to account for the acquisition of subchapter S corporations under the pooling-of-interests method.

                                                                  Three Months Ended
                                                                  ------------------
                                                                 July 25,     July 26,
                                                                   1998         1997
                                                                 --------     --------
Revenues                                                     $    657,551   $  694,206
Income (loss) from continuing operations
   before extraordinary items                                      (6,118)       1,292
Basic income (loss) per share from
  continuing operations                                            (0.17)         0.04
Diluted income (loss) per share from
  continuing operations                                            (0.17)         0.03

The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 1998 or the results that may occur in the future.


NOTE 7 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following is summarized condensed consolidating financial information for the Company, showing guarantor subsidiaries and non-guarantor subsidiaries separately. The financial information shown in the "Guarantor Subsidiaries" column represents the financial information of the domestic subsidiaries that are guarantors of the Credit Facility and the 2008 Notes. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that separate financial statements would not provide additional meaningful information to investors.

Balance Sheets

                                                                                  July 25, 1998
                                                 ----------------------------------------------------------------------------------
                                                    U.S. Office                        Non-
                                                 Products Company    Guarantor       Guarantor   Consolidating         Consolidated
                                                 (Parent Company)   Subsidiaries   Subsidiaries   Adjustments              Total
                                                 ----------------   ------------   ------------   -----------              -----
       ASSETS
Current assets:
   Cash and cash equivalents...................   $       3,657   $       10,851  $      12,939  $                   $      27,447
   Accounts receivable, less allowance for ....
     doubtful accounts.........................            (950)         226,010         86,816                            311,876
   Inventory...................................                          121,326        103,061            (65)(b)         224,322
   Prepaid expenses and other current
     assets....................................          38,714           41,278         49,825            229 (b)         130,046
                                                  -------------   --------------  -------------  -------------       -------------
       Total current assets....................          41,421          399,465        252,641            164            693,691

Property and equipment, net....................          11,944          104,358        111,369           (555)(b)        227,116
Intangible assets, net.........................                          568,532        334,784                           903,316
Investment in subsidiaries.....................         948,723                                       (948,723)(a)
Other assets...................................         112,127           30,167         70,595                            212,889
                                                  -------------   --------------  -------------  -------------       -------------
       Total assets............................   $   1,114,215   $    1,102,522  $     769,389  $    (949,114)      $   2,037,012
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt.............................   $      10,000   $        1,709  $       1,214  $                   $      12,923
   Short-term intercompany balances............         117,571         (119,212)         1,641
   Accounts payable............................           6,365           83,952         64,071                            154,388
   Accrued compensation........................           5,191           20,676         15,966                             41,833
   Other accrued liabilities...................          24,445           10,060         60,296                             94,801
                                                  -------------   --------------  -------------  -------------       -------------
       Total current liabilities...............         163,572           (2,815)       143,188                            303,945

Long-term debt.................................       1,192,361            4,755          2,900                          1,200,016
Other long-term liabilities and minority
  interests....................................          13,927            3,559            317                             17,803
Long-term intercompany balances................        (662,938)         258,674        404,361            (97)(b)
                                                  -------------   --------------  -------------  -------------       -------------
       Total liabilities.......................         706,922          264,173        550,766            (97)          1,521,764
                                                  -------------   --------------  -------------  --------------      -------------

Stockholders' equity:
   Common stock................................              37                                                                 37
   Additional paid-in capital..................         650,699          715,886        259,989       (948,723)(a)         677,851
   Accumulated other comprehensive loss........         (79,113)                        (69,317)                          (148,430)
   Retained earnings (deficit).................        (164,330)         122,463         27,951           (294)(b)         (14,210)
       Total stockholders' equity..............         407,293          838,349        218,623       (949,017)            515,248
                                                  -------------   --------------  -------------  -------------       -------------
       Total liabilities and stockholders'
         equity                                  $    1,114,215   $    1,102,522  $     769,389  $    (949,114)      $   2,037,012
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------


                                                                                  April 25, 1998
                                                 ----------------------------------------------------------------------------------
                                                    U.S. Office                        Non-
                                                 Products Company    Guarantor       Guarantor   Consolidating         Consolidated
                                                 (Parent Company)   Subsidiaries   Subsidiaries   Adjustments              Total
                                                 ----------------   ------------   ------------   -----------              -----
Total
       ASSETS
Current assets:
   Cash and cash equivalents...................   $      19,684   $       15,743  $      16,594  $                   $      52,021
   Accounts receivable, less allowance for ....
     doubtful accounts.........................                          219,046         91,481                            310,527
   Inventory...................................                          118,553        110,248           (130) (b)        228,671
   Prepaid expenses and other current
     assets....................................          29,799           34,753         52,598                            117,150
                                                  -------------   --------------  -------------  -------------       -------------
       Total current assets....................          49,483          388,095        270,921           (130)            708,369

Property and equipment, net....................          11,441          101,671        116,103           (500) (b)        228,715
Intangible assets, net.........................                          567,010        356,014                            923,024
Investment in subsidiaries.....................       1,140,020                                     (1,140,020) (a)
Other assets...................................          97,683           30,334         66,684                            194,701
Net assets of discontinued operations:
   Amounts to become receivable upon the
     Distributions.............................         132,145                                                            132,145
   All other net assets........................                                         354,473                            354,473
                                                  -------------   --------------  -------------  -------------       -------------
       Total assets............................   $   1,430,772   $    1,087,110  $   1,164,195  $  (1,140,650)      $   2,541,427
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt.............................   $     365,000   $        1,859  $       1,368  $                   $     368,227
   Short-term intercompany balances............          66,027         (100,324)        34,297
   Accounts payable............................           2,303           85,712         74,703                            162,718
   Accrued compensation........................           4,218           20,918         17,877                             43,013
   Other accrued liabilities...................         (26,456)          60,113         47,988           (234) (b)         81,411
                                                  -------------   --------------  -------------  -------------       -------------
       Total current liabilities...............         411,092           68,278        176,233           (234)            655,369

Long-term debt.................................         373,750            5,083          3,341                            382,174
Other long-term liabilities and minority
  interests....................................          13,908            3,510            335                             17,753
Long-term intercompany balances................        (651,930)         195,242        456,785            (97) (b)
                                                  -------------   --------------  -------------  -------------
       Total liabilities.......................         146,820          272,113        636,694           (331)          1,055,296
                                                  -------------   --------------  -------------  -------------       -------------

Stockholders' equity:
   Common stock................................              33                                                                 33
   Additional paid-in capital..................       1,417,917          709,266        484,962     (1,140,020) (a)      1,472,125
   Accumulated other comprehensive loss........         (66,472)                        (46,331)                          (112,803)
   Retained earnings (deficit).................         (67,526)         105,731         88,870           (299) (b)        126,776
                                                  -------------   --------------  -------------  -------------       -------------
       Total stockholders' equity..............       1,283,952          814,997        527,501     (1,140,319)          1,486,131
                                                  -------------   --------------  -------------  -------------       -------------
       Total liabilities and stockholders'
         equity                                  $    1,430,772   $    1,087,110  $   1,164,195  $  (1,140,650)      $   2,541,427
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------


Statements of Operations


                                                                          For the Three Months Ended July  25, 1998
                                                 ----------------------------------------------------------------------------------
                                                    U.S. Office                        Non-
                                                 Products Company    Guarantor       Guarantor   Consolidating         Consolidated
                                                 (Parent Company)   Subsidiaries   Subsidiaries   Adjustments              Total
                                                 ----------------   ------------   ------------   -----------              -----

Revenues.......................................   $               $      460,457  $     199,334  $      (7,842) (c)  $     651,949
Cost of revenues...............................            (773)         344,648        138,226         (7,816) (c)        474,285
                                                  -------------   --------------  -------------  -------------       -------------
       Gross profit............................             773          115,809         61,108            (26)            177,664

Selling, general and administrative
  expenses.....................................           8,066           88,555         52,238            (37) (c)        148,822
Amortization expense...........................                            3,739          2,220                              5,959
Strategic Restructuring Plan costs.............          96,948              555                                            97,503
Restructuring costs............................                            6,316          2,410                              8,726
                                                  -------------   --------------  -------------  -------------       -------------
       Operating income (loss).................        (104,241)          16,644          4,240             11             (83,346)

Interest expense...............................          20,905          (10,291)         8,274                             18,888
Interest income................................             (52)            (163)          (151)                              (366)
Other  (income) expense........................                              157           (567)                              (410)
                                                  -------------   --------------  -------------  -------------       -------------
Income (loss) from continuing operations
  before provision for (benefit from) income
  taxes and extraordinary items................        (125,094)          26,941         (3,316)            11            (101,458)
Provision for (benefit from) income taxes......         (32,515)          14,165            430              5  (c)        (17,915)
                                                  -------------   --------------  -------------  --------------      -------------
Income (loss) from continuing operations
  before extraordinary items  .................         (92,579)          12,776         (3,746)             6             (83,543)
Loss from discontinued operations,
  net of income taxes..........................                                          (1,294)                            (1,294)
                                                  -------------   --------------  -------------  --------------      -------------
Income (loss) before extraordinary items.......         (92,579)          12,776         (5,040)             6             (84,837)
Extraordinary items - loss on early
  termination of debt facilities, net of
  income taxes.................................             269                                                                269
                                                  -------------   --------------  -------------  -------------       -------------
Net income (loss)..............................   $     (92,848)  $       12,776  $      (5,040) $           6       $     (85,106)
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------

                                                                          For the Three Months Ended July  26, 1997
                                                 ----------------------------------------------------------------------------------
                                                    U.S. Office                        Non-
                                                 Products Company    Guarantor       Guarantor   Consolidating         Consolidated
                                                 (Parent Company)   Subsidiaries   Subsidiaries   Adjustments              Total
                                                 ----------------   ------------   ------------   -----------              -----

Revenues.......................................   $               $      390,376  $     227,050  $      (2,612) (c)  $     614,814
Cost of revenues...............................            (215)         291,186        155,608         (2,547) (c)        444,032
                                                  -------------   --------------  -------------  -------------       -------------
       Gross profit............................             215           99,190         71,442            (65)            170,782

Selling, general and administrative
  expenses.....................................           4,869           78,042         59,980            (26) (c)        142,865
Amortization expense...........................                            1,855          2,260                              4,115
                                                  -------------   --------------  -------------  -------------       -------------
       Operating income (loss).................          (4,654)          19,293          9,202            (39)             23,802

Interest expense...............................           6,660           (1,432)         3,239                              8,467
Interest income................................             836             (917)          (501)                              (582)
Other income...................................          (1,085)            (192)          (106)                            (1,383)
                                                  -------------   --------------  -------------  -------------       -------------
Income (loss) from continuing operations
  before provision for (benefit from) income
  taxes .......................................         (11,065)          21,834          6,570            (39)             17,300
Provision for (benefit from) income taxes......          (4,460)           9,991          2,752            (18) (c)          8,265
                                                  -------------   --------------  -------------  -------------       -------------
Income (loss) from continuing operations.......          (6,605)          11,843          3,818            (21)              9,035
Income from discontinued operations,
  net of income taxes..........................                                          10,951                             10,951
                                                  -------------   --------------  -------------  -------------       -------------
Net income (loss)..............................   $      (6,605)  $       11,843  $      14,769  $         (21)      $      19,986
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------

Statements of Cash Flows




                                                                          For the Three Months Ended July 25, 1998
                                                 ----------------------------------------------------------------------------------
                                                    U.S. Office                        Non-
                                                 Products Company    Guarantor       Guarantor   Consolidating         Consolidated
                                                 (Parent Company)   Subsidiaries   Subsidiaries   Adjustments              Total
                                                 ----------------   ------------   ------------   -----------              -----

Cash flows from operating activities...........   $     (29,050)  $       14,175  $       7,574  $         (55)(d)          $(7,356)
Cash flows from investing activities...........          (7,499)          (6,335)       (11,756)            55 (d)          (25,535)
Cash flows from financing activities...........          20,522          (12,732)        13,429                             21,219
Effect of exchange rates on cash and cash
  equivalents..................................                                            (384)                              (384)
Cash used in discontinued operations...........                                         (12,518)                           (12,518)
                                                  -------------   --------------  -------------  -------------       -------------
Net increase (decrease) in cash and cash
 equivalents...................................         (16,027)          (4,892)        (3,655)                           (24,574)
Cash and cash equivalents at beginning
  of period....................................          19,684           15,743         16,594                             52,021
                                                  -------------   --------------  -------------  -------------       -------------
Cash and cash equivalents at end of period.....   $       3,657   $       10,851  $      12,939  $                   $      27,447
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------



                                                                          For the Three Months Ended July  26, 1997
                                                 ----------------------------------------------------------------------------------
                                                    U.S. Office                        Non-
                                                 Products Company    Guarantor       Guarantor   Consolidating         Consolidated
                                                 (Parent Company)   Subsidiaries   Subsidiaries   Adjustments              Total
                                                 ----------------   ------------   ------------   -----------              -----
Total

Cash flows from operating activities...........   $     (12,760)  $       24,079  $      14,624  $        (122) (d)  $      25,821
Cash flows from investing activities...........           5,774           (6,813)       (49,132)           219  (d)        (49,952)
Cash flows from  financing activities..........           7,489          (18,530)        43,707            (97)             32,569
Effect of exchange rates on cash and cash
  equivalents..................................                                            (411)                              (411)
Cash used in discontinued operations...........                                          (2,019)                            (2,019)
                                                  -------------   --------------  -------------  -------------       -------------
Net increase (decrease) in cash and cash
  equivalents..................................             503           (1,264)         6,769                              6,008
Cash and cash equivalents at beginning
  of period....................................          13,210            7,758         23,058                              44,026
Cash and cash equivalents at end of period.....   $      13,713   $        6,494  $      29,827  $                   $      50,034
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------


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


NOTE 8 - SUBSEQUENT EVENTS

Subsequent to July 25, 1998 and through September 4, 1998, the Company has completed one business combination for an aggregate cash purchase price of $7,658.

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

Introduction

    The Strategic Restructuring Plan

The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements for the fiscal year ended April 25, 1998, including the related notes thereto, included in the Company's Annual Report on Form 10-K. The Company's consolidated financial statements (including the consolidated financial statements for the three months ended July 26, 1997) reflect (i) the results of the businesses that were spun off to stockholders in June 1998 as part of the Company's comprehensive restructuring plan (the "Strategic Restructuring Plan") as discontinued operations; and (ii) as a result of the adoption of the Strategic Restructuring Plan, the change in accounting treatment of 22 business combinations completed during fiscal 1998, from the pooling-of-interests method to the purchase method, which resulted in the recording of approximately $422.8 million of additional goodwill (including $293.7 million related to continuing operations). In addition, except as otherwise noted, the following discussion gives effect to the one-for-four reverse stock split (the "Reverse Stock Split") completed by the Company in June 1998 in conjunction with the completion of the Strategic Restructuring Plan.

In June 1998, the Company completed the Strategic Restructuring Plan. The principal elements of the Strategic Restructuring Plan were:

-    Equity Tender Offer. Pursuant to a self-tender offer (the "Equity
     Tender"), the Company repurchased 9,259,261 shares (37,037,042 shares prior to the Reverse Stock Split) of its common stock, including 1,140,186 shares (4,560,743 shares prior to the Reverse Stock Split) that were issued on exercise of vested and unvested options for common stock at $108.00 per share ($27.00 per share prior to the Reverse Stock Split) (or in the case of stock options, at $108.00 per share ($27.00 per share prior to the Reverse Stock Split) minus the exercise price of the options). The Company repurchased the shares for $934.6 million in cash. During the three months ended July 25, 1998, the Company recorded a compensation expense of approximately $58.7 million (substantially all of which was a non-cash expense and $50.8 million of which related to continuing operations), before the related benefit from income taxes, related to the participation of stock options in the Equity Tender.

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

- Equity Investment. After the Distributions, an affiliate ("Investor") of an investment fund managed by Clayton, Dubilier & Rice, Inc., a private investment firm, acquired the following equity securities of the Company for $270.0 million: (i) approximately 9,090,326 shares (24.9%) of the Company's common stock, (ii) special warrants (the "Special Warrants") entitling Investor to purchase additional common stock in certain circumstances intended to permit Investor to maintain its 24.9% equity ownership position, and (iii) warrants (the "Warrants") entitling Investor to purchase additional shares of common stock for $405 million equal to the number of shares of common stock it purchased outright plus the number of shares it acquires or is entitled to acquire pursuant to the Special Warrants. The Warrants are exercisable at any time after June 10, 2000 until June 10, 2010. Investor did not acquire any interests in the Spin-Off Companies.

In conjunction with the Strategic Restructuring Plan, U.S. Office Products completed the following financing transactions (the "Financing Transactions") in June 1998:

- Pursuant to a tender offer, the Company repurchased $222.2 million of its 5 1/2% convertible subordinated notes due 2003 (the "2003 Notes") for a purchase price of 94.5% of the principal amount and accrued interest on the 2003 Notes. As a result, during the three months ended July 25, 1998, the Company recorded an extraordinary gain of $12.2 million, before provision for income taxes, on the early extinguishment of the 2003 Notes. In addition, during the three months ended July 25, 1998, the Company recorded a non-cash extraordinary expense of approximately $5.2 million, before benefit from income taxes, related to the write-off of debt issue costs capitalized in connection with the issuance of the 2003 Notes.

- Pursuant to an exchange offer, the Company exchanged $131.0 million of its 5 1/2% convertible subordinated notes due 2001 (the "2001 Notes") for 2,025,185 shares of common stock at an exchange rate of approximately
     15.461 shares of U.S. Office Products common stock for each $1,000 principal amount of the 2001 Notes, which effectively reduced the conversion price of the 2001 Notes from $76.00 to $64.68 ($19.00 and $16.17 prior to the Reverse Stock Split) while the exchange offer was open. As a result, during the three months ended July 25, 1998, the Company recorded a non-cash expense of $20.4 million related to the reduction in the conversion price of the 2001 Notes. In addition, during the three months ended July 25, 1998, the Company recorded a non-cash extraordinary expense of approximately $2.9 million, before benefit from income taxes, related to the write-off of debt issue costs capitalized in connection with the issuance of the 2001 Notes.

- The Company entered into a new $1,225.0 million senior secured bank credit facility (the "Credit Facility") that consists of the following (i) a $200.0 million seven-year multi-draw loan facility; (ii) a $250.0 million seven-year revolving credit facility; (iii) a $100.0 million seven-year term loan facility; and (iv) a $675.0 million eight-year term loan facility. As a result of the Company entering into the Credit Facility, the Company terminated its former credit facility which resulted in the Company recording a non-cash extraordinary expense of approximately $4.7 million, before benefit from income taxes, during the three months ended July 25, 1998, related to the write-off of debt issue costs capitalized in connection with the former credit facility.

- The Company issued and sold $400.0 million in 9 3/4% senior subordinated notes due 2008 (the "2008 Notes") in a private placement at 99.583% of the principal amount.

As a result of the Strategic Restructuring Plan, the Company's consolidated financial statements reflect the results of those companies owned by the Spin-Off Companies (and thus included in the Distributions) as discontinued operations through June 9, 1998, the effective date of the Distributions.

    The Restructured U.S. Office Products Company

As a result of the completion of the Strategic Restructuring Plan, the Company consists of three operating divisions: the North American Office Products Group, which includes office supplies, office furniture, and breakroom products and services (office coffee, beverage, and vending services) ("NAOPG"); Mail Boxes Etc. ("MBE"), which the Company acquired in November 1997; and the Company's operations in New Zealand and Australia (owned principally through Blue Star Group Limited). The Company also holds a 49% equity interest in Dudley Stationery Limited, a U.K. contract stationer. These businesses make up the Company's continuing operations.

The NAOPG operates primarily in the United States; it also includes three coffee and beverage businesses located in Canada.

The Company's continuing operations derive revenues primarily from the sale of a wide variety of office supplies, office furniture, and other office products, including office coffee, beverage, and vending products and services to corporate, commercial and industrial customers. Cost of revenues represents the purchase price for office supplies, office furniture, and other office products and includes occupancy and delivery costs and is reduced by rebates and discounts on inventory when such inventory is sold. Selling, general and administrative expenses represent product marketing and selling costs, customer service and product design costs, warehouse costs, and other administrative expenses.

The Company's strategy is to focus more on expanding existing operations and improving their profitability and less on growth through acquisitions. The Company believes that the majority of its future acquisitions will be of smaller businesses and that, as a result, acquisitions will account for a much smaller percentage of the Company's overall revenue growth than in the past. The Company also expects (as reflected in the results for the first quarter of the 1999 fiscal year) that it will report net income and net income per share amounts that are significantly less than the amounts that have been reported in prior fiscal quarters and years. Management believes that this will be the result primarily of three factors: (i) substantially higher amortization expenses as compared to prior periods (as a result of reclassifying 12 business combinations as purchase acquisitions (including the acquisition of MBE), rather than under the pooling-of-interests method, as the Company had originally intended); (ii) substantially higher interest expense, as a result of increased borrowing that the Company incurred to help finance the cost of the Equity Tender and the Financing Transactions; and (iii) higher effective income tax rates, due to increased non-deductible goodwill expense and lower income before provision for income taxes. Rather than net income and net income per share, management believes that a more meaningful indication of the Company's performance will be cash flows from operations and earnings before interest expense, provision for income taxes, depreciation expense and amortization expense ("EBITDA"). The Company expects to focus substantial attention on operating strategies intended to increase EBITDA both in absolute terms and as a percentage of revenues. As the Company derives approximately one-third of its revenues from operations in New Zealand and Australia, the Company's results of operations, cash flows and financial position will continue to be affected by fluctuations in foreign currency exchange rates, which have deteriorated significantly in New Zealand and Australia since the beginning of fiscal 1998. See "-- Liquidity and Capital Resources" and "--Factors Affecting the Company's Business."

Consistent with the objectives of the Strategic Restructuring Plan and as part of the Company's increased focus on operational matters, the Company is pursuing cost reduction measures including the elimination of duplicative facilities, the consolidation of certain operating functions, and the deployment of common information systems. In implementing these cost reduction measures, the Company has incurred, and will in the future incur, certain operating restructuring costs. This operating restructuring relates primarily to the establishment by the Company of its District Fulfillment Centers, which are large centralized warehouses conducting operations that service entire geographic territories previously served by multiple smaller business operations. In June 1998, the Company estimated that these operating restructuring costs would total $80-105 million, and the Company expressed an intention to record all of these charges, on a one-time basis, in the first quarter of the 1999 fiscal year. Upon review of formal plans to implement this operating restructuring, the Company's senior management concluded that the plans warranted further review and refinement before they could be approved and implemented. Accordingly, management elected to approve only a small number of restructuring plans that actually were being implemented during the first fiscal quarter. The Company recorded a one-time operating restructuring charge of approximately $8.7 million in the quarter, reflecting the costs of such plans. Management expects to complete its review and revision of the remaining operating restructuring plans and to obtain final approval of such plans prior to the end of the 1998 calendar year. At that time, management expects to announce the total anticipated operating restructuring charge and to provide an expected schedule of plan implementation and recognition of the associated restructuring charges. Management expects that the total operating restructuring charge, including the $8.7 million charge recorded in the first quarter in fiscal 1999, will be less than the original estimate of $80-$105 million. Of the $8.7 million charge recorded in the first quarter, approximately $1.3 million reflects non-cash items. Management estimates that two-thirds to three-quarters of the remaining operating restructuring charges will be cash charges that will be incurred over time as the restructuring is completed. For additional information on operating restructuring charges, including charges related specifically to the completion of the Strategic Restructuring Plan, see "--Consolidated Results of Operations."

Except where specifically noted, the discussion of financial condition and results of operations that appears below covers only the Company's continuing operations. For additional information about the results of discontinued operations, see Note 2 to the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The Company's financial condition and results of operations have changed dramatically from the Company's inception in October 1994 to July 25, 1998 as a result of the Company's aggressive acquisition program and the completion of the Strategic Restructuring Plan. The Company completed 238 business combinations (195 related to continuing operations and 43 related to discontinued operations) from its inception through the end of fiscal 1998, 54 of which were accounted for under the pooling-of-interests method (39 related to continuing operations and 15 related to discontinued operations). As a result of the Board's adoption of the Strategic Restructuring Plan in January 1998, all 73 business combinations completed during fiscal 1998 were accounted for under the purchase method. Prior to the adoption of the Strategic Restructuring Plan, 22 of the fiscal 1998 business combinations had been accounted for under the pooling-of-interests method (12 related to continuing operations, including the acquisition of MBE, and 10 related to discontinued operations). Following adoption of the Strategic Restructuring Plan, the Company restated its historical consolidated financial statements to account for these 22 business combinations under the purchase method. The Company's consolidated financial statements give retroactive effect to the business combinations accounted for under the pooling-of-interests method during fiscal 1997 and 1996 and include the results of companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates.

Due to the Company's growth through acquisitions, year-to-year comparisons of the historical results of the Company's operations have been affected primarily by the addition of acquired companies. In most instances, dollar increases in the various revenue and expense components of the Company's results are due primarily to growth from acquisitions. However, the increases in interest expense are directly related to the increase in debt, and the interest rates associated with such debt, resulting from the completion of certain elements of the Strategic Restructuring Plan. Neither the magnitude nor the source of such year-to-year changes is necessarily indicative of changes that will occur in the future. As noted above, the Company's strategy is to focus more on improving and expanding existing operations, and less on acquisitions as a means of growth. The Company expects that the impact of acquisitions on the future results of the Company's continuing operations will decrease because the size of companies that it expects to be available for acquisition will be smaller than in prior periods and the Company's existing operations are larger than in prior years.

Consolidated Results of Operations

  Three Months Ended July 25, 1998 Compared to Three Months Ended July 26, 1997

Consolidated revenues increased 6.0%, from $614.8 million for the three months ended July 26, 1997, to $651.9 million for the three months ended July 25, 1998. This increase was primarily due to acquisitions. Revenues for the three months ended July 25, 1998 include revenues from 62 companies acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of fiscal 1998 (the "Purchased Companies"). Revenues for the three months ended July 26, 1997 include revenues from 14 of such Purchased Companies for a portion of such period. This increase was partially offset by a decline in international revenues as a result of the devaluation of the New Zealand and Australian dollars against the U.S. dollar (the "USD"). Because revenues generated in New Zealand and Australia contributed approximately one-third of the Company's consolidated revenues during this period, management estimates that currency devaluation had the effect of reducing the Company's increase in reported consolidated revenues (in U.S. dollar terms) by approximately 9.0%.
On a pro forma basis, adjusted for the devaluation of the New Zealand and Australian dollars, revenues increased 3.0%.

International revenues decreased 12.2%, from $226.5 million, or 36.8% of consolidated revenues, for the three months ended July 26, 1997, to $198.9 million, or 30.5% of consolidated revenues, for the three months ended July 25, 1998. International revenues consisted primarily of revenues from New Zealand and Australia, with the balance from Canada. This decrease is due exclusively to the devaluation of the New Zealand and Australian dollars against the USD. The following table details the declines in the average exchanges rates of the New Zealand and Australian dollars versus the USD for the three months ended July 25, 1998 and July 26, 1997:

                                     Average Exchange Rates
                                   for the Three Months Ended
                                   --------------------------
                                      July 25,      July 26,
                                        1998          1997         Decline
                                  --------------  -------------  ---------

New Zealand dollar                 $     .53       $     .68       $ (.15)
Australian dollar                  $     .63       $     .76       $ (.13)

International revenues in New Zealand and Australia, calculated in their local currencies, increased 13.4% for the three months ended July 25, 1998, as compared to the three months ended July 26, 1997. This increase was due primarily to the inclusion, in the revenues for the three months ended July 25, 1998, of revenues from 29 companies that were acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of fiscal 1998. Revenues from seven such companies were included in revenues for a portion of the three months ended July 26, 1997.

Gross profit increased 4.0%, from $170.8 million for the three months ended July 26, 1997, to $177.7 million for the three months ended July 25, 1998. The increase in gross profit is directly related to the increase in revenues. As a percentage of revenues, gross profit decreased from 27.8% for the three months ended July 26, 1997, to 27.3% for the three months ended July 25, 1998. The decline in gross profit as a percentage of revenues is the result of a number of factors, including: (i) merchandising changes that were made in connection with the implementation of the Company's 1998 office products catalog, which it distributed to customers in January 1998; (ii) a slight change in product mix (an increase in furniture sales, which typically carry a lower gross profit margin than other products that the Company sells);
(iii) the Strategic Restructuring Plan diverted some management attention away from operating issues during the fourth quarter of last fiscal year and the first quarter of this fiscal year; (iv) significant competitive pressures on portions of the Company's technology business in New Zealand; and (v) the increased cost of importing certain inventory into New Zealand, as a result of the decline in the value of the New Zealand dollar. The Company has implemented measures that it believes address the factors that have been responsible for the majority of the declines in gross margin. These include making changes in merchandising decisions for the Company's 1999 office products catalog, which will be distributed to customers in late September and October of 1998. The decline in gross margin as a percentage of revenue was less in the first quarter than the decline that occurred in the fourth quarter of last fiscal year, and the Company expects that its corrective actions will lead to improved margins in the future, although such expectations are subject to the effect of changes in the value of the New Zealand dollar, continued competitive pressures in the technology business in New Zealand and other factors discussed under "-Factors Affecting the Company's Business."

Selling, general and administrative expenses increased 4.2%, from $142.9 million for the three months ended July 26, 1997, to $148.8 million for the three months ended July 25, 1998, primarily due to the inclusion of the results of the Purchased Companies. Selling, general and administrative expenses as a percentage of revenues decreased from 23.2% for the three months ended July 26, 1997, to 22.8% for the three months ended July 25, 1998. The decrease in selling, general and administrative expenses as a percentage of revenues was due to several factors, including (i) a shift in revenue mix, primarily as a result of acquisitions, to revenues from products and services traditionally having lower selling, general and administrative expenses; (ii) reductions in selling, general and administrative expenses by the Company through the consolidation of certain redundant facilities and job functions; and (iii) reductions in the costs of many general and administrative expenses incurred by the Company through the negotiation of national or other large-scale contracts with the providers of certain services affecting these general and administrative expenses.

Amortization expense increased 44.8%, from $4.1 million for the three months ended July 26, 1997, to $6.0 million for the three months ended July 25, 1998. This increase is due exclusively to the increase in the number of acquisitions accounted for under the purchase method, including the 12 acquisitions that were originally planned to be accounted for under the pooling-of-interest method but were restated as purchase acquisitions as a result of the Strategic Restructuring Plan (including the acquisition of MBE, which was completed in November 1997).

EBITDA increased from $37.3 million, for the three months ended July 26, 1997, to $37.5 million, for the three months ended July 25, 1998. EBITDA represents earnings before interest, income taxes, depreciation, amortization, Strategic Restructuring Plan costs, restructuring costs and extraordinary items. EBITDA is provided because it is a measure commonly used by analysts and investors to determine a company's ability to incur and service debt. EBITDA is not a measurement of performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

In conjunction with the completion of the Strategic Restructuring Plan, the Company incurred non-recurring costs from continuing operations of approximately $97.5 million, $70.4 million of which were non-cash. In addition, approximately $11.7 million in such costs were incurred by the Spin-Off Companies and were included in results of discontinued operations. These Strategic Restructuring Plan costs are consistent with the Company's earlier estimate that the costs of the Strategic Restructuring Plan would total approximately $110.0 million. The Strategic Restructuring Plan costs related to continuing operations consisted of: (i) compensation expense of approximately $50.8 million ($49.9 million of which was non-cash) related to the difference between the exercise prices of employee stock options underlying shares that were accepted in the Equity Tender and the $108.00 per share ($27.00 per share prior to the Reverse Stock Split) purchase price in the Equity Tender; (ii) professional fees (including accounting, legal, investment banking and printing fees) of approximately $26.2 million; and
(iii) a non-cash expense of approximately $20.5 million resulting from the issuance of 301,646 incremental shares of common stock (with a market value of $67.75 per share on the date of issuance) related to the temporary, effective reduction in the conversion price of the 2001 Notes from $76.00 to $64.68 per share ($19.00 and $16.17 per share prior to the Reverse Stock Split) on approximately $131.0, principal amount, of the 2001 Notes, which the Company made as part of the exchange offer for the 2001 Notes. See the description of the Strategic Restructuring Plan and the Financing Transactions in "-Introduction."

The Company recorded operating restructuring costs of $8.7 million during the three months ended July 25, 1998, related to the approval and commencement of restructuring plans at a limited number of operating locations. These plans relate primarily to the District Fulfillment Centers that are now coming on line and that will be added through the remainder of this fiscal year. The Company is continuing to develop and review additional plans and expects to record operating restructuring related costs in the future. See "-Introduction."

Interest expense, net of interest income, increased 134.9%, from $7.9 million for the three months ended July 26, 1997, to $18.5 million for the three months ended July 25, 1998. This increase is due primarily to the completion of the Strategic Restructuring Plan and the Financing Transactions in June 1998. This resulted in a significant increase in both the amount of debt outstanding and the average interest rate related to such debt. At July 25, 1998, the Company had total debt outstanding of approximately $1,212.9 million at an average interest rate of approximately 9.2%.


The Company expects that interest expense will be higher in future quarters than in the three months ended July 25, 1998, as the impact of the increased debt resulting from the completion of the Strategic Restructuring Plan and the Financing Transactions was only included in the results for the three months ended July 25, 1998 for approximately half of the period. Although
Note 6 of the notes to the Company's consolidated financial statements indicated that, on a pro forma basis, the Company would have had a net loss of $6.1 million from continuing operations before extraordinary items for the three months ended July 25, 1998, the Company had pro forma EBITDA for such period of $37.9 million, which was significantly greater than the pro forma interest expense of $27.1 million. The pro forma loss for the three months ended July 25, 1998, also included approximately $8.7 million in one-time operating restructuring charges which, net of the benefit from income taxes, accounted for approximately $5.6 million of the net loss. See "-Liquidity and Capital Resources" and "-Factors Affecting the Company's Business."

Other income decreased from $1.4 million for the three months ended July 26, 1997, to $410,000 for the three months ended July 25, 1998. Other income includes the Company's 49% share of the net income of Dudley, in which the Company has a 49% equity investment, and miscellaneous other income and expense items. The decrease is due primarily to the recording of a gain on the sale of an investment during the three months ended July 26, 1997. This was partially offset by higher net income at Dudley.

Provision for (benefit from) income taxes changed from an income tax provision of $8.3 million for the three months ended July 26, 1997 to an income tax benefit of $17.9 million for the three months ended July 25, 1998, reflecting effective income tax (benefit) rates of 47.8% and (17.7%), respectively. The provision for income taxes for the three month period ended July 26, 1997 reflects the recording of an income tax provision at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. In addition, the effective tax rate was increased to reflect the incurrence of non-deductible goodwill amortization expense. The benefit from income taxes for the three months ended July 25, 1998 reflects the net impact of (i) an income tax provision of 65.0% on the results from continuing operations, excluding the aggregate $106.2 million of Strategic Restructuring Plan costs ($97.5 million) and operating restructuring costs ($8.7 million); and (ii) an income tax benefit on approximately half of the aggregate $106.2 million of Strategic Restructuring Plan costs and operating restructuring costs, as the Company believes that approximately half of such costs will be deductible for income tax purposes. The 65.0% effective tax rate discussed above reflects the recording of an income tax provision at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective tax rate was also increased to reflect the incurrence of non-deductible goodwill amortization expense.

Income (loss) from discontinued operations changed from income of $11.0 million for the three months ended July 26, 1997, to a loss of $1.3 million for the three months ended July 25, 1998. See Note 2 of the Company's Notes to Consolidated Financial Statements.

The extraordinary loss, net of income taxes, of $269,000 represents the aggregate of several extraordinary items, all of which involve indebtedness that the Company either repaid or converted into equity in connection with the Strategic Restructuring Plan and the Financing Transactions. The primary components of this extraordinary loss are: (i) the pre-tax non-cash write-offs of $5.2 million, $4.7 million and $2.9 million of debt issue costs incurred in conjunction with the issuance of the 2003 Notes, the former credit facility and the issuance of the 2001 Notes, respectively; and (ii) a pre-tax gain of $12.2 million related to the early extinguishment of $222.2 million of 2003 Notes at a purchase price of 94.5% of the principal amount. See "-Introduction."

Liquidity and Capital Resources

At July 25, 1998, the Company had cash of $27.4 million and working capital of $389.7 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at July 25, 1998, was approximately $1.7 billion.

In June 1998, the Company completed the Strategic Restructuring Plan. See "--Introduction." The Company financed the aggregate cost of purchasing shares in the Equity Tender, repurchasing $222.2 million of the 2003 Notes, and repaying its former credit facility with the proceeds of the Equity Investment, the net proceeds from the sale and issuance of the 2008 Notes and borrowings under the Credit Facility. The Company also incurred significant transaction (including financing) costs and expenses. See "--Results of Operations." In connection with the completion of the Strategic Restructuring Plan, the Company incurred approximately $400.0 million of additional indebtedness, and the weighted average annual interest rate on all outstanding indebtedness increased from approximately 6.8% prior to completion of the Strategic Restructuring Plan to approximately 9.2% after completion of the Strategic Restructuring Plan. At July 25, 1998, the Company had $785.0 million outstanding under its Credit Facility. Under the terms of the current financial covenants, which include restrictions based upon pro forma EBITDA, as of July 25, 1998, the Company had the ability to draw down up to an additional $80.3 million under its Credit Facility. Additional pro forma EBITDA, through operating improvements or acquisitions, would increase borrowing availability under the Credit Facility.

Upon completion of the Strategic Restructuring Plan, the Company terminated and repaid the balance outstanding under its former $500.0 million credit facility and entered into the Credit Facility. The Credit Facility provides for an aggregate principal amount of $1,225.0 million, consisting of (i) a seven-year multi-draw term loan facility totaling $200.0 million, (ii) a seven-year revolving credit facility totaling $250.0 million, (iii) a seven-year term loan facility totaling $100.0 million, and (iv) an eight-year term loan facility totaling $675.0 million. In connection with the completion of the Strategic Restructuring Plan and the Financing Transactions, the Company borrowed the full amount of the two single-draw term loan facilities. The multi-draw facility and the revolving facility remain available for future borrowings. Interest rates on such borrowings bear interest, at the Company's option, at the lending bank's base rate plus an applicable margin of up to 1.50%, or a eurodollar rate plus an applicable margin of up to 2.50%. The Company's obligations under the Credit Facility are guaranteed by its present domestic subsidiaries; future material domestic subsidiaries will also be required to guarantee these obligations. The Credit Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries; future material domestic subsidiaries also will be required to pledge their assets as security. The Company was required to enter into arrangements to ensure that the effective interest rate paid by the Company on at least 50% of the aggregate amount outstanding under the Credit Facility and the 2008 Notes was at a fixed rate of interest. As a result, the Company has entered into interest rate swap arrangements to limit the LIBOR-based interest rate exposure on $500.0 million of the outstanding balance under the Credit Facility to rates ranging from 5.7% to 6.0%. The interest rate swap agreements expire over a period ranging from 2001 to 2003. As a result of these swap agreements (and including the fixed-rate 2008 Notes), the Company has fixed the interest rates on $900 million (75%) of the long-term debt outstanding at July 25, 1998.

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

The 2008 Notes are unsecured but are guaranteed by the Company's present domestic subsidiaries; future material domestic subsidiaries will be required to guarantee the 2008 Notes. The indenture governing the 2008 Notes places restrictions on the Company's ability to incur indebtedness, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets to, or merge or consolidate with, another entity. The eight-year term loan facility contains negative covenants and default provisions substantially similar to those contained in the indenture governing the 2008 Notes.

During the three months ended July 25, 1998, the New Zealand and Australian dollars weakened against the USD. The New Zealand exchange rate declined from U.S. $.56 at April 25, 1998 to U.S. $.52 at July 25, 1998. The Australian exchange rate declined from U.S. $.65 at April 25, 1998 to U.S. $.62 at July 25, 1998. This resulted in a reduction in stockholders' equity, through a cumulative translation adjustment, of approximately $45.5 million, reflecting the impact of the declining exchange rate on the Company's investments in its New Zealand and Australian subsidiaries. In addition, the devaluation has adversely affected the return on the Company's investment in its New Zealand and Australian operations. If the exchange rates stabilize at current rates or continue to decline, the Company's return on assets and equity from its New Zealand and Australian operations will continue to be depressed. Subsequent to July 25, 1998, the New Zealand and Australian dollars have continued to weaken against the USD. As of September 7, 1998, the New Zealand dollar equaled U.S. $0.51 and the Australian dollar equaled U.S. $0.59. See "--Factors Affecting the Company's Business--Operations Outside the United States."

As a result of the Company's increased indebtedness, a portion of the cash flows from the Company's international operations will be required to service debt and interest payments. The Company expects that it will incur additional costs with respect to accessing cash flows from international operations including such items as New Zealand and Australian withholding and other taxes and foreign currency hedging costs. During the three months ended July 25, 1998, the Company entered into foreign currency forward contracts against the New Zealand dollar with an aggregate notional amount of approximately $30.0 million expiring in January through April 1999. The effect of these foreign currency forward contracts is to limit the foreign currency exposure on approximately $30.0 million of the Company's net investment in its New Zealand subsidiary at rates of U.S. $.48 to U.S. $.51.

The Company anticipates its cash on hand, cash flows from operations and borrowings available from the Credit Facility will be sufficient to meet its liquidity requirements for its operations, capital expenditures and additional debt service obligations for the remainder of the fiscal year. The Company does not currently anticipate that any possible restructuring costs related to the Company's planned cost reduction measures, coupled with the expected effects of such cost reduction measures, would have a material adverse effect on the Company's liquidity or cash flows. See "-Introduction," "-Factors Affecting the Company's Business-Change in Strategic Focus and Business and Growth Strategies" and "-Factors Affecting the Company's Business-Challenges of Business Integration." The Company anticipates capital expenditures of approximately $40.0 million in both fiscal 1999 and fiscal 2000. The anticipated capital expenditures will support the Company's District Fulfillment Center program, computer system upgrades and maintenance of the Company's existing infrastructure.

During the three months ended July 25, 1998, net cash used in operating activities was $7.4 million. This use of cash includes the payment of approximately $16.0 million of costs related to the Strategic Restructuring Plan. If such one-time Strategic Restructuring Plan costs were not included, net cash provided by operating activities would have been $8.6 million for the three months ended July 25, 1998. Net cash used in investing activities was $25.5 million, including $11.8 million used for acquisitions and $12.9 million used for additions to property and equipment. Net borrowings increased approximately $450 million during the three months ended July 25, 1998, primarily to fund the Strategic Restructuring Plan and Financing Transactions, and also to fund the purchase prices of acquisitions and additions to property and equipment during the period. In addition, the Company received approximately $254.0 million from Investor related to the Equity Investment, net of expenses, and $118.9 million from discontinued operations in repayment of intercompany loan balances outstanding at the date of the Distributions. Discontinued operations used $12.5 million of cash during the three months ended July 25, 1998.

During the three months ended July 26, 1997, net cash provided by operating activities was $25.8 million, which resulted primarily from a decrease in accounts payable due to the Company's aggressive policy of taking negotiated cash discounts. Net cash used in investing activities was $50.0 million, including $41.2 million used for acquisitions and $10.9 million used for additions to property and equipment, partially offset by $5.7 million received on the sale of an investment. Net borrowings increased $113.2 million during the three months ended July 26, 1997, primarily to fund the purchase prices of acquisitions and to repay higher-cost debt assumed in acquisitions. Discontinued operations used $2.0 million of cash during the three months ended July 25, 1997.

Year 2000 Compliance

The Company has commenced a process to assess Year 2000 compliance of its systems and the systems of major vendors and third party service providers, and to remediate any non-compliance of its systems. The Company's process involves the following three phases:

Phase One--Inventory and Planning

The Company completed this phase in May 1998. In this phase, the Company inventoried all hardware and software that potentially is susceptible to Year 2000 problems, prepared plans for assessing compliance and for completing remediation, and prepared vendor and supplier compliance surveys.

Phase Two--Assessment

In this phase, the Company is assessing which of its systems are Year 2000 compliant, obtaining compliance statements from hardware and software vendors, supply manufacturers and service trading partners, and planning for remediation of non-compliant systems. The Company expects to complete this phase in November 1998.

Phase Three--Remediation and Testing

In this phase, the Company will deploy plans for elimination, upgrade, replacement or modification of non-compliant systems and test compliance. The Company has scheduled completion of this phase for July 1999.

The Company's Trinity system, which is the core operations system for its NAOPG operations, is year 2000 compliant. The Company is installing this system throughout its NAOPG operations, but does not expect to complete installation before the end of 1999. Therefore, the Company is assessing the compliance of systems used by its NAOPG operating subsidiaries. The Company has determined that some of the systems used by its NAOPG subsidiaries are not currently Year 2000 compliant, but the Company believes that it is highly likely that these systems will be made compliant without material expense by the middle of 1999. The Company has determined that the systems used by its MBE operations are 80% compliant and MBE is in the process of reprogramming the balance of the systems. The Company believes that this process will be completed without material expense. The Company also expects that systems used by the Blue Star Group in New Zealand will be compliant within a safe time frame and without material expense. An initial assessment of the systems of Dudley Stationery Limited, the Company's UK affiliate, indicates that there are no significant Year 2000 issues within that system.

The Company's assessment plan includes assessment of Year 2000 compliance of non-information technology (non-IT) components, including the Company's bindery machinery, coffee roasting facilities, office furniture manufacturing facilities, security systems, credit card processing devices and freight elevators. The Company believes there are no significant uses of micro-processing oriented equipment within its manufacturing systems and will complete assessment of other non-IT components by November 1998.

The Company has received compliance statements from approximately 77% of its supply vendors. Based on these statements, the Company believes that 95% of supply vendors who have responded will be year 2000 compliant by the end of June 1999. The Company has identified eight vendors as fitting a "concerned" profile due to late compliance dates or because responses indicate some possibility of poor planning. The Company is working with each of these vendors to remediate these concerns.

If the Company fails to achieve year 2000 compliance in all its systems, the Company could lose the ability to process certain of its customers' orders until compliance is achieved or a means to work around the failure is implemented. The Company's systems are not now uniform across all operations and the Company does not expect uniformity by the end of 1999. Therefore, any failure would not be system wide. The Company believes that in a worst case scenario, at most 20% of its orders would be affected. A failure to fill orders would not, however, necessarily result in a complete loss of the order. An order could be filled through alternative methods within a relatively short period. Nevertheless, any disruption in order fulfillment could result in some loss of revenue. If this disruption is the result of noncompliance that is greater than anticipated, the loss of revenue could be material. The Company intends to establish by the middle of 1999 contingency plans to deal with possible failures in order fulfillment systems or other systems.

The Company's assessment and remediation of Year 2000 compliance issues has a budget of less than $1.0 million, and expenses have been less than expected. The Company does not currently expect that future expenses for assessment or remediation will be material.

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

Inflation

The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1998 or the first quarter of fiscal 1999.

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

Substantial Leverage; Ability to Service Debt. The Company incurred substantial indebtedness in connection with the Strategic Restructuring Plan and the Financing Transactions. As a result, total indebtedness at September 4, 1998 was approximately $1,227 million. See "--Liquidity and Capital Resources." Subject to limitations in its existing debt agreements, the Company could incur additional indebtedness in the future. The Company's high leverage could have material consequences to the Company, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for acquisitions, working capital, capital expenditures, general corporate or other purposes may be impaired or any such financing may not be available on terms favorable to the Company; (ii) a substantial portion of the Company's cash flow will be required for debt service and, as a result, will not be available for its operations and other purposes; (iii) a substantial decrease in net operating cash flows or an increase in expenses could make it difficult for the Company to meet its debt service requirements or force it to modify its operations or sell assets; (iv) the Company's ability to withstand competitive pressures may be limited; and (v) the Company's level of indebtedness could make it more vulnerable to economic downturns, and reduce its flexibility in responding to changing business and economic conditions. In addition, a portion of the Company's borrowings under the Credit Facility are and will continue to be at variable rates of interest, which exposes the Company to the risk of increased interest rates. The ability of the Company to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon the future performance of the Company and its cash flows from operations, which will be subject to prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. These factors could include general economic conditions, operating difficulties, increased operating costs, product pricing pressures, potential revenue instability arising from cost savings initiatives or other factors, labor relations, the response of competitors or customers to the Company's business strategy or projects and delays in implementation of the Company's business strategy. If the Company is unable to service its indebtedness, it may be forced to pursue one or more alternative strategies, such as selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There can be no assurances that the Company would be able to take actions or be able to service such indebtedness. Even it additional financing could be obtained, there can be no assurance that it would be on terms that are acceptable to the Company. In addition, the pledge of substantially all of the Company's assets as collateral under the Credit Facility could impair the Company's ability to obtain financing on terms favorable to the Company. If the Company were unable to repay its indebtedness to the lenders under the Credit Facility, such lenders could proceed against the collateral securing such indebtedness, including substantially all of the Company's assets, and the Company could be prohibited from making any payments on the 2008 Notes. The indenture to the 2008 Notes also contains a number of restrictive covenants relating to the Company.

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

Franchise Operations of Mail Boxes Etc. MBE conducts its business principally through franchisees or licensees, with the result that MBE has limited control over franchisee operations and is subject to significant government regulation of its legal relationships with franchisees that limits the control that MBE has over its franchisees.

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

Intangible Assets. As of July 25, 1998, approximately $903.3 million, or 44.3% of the Company's total assets, represented intangible assets, the substantial majority of which was goodwill. As a result, a substantial portion of the value of the Company's assets may not be available to repay creditors in the event of a bankruptcy or dissolution of the Company. As a result of the Equity Tender and the Distributions, the Company may be precluded from completing business combinations accounted for under the pooling-of-interests method for a period of up to six to nine months. Any business combinations that the Company completes during this period will have to be accounted for under the purchase method. As a result, the amount of goodwill reflected on the Company's balance sheet will increase to the extent that the Company acquires additional companies under the purchase method of accounting.

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

Current Limitation on Option Issuances. In connection with the Strategic Restructuring Plan, and pursuant to the terms of the anti-dilution provisions of the Company's option plans, adjustments were made to the number of shares covered by employee stock options outstanding after completion of the Strategic Restructuring Plan. As a result of these adjustments, the Company is not able to grant additional stock options to employees, as the Company's stock option plan prohibits additional grants to be made if such additional grants would cause the total number of shares covered by stock options outstanding to exceed 20% of total shares outstanding. The Company is currently reviewing its cash and non-cash compensation programs to ensure that they remain competitive and to assess what approach it should take to future long-term incentive awards (including stock options and other equity-based awards), in light of employment market conditions, recent volatility in the price of the Company's common stock, and the current terms of the Company's long-term incentive plans. The Company believes that it offers market competitive cash compensation packages and does not expect that the current limit on its ability to issue stock options will have a material adverse impact on its ability to attract and retain qualified employees, although there can be no assurances in this regard.

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

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

A special meeting of the Company's stockholders was held on May 22, 1998.

At the special meeting, the stockholders approved, pursuant to the following votes (as adjusted for the reverse stock split that became effective after the date of the special meeting), the sale by the Company of common stock and warrants to CDR-PC Acquisition, L.L.C., an affiliate of an investment fund managed by Clayton, Dubilier & Rice, Inc., a private investment firm:

                                                                  Broker
              For                Against          Abstain         Non-Votes
              ---                -------          -------         ---------
            23,943,822            83,189           89,525            0

At the special meeting, the stockholders authorized, pursuant to the following votes (as adjusted for the reverse stock split that became effective after the date of the special meeting), the Company's amendment of its Certificate of Incorporation to effect a one-for-four reverse stock split of the Common Stock:

                                                                  Broker
              For                Against          Abstain         Non-Votes
              ---                -------          -------         ---------
            21,661,074         2,404,647           50,827             0

Item 6.           Exhibits and Reports on Form 8-K.

(a)    Exhibits

3.2    Second Amended and Restated Bylaws of U.S. Office Products Company.

11.1   Statement regarding computation of net income per share.

27     Financial Data Schedule.

(b)    Reports on Form 8-K

       During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

       i. Form 8-K dated June 30, 1997 and filed with the Commission on May 26, 1998 reporting information under Item 5.

                Financial statements filed:

                (a) The financial statements of Sax Arts and Crafts, Inc. as of
                    December 16, 1995, December 25, 1996 and June 29, 1997 (unaudited), for the years ended December 17, 1994, December 16, 1995 and December 25, 1996 and for the six months ended June 30, 1996 (unaudited) and June 29, 1997 (unaudited).

                (b) The financial statements of Evans Travel Group, Inc. and
                    Evans Consulting Services, Inc. as of July 25, 1997 and for the year ended July 25, 1997.

                (c) The combined financial statements of Travel Consultants,
                    Inc. and Envision Vacations, Inc. as of October 24, 1997 and for the year ended October 24, 1997.

                (d) The financial statements of Compel Corporation as of
                    December 31, 1995 and 1996 and September 30, 1997 (unaudited), for the years ended December 31, 1994, 1995 and 1996 and for the nine months ended September 30, 1996 (unaudited) and 1997 (unaudited).

                (e) The financial statements of Astrid Offset Corporation as of
                    July 31, 1997 and October 31, 1997 (unaudited), for the year ended July 31, 1997 and for the three months ended October 31, 1996 (unaudited) and October 31, 1997.

         ii. Form 8-K dated June 5, 1998 and filed with the Commission on June 17, 1998 reporting information under Items 5 and 7.

         iii. Form 8-K dated June 9, 1998 and filed with the Commission on June 25, 1998 reporting information under Items 5 and Item 7.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       U.S. OFFICE PRODUCTS COMPANY



             September 8, 1998                   By: /s/ Thomas I. Morgan
          --------------------                   ------------------------
                   Date                          Thomas I. Morgan
                                                 Chief Executive Officer



             September 8, 1998                   By: /s/ Joseph T. Doyle
          --------------------                   -----------------------
                   Date                          Joseph T. Doyle
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

No.    Exhibit

3.2  Second Amended and Restated Bylaws of U.S. Office Products Company

11.1 Statement regarding computation of net income per share

27   Financial Data Schedule