Form 10-Q
period 1998-10-24
US OFFICE PRODUCTS CO
filed 1998-12-04
CIK 934852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 24, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of December 4, 1998, there were 36,579,413 shares of common stock outstanding.


                                                                                                                    Page No.
                                                                                                                    --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheet...................................................................................3
              October 24, 1998 (unaudited) and April 25, 1998

           Consolidated Statement of Operations.........................................................................4
              For the three months ended October 24, 1998 (unaudited)
              and October 25, 1997 (unaudited) and the six months ended
              October 24, 1998 (unaudited) and October 25, 1997 (unaudited)

           Consolidated Statement of Cash Flows.........................................................................5
              For the six months ended October 24, 1998 (unaudited) and
              October 25, 1997 (unaudited)

           Notes to Consolidated Financial Statements (unaudited).......................................................7


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................................................18


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................................41


Item 4.    Submission of Matters to a Vote of Security Holders..........................................................41


Item 6.    Exhibits and Reports on Form 8-K.............................................................................42


Signatures..............................................................................................................43


Exhibit Index...........................................................................................................44

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                          U.S. OFFICE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                                    October 24,       April 25,
   ASSETS                                                                               1998            1998
   ------                                                                         ---------------  --------------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                      $      19,485    $      52,021
   Accounts receivable, less allowance for doubtful
     accounts of $10,915 and $8,639, respectively                                       336,380          310,527
   Inventories                                                                          241,846          228,671
   Prepaid expenses and other current assets                                            147,820          117,150
                                                                                  -------------    -------------
       Total current assets                                                             745,531          708,369

Property and equipment, net                                                             229,702          228,715
Intangible assets, net                                                                  909,718          923,024
Other assets                                                                            212,101          194,701
Net assets from discontinued operations:
   Amounts to become receivable upon the Distributions                                                   132,145
   All other net assets                                                                                  354,473
                                                                                  -------------    -------------
       Total assets                                                               $   2,097,052    $   2,541,427
                                                                                  -------------    -------------
                                                                                  -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                                                $      33,876    $     368,227
   Accounts payable                                                                     173,328          162,718
   Accrued compensation                                                                  40,920           43,013
   Other accrued liabilities                                                            116,335           81,411
                                                                                  -------------    -------------
       Total current liabilities                                                        364,459          655,369

Long-term debt                                                                        1,197,860          382,174
Other long-term liabilities and minority interests                                       17,453           17,753
                                                                                  -------------    -------------
       Total liabilities                                                              1,579,772        1,055,296
                                                                                  -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 500,000 shares
     authorized, none outstanding
   Common stock, $.001 par value, 500,000,000 shares authorized, 36,745,007 and
     33,460,864 shares issued, 36,579,413 and 33,460,864 shares outstanding, and
     165,594 and none held in treasury, respectively                                         37               33
   Additional paid-in capital                                                           678,232        1,472,125
   Accumulated other comprehensive loss                                                (142,798)        (112,803)
   Retained earnings (accumulated deficit)                                              (18,191)         126,776
                                                                                  -------------    -------------
   Total stockholders' equity                                                           517,280        1,486,131
                                                                                  -------------    -------------
       Total liabilities and stockholders' equity                                 $   2,097,052    $   2,541,427
                                                                                  -------------    -------------
                                                                                  -------------    -------------

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                       ---------------------------    --------------------------
                                                        October 24,     October 25,    October 24,   October 25,
                                                            1998           1997           1998           1997
                                                       ------------    -----------    ------------   -----------

Revenues                                               $   677,205     $   649,340   $  1,329,154    $ 1,264,154
Cost of revenues                                           492,166         470,084        966,451        914,116
                                                       -----------     -----------   ------------    -----------
       Gross profit                                        185,039         179,256        362,703        350,038

Selling, general and administrative expenses               150,670         146,675        299,466        289,540
Amortization expense                                         6,137           4,281         12,123          8,396
Strategic Restructuring Plan costs                                                         97,503
Operating restructuring costs                                3,469                         12,195
                                                       -----------     -----------   ------------    -----------
       Operating income (loss)                              24,763          28,300        (58,584)        52,102

Interest expense                                            28,991           9,586         47,879         18,053
Interest income                                               (460)           (546)          (827)        (1,128)
Other (income) expense                                       1,927          (5,134)         1,517         (6,517)
                                                       -----------     -----------   ------------    -----------
Income (loss) from continuing operations
   before provision (benefit from) for income
   taxes and extraordinary items                            (5,695)         24,394       (107,153)        41,694
Provision for (benefit from) income taxes                   (1,713)         11,624        (19,628)        19,889
                                                       ------------    -----------   ------------    -----------
Income (loss) from continuing operations before
   extraordinary items                                      (3,982)         12,770        (87,525)        21,805
Income (loss) from discontinued operations, net
   of income taxes                                                          11,428         (1,294)        22,379
                                                       -----------     -----------   ------------    -----------
Income (loss) before extraordinary items                    (3,982)         24,198        (88,819)        44,184
Extraordinary items - loss on early termination
   of debt facilities, net of income tax benefit                                              269
                                                       -----------     -----------   ------------
Net income (loss)                                      $    (3,982)    $    24,198   $    (89,088)   $    44,184
                                                       -----------     -----------   ------------    -----------
                                                       -----------     -----------   ------------    -----------

Basic income (loss) per share data:
   Income (loss) from continuing operations before
     extraordinary items                               $     (0.11)     $     0.46   $      (2.44)   $      0.80
   Income (loss) from discontinued operations                                 0.42          (0.04)          0.83
   Extraordinary items                                                                      (0.01)
                                                       -----------     -----------   ------------    -----------
   Net income (loss)                                   $     (0.11)     $     0.88   $      (2.49)   $      1.63
                                                       -----------     -----------   ------------    -----------
                                                       -----------     -----------   ------------    -----------

Diluted income (loss) per share data:
   Income (loss) from continuing operations before
     extraordinary items                               $     (0.11)     $     0.45   $      (2.44)    $     0.79
   Income (loss) from discontinued operations                                 0.40          (0.04)          0.81
   Extraordinary items                                                                      (0.01)
                                                       -----------     -----------   ------------    -----------
   Net income (loss)                                   $     (0.11)     $     0.85   $      (2.49)    $     1.60
                                                       -----------     -----------   ------------    -----------
                                                       -----------     -----------   ------------    -----------


          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                              ----------------
                                                                                       October 25,       October 24,
                                                                                          1998               1997
                                                                                       -----------       -----------
Cash flows from operating activities:
   Net income (loss)                                                                $     (89,088)      $    44,184
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
     (Income) loss from discontinued operations                                             1,294           (22,379)
     Depreciation and amortization                                                         29,769            27,207
     Strategic Restructuring Plan costs                                                    70,380
     Loss on sale of business                                                               2,536
     Deferred income taxes                                                                 (1,855)               51
     Equity in net income of affiliate                                                     (1,611)             (777)
     Extraordinary loss                                                                       269
     Gain on sale of investment                                                                                (956)
     Changes in assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
       Accounts receivable                                                                (28,670)          (20,182)
       Inventory                                                                          (16,614)          (15,723)
       Prepaid expenses and other current assets                                          (37,084)           (2,734)
       Accounts payable                                                                    14,142             5,777
       Accrued liabilities                                                                 34,592             5,190
                                                                                    -------------      ------------
        Net cash provided by (used in) operating activities                               (21,940)           19,658
                                                                                    -------------      ------------

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash received                                        (22,723)          (51,196)
   Additions to property and equipment, net of disposals                                  (20,996)          (17,210)
   Proceeds from sale of investments                                                           71             7,724
   Other                                                                                     (814)              656
                                                                                    -------------      ------------
        Net cash used in investing activities                                             (44,462)          (60,026)
                                                                                    -------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                             1,152,595              346
   Repurchase of common stock in Equity Tender                                         (1,000,000)
   Proceeds from (payments of) short-term debt, net                                      (339,016)         126,906
   Proceeds from issuance of common stock, net                                            322,720            6,500
   Payments of long-term debt                                                            (213,666)          (8,314)
   Net repayments by (advances to) discontinued operations                                123,551          (78,740)
                                                                                    -------------      ------------
        Net cash provided by financing activities                                          46,184           46,698
                                                                                    -------------      ------------

Effect of exchange rates on cash and cash equivalents                                         200           (1,509)
                                                                                    -------------      ------------
Cash used in discontinued operations                                                      (12,518)          (5,547)
                                                                                    -------------      ------------
Net decrease in cash and cash equivalents                                                 (32,536)            (726)
Cash and cash equivalents at beginning of period                                           52,021           44,026
                                                                                    -------------      -----------
Cash and cash equivalents at end of period                                          $      19,485      $    43,300
                                                                                    -------------      -----------
                                                                                    -------------      -----------

                          U.S. OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (In thousands, except share amounts)
                                   (Unaudited)
                                   (Continued)

                                                                                             Six Months Ended
                                                                                             ----------------
                                                                                       October 24,       October 25,
                                                                                          1998              1997
                                                                                      ------------      -----------

   Supplemental disclosures of cash flow information:

   Interest paid                                                                      $    37,871       $    10,278
   Income taxes paid                                                                  $     2,601       $    31,308

The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method for the six months ended October 24, 1998 and October 25, 1997. The estimated fair values of the assets and liabilities at the dates of the acquisitions are presented as follows:

                                                                                            Six Months Ended
                                                                                            ----------------
                                                                                       October 24,     October 25,
                                                                                          1998             1997
                                                                                      ------------     -----------
   Accounts receivable                                                                $      2,144     $    17,140
   Inventory                                                                                 2,442          11,591
   Prepaid expenses and other current assets                                                 3,886             602
   Property and equipment                                                                    2,532          42,507
   Intangible assets                                                                        18,476          88,113
   Other assets                                                                                416           2,270
   Short-term debt                                                                            (654)         (6,497)
   Accounts payable                                                                           (538)         (6,380)
   Accrued liabilities                                                                      (1,694)         (3,618)
   Long-term debt                                                                             (580)        (17,930)
   Other long-term liabilities and minority interests                                       (3,707)         (2,275)
                                                                                    --------------     -----------
      Net assets acquired                                                             $     22,723     $   125,523
                                                                                    --------------     -----------
                                                                                    --------------     -----------

The acquisitions accounted for under the purchase method were funded as follows:

                                                                                            Six Months Ended
                                                                                            ----------------
                                                                                       October 24,      October 25,
                                                                                           1998            1997
                                                                                      ------------    ------------
   Common stock                                                                       $               $     74,327
   Cash                                                                                     22,723          51,196
                                                                                      ------------    ------------
      Total                                                                           $     22,723    $    125,523
                                                                                      ------------    ------------
                                                                                      ------------    ------------

Non-cash transactions:

- During the six months ended October 24, 1998, the Company issued 2,025,185 shares of common stock in exchange for $130,989 of the 5 1/2% convertible subordinated notes due 2001.




          See accompanying notes to consolidated financial statements.

                          U. S. OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 24, 1998
               (In thousands, except ratios and per share amounts)
                                   (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of U.S. Office Products Company (the "Company" or "U.S. Office Products"), and the companies acquired in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates.

In June 1998, the Company completed a comprehensive restructuring plan (the "Strategic Restructuring Plan"). The Company's Board of Directors approved the Strategic Restructuring Plan in January 1998. The Strategic Restructuring Plan included three principal elements: (i) the repurchase by the Company, through a self-tender offer, of a portion of its outstanding shares (including shares underlying employee stock options) (the "Equity Tender"); (ii) the Company's distribution to its stockholders (the "Distributions") of the shares of four separate companies that had been operated as divisions of the Company (together, the "Spin-Off Companies"); and (iii) the purchase by an affiliate ("Investor") of an investment fund managed by Clayton, Dubilier & Rice, Inc., a private investment fund, of 24.9% of the Company's shares, plus warrants to purchase additional shares, for a total of $270,000.

In conjunction with the Strategic Restructuring Plan, the Company also completed several financing transactions (the "Financing Transactions") in June 1998. The Financing Transactions consisted of the following: (i) through a tender offer, the Company repurchased substantially all of its 5 1/2% convertible subordinated notes due 2003 (the "2003 Notes") for a purchase price of 94.5% of the principal amount and accrued interest on such notes; (ii) through an exchange offer, the Company exchanged substantially all of its 5 1/2% convertible subordinated notes due 2001 (the "2001 Notes") for shares of its common stock at an exchange rate that represented an effective reduction in the conversion price of the 2001 Notes (the "2001 Notes Exchange"); (iii) the Company entered into a new $1,225,000 senior secured bank credit facility (the "Credit Facility") and terminated its former credit facility; and (iv) the Company issued and sold $400,000 of 9 3/4% senior subordinated notes due 2008 (the "2008 Notes") in a private placement at 99.583% of the principal amount.

For a complete description of the Strategic Restructuring Plan and the Financing Transactions, see Note 3 of the Notes to the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 25, 1998.

The Company's consolidated financial statements reflect as discontinued operations through June 9, 1998 (the effective date of the Distributions), the results of the companies owned by the Spin-Off Companies (and thus included in the Distributions). See Note 2, "Discontinued Operations." The Company's continuing operations consist of its North American Office Products Group (which includes office supply, office furniture, and office coffee, beverage, and vending service businesses) ("NAOPG"), Mail Boxes Etc. ("MBE") which the Company acquired in November 1997, the Company's operations in New Zealand and Australia (referred to herein as "Blue Star Group"), and the Company's 49% interest in Dudley Stationery Limited ("Dudley"), a U.K. contract stationer. The NAOPG operates primarily in the United States; it also includes three coffee and beverage businesses located in Canada.

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

NOTE 2 - DISCONTINUED OPERATIONS

As a result of the Strategic Restructuring Plan, the Spin-Off Companies are reflected as discontinued operations for all periods presented in the Company's consolidated financial statements. The Spin-Off Companies (and their respective lines of business) are Aztec Technology Partners, Inc. (technology solutions), Navigant International, Inc. (corporate travel services), School Specialty, Inc. (educational supplies), and Workflow Management, Inc (print management). The Spin-Off Companies began operating as independent companies on June 10,1998. Accordingly, no statement of operations amounts have been provided for the three months ended October 24, 1998, as the Distributions were completed on June 9, 1998.

The income (loss) from discontinued operations included in the consolidated statement of operations represents the sum of the results of the Spin-Off Companies for the periods they were included in the results of the Company and is summarized as follows:



                                                                  Corporate                                      Total
                                                     Print         Travel       Educational    Technology     Discontinued
                                                   Management     Services        Supplies      Solutions      Operations
                                                   ----------   -------------  -------------  ------------  ---------------
Three months ended October 25, 1997:
   Revenues                                      $    88,884     $    27,026    $  111,460    $    36,876     $   264,246
   Operating income                                    4,601           1,979        12,439          3,710          22,729
   Income before provision for
     income taxes                                      4,110           2,058        11,134          3,744          21,046
   Provision for income taxes                          1,840           1,033         5,125          1,620           9,618
   Income from discontinued
     operations, net of income taxes                   2,270           1,025         6,009          2,124          11,428

Six months ended October 24, 1998:
   Revenues                                      $    41,132     $    19,346    $   40,785    $    30,951     $   132,214
   Operating income (loss)                            (1,601)             14         1,836            403             652
   Income (loss) before provision for
     (benefit from) income taxes                      (2,043)           (108)        1,069            381            (701)
   Provision for (benefit from)
     income taxes                                       (732)            158           703            464             593
   Income (loss) from discontinued
     operations, net of income taxes                  (1,311)           (266)          366            (83)         (1,294)

Six months ended October 25, 1997:
   Revenues                                      $   171,047     $    46,557    $  198,489    $    79,605     $   495,698
   Operating income                                    9,372           4,435        24,596          6,526          44,929
   Income before provision for
     income taxes                                      8,440           4,398        21,974          6,542          41,354
   Provision for income taxes                          3,777           2,230        10,138          2,830          18,975
   Income from discontinued
     operations, net of income taxes                   4,663           2,168        11,836          3,712          22,379

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

The all other net assets from discontinued operations included in the Company's consolidated balance sheet at April 25, 1998, represents the sum of the net assets of the Spin-Off Companies as of April 25, 1998, and are summarized as follows:

                                                                    Corporate                                        Total
                                                     Print           Travel      Educational      Technology      Discontinued
                                                   Management       Services       Supplies        Solutions       Operations
                                                   ---------       ---------     ----------      ------------    -------------
April 25, 1998:
   Current assets                                $     90,961     $    21,993   $     99,643     $    66,835     $   279,432
Property, plant and equipment, net                     33,210          18,008         22,553           5,831          79,602
   Intangible assets, net                              14,014          87,590         99,613          63,829         265,046
   Other assets                                         8,259             852             34             574           9,719
   Current liabilities                                (57,434)        (18,643)       (54,642)        (33,363)       (164,082)
   Long-term liabilities                              (30,250)        (16,523)       (63,415)         (5,056)       (115,244)
                                                 ------------     -----------   ------------     -----------     -----------
     Net assets from discontinued
       operations                                $     58,760     $    93,277   $    103,786     $    98,650     $   354,473
                                                 ------------     -----------   ------------     -----------     -----------
                                                 ------------     -----------   ------------     -----------     -----------

The amounts to become receivable upon the Distributions reflected in the April 25, 1998 balance sheet were recovered from the Spin-Off Companies in connection with the Distributions. No balance sheet amounts have been provided as of October 24, 1998, as the Distributions were completed on June 9, 1998.


NOTE 3 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the six months ended October 24, 1998 were as follows:

Stockholders' equity balance at April 25, 1998                                                     $   1,486,131
  Issuances (retirements) of common stock in conjunction with:
     Equity investment by Investor, net of expenses                                                      254,675
     2001 Notes exchange                                                                                 151,425
     Exercise of stock options, including tax benefits                                                    66,705
     Employee stock purchase plan, net of expenses                                                         1,559
     Conversion of 2003 Notes                                                                              1,000
     Purchase price adjustments related to acquisitions                                                     (101)
   Repurchase of common stock in
     Equity Tender                                                                                    (1,000,000)
   Stock options participating in Equity Tender                                                           57,708
   Adjustments related to the Distributions                                                             (381,589)
   Comprehensive loss                                                                                   (120,233)
                                                                                                   --------------
Stockholders' equity balance at October 24, 1998                                                   $     517,280
                                                                                                   --------------
                                                                                                   --------------

The adjustments related to the Distributions amount in the above table consists of reductions in additional paid-in capital and retained earnings of $326,860 and $55,879, respectively, and a decrease in accumulated other comprehensive loss of $1,150.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective April 26, 1998. SFAS No. 130 requires cumulative translation adjustment, which prior to adoption was reported separately in stockholders' equity, to be included in other comprehensive loss. The components of comprehensive loss are as follows:

                                                              Three Months Ended                   Six Months Ended
                                                         ----------------------------         ----------------------------
                                                         October 24,       October 25,        October 24,      October 25,
                                                             1998             1997               1998              1997
                                                         -----------       -----------        -----------      -----------
Net income (loss)                                      $    (3,982)       $    24,198        $   (89,088)      $   44,184
Other comprehensive income (loss):
   Cumulative translation adjustment                         5,632            (33,039)           (31,145)         (72,415)
                                                       -----------        -----------        -----------       ----------
Comprehensive income (loss)                            $     1,650        $    (8,841)       $  (120,233)      $  (28,231)
                                                       -----------        -----------        -----------       ----------
                                                       -----------        -----------        -----------       ----------

On June 10, 1998, the Company effected a one-for-four reverse split of its common stock whereby each four shares of common stock were exchanged for one share of common stock. All share and per share data appearing in these consolidated financial statements and notes hereto have been retroactively adjusted for this split.

NOTE 4 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS No. 128 during Fiscal 1998 and has restated all prior period EPS data.

The following information presents the Company's computations of basic and diluted EPS from continuing operations before extraordinary items for the periods presented in the consolidated statement of operations.

                                                            Income/
                                                            (Loss)               Shares         Per Share
                                                          (Numerator)         (Denominator)       Amount
                                                          -----------         -------------     ---------
Three months ended October 24, 1998:
   Basic loss per share                                   $  (3,982)              36,569         $  (0.11)
                                                                                               ----------
                                                                                               ----------
   Effect of dilutive employee stock options
                                                         ----------           ----------
   Diluted loss per share                                 $  (3,982)              36,569         $  (0.11)
                                                         ----------           ----------       ----------
                                                         ----------           ----------       ----------
Three months ended October 25, 1997:
   Basic income per share                                 $  12,770               27,600         $   0.46
                                                                                               ----------
                                                                                               ----------
   Effect of dilutive employee stock options                                         733
                                                         ----------           ----------
   Diluted income per share                               $  12,770               28,333         $   0.45
                                                         ----------           ----------       ----------
                                                         ----------           ----------       ----------

Six months ended October 24, 1998:
   Basic loss per share                                   $ (87,525)              35,821         $  (2.44)
                                                                                               ----------
                                                                                               ----------
   Effect of dilutive employee stock options
                                                         ----------           ----------
   Diluted loss per share                                 $ (87,525)              35,821         $  (2.44)
                                                         ----------           ----------       ----------
                                                         ----------           ----------       ----------
Six months ended October 25, 1997:
   Basic income per share                                 $  21,805               27,089         $   0.80
                                                                                               ----------
                                                                                               ----------
   Effect of dilutive employee stock options                                        596
                                                         ----------           ----------
   Diluted income per share                               $  21,805               27,685         $   0.79
                                                         ----------           ----------       ----------
                                                         ----------           ----------       ----------

The basic and diluted loss per share amounts, for the three and six month periods ended October 24, 1998, were calculated using the same number of shares outstanding since, as a result of the net losses for such periods, all of the Company's employee stock options and the two series of convertible debt securities outstanding during such periods were anti-dilutive.

The Company had additional employee stock options and two series of convertible debt securities outstanding during the three and six month periods ended October 25, 1997, that were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 5 - BUSINESS COMBINATIONS

In fiscal 1998, the Company completed a total of 73 business combinations (51 related to continuing operations and 22 related to discontinued operations), all of which were accounted for under the purchase method. During the six months ended October 24, 1998, the Company completed a total of 16 business combinations (all related to continuing operations), all of which were accounted for under the purchase method, for an aggregate cash purchase price of $22,723.

NOTE 6 - PRO FORMA RESULTS OF OPERATIONS

The following presents the unaudited pro forma results of operations of the Company for the three and six month periods ended October 24, 1998 and October 25, 1997, as if the Strategic Restructuring Plan, the Financing Transactions and all of the purchase acquisitions related to continuing operations completed since the beginning of fiscal 1998 had been consummated at the beginning of fiscal 1998. The pro forma results of operations, compared to the historical actual results, reflect (i) substantially higher amortization expenses as compared to prior periods (as a result of reclassifying 12 business combinations as purchase acquisitions (including the Company's acquisition of MBE), rather than under the pooling-of-interests method, as the Company had expected when it completed those acquisitions); (ii) substantially higher interest expense, as a result of increased borrowing that the Company incurred to help finance the cost of the Equity Tender; and (iii) substantially higher effective income tax rates, due to increased non-deductible goodwill expense and the Company's inability to account for the acquisition of subchapter S corporations under the pooling-of-interests method. The pro forma results of operations reflect certain pro forma adjustments including the amortization of intangible assets, reductions in executive compensation and the removal of Strategic Restructuring Plan costs. The pro forma results of operations include $3,469 and $12,195 in operating restructuring costs during the three and six month periods ended October 24, 1998, respectively, and a $2,536 loss on the sale of a business in New Zealand during both the three and six month periods ended October 24, 1998.

                                                            Three Months Ended            Six Months Ended
                                                            ------------------            ----------------
                                                       October 24,      October 25,    October 24,    October 25,
                                                           1998            1997           1998            1997
                                                       -----------      -----------    -----------    -----------
Revenues                                               $  679,055       $  718,554     $ 1,341,886     $ 1,417,685
Income (loss) from continuing operations               $   (3,664)      $    2,538     $    (8,922)    $     3,883
Basic income (loss) per share from
  continuing operations                                $    (0.10)      $     0.07     $     (0.24)    $      0.11
Diluted income (loss) per share from
  continuing operations                                $    (0.10)      $     0.07     $     (0.24)    $      0.10


The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the Strategic Restructuring Plan, the Financing Transactions and the acquisitions occurred at the beginning of fiscal 1998 or the results that may occur in the future.

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

Balance Sheets

                                                                                  October 24, 1998
                                                     -------------------------------------------------------------------------------
                                                         U.S. Office                      Non-
                                                      Products Company    Guarantor     Guarantor       Consolidating   Consolidated
                                                      (Parent Company)   Subsidiaries  Subsidiaries     Adjustments         Total
                                                      ----------------   ------------  ------------     -----------         -----
       ASSETS
Current assets:

   Cash and cash equivalents...................      $    4,975      $     7,211     $    7,299     $                   $   19,485
   Accounts receivable, less allowance for ....
     doubtful accounts.........................          (1,950)         247,452         90,878                            336,380
   Inventory...................................                          121,579        120,343            (76)(b)         241,846
   Prepaid expenses and other current
     assets....................................          61,609           33,499         52,478            234 (b)         147,820
                                                    -----------      -----------     ----------     -----------      -------------
       Total current assets....................          64,634          409,741        270,998            158             745,531

Property and equipment, net....................           9,196          107,323        113,739           (556)(b)         229,702
Intangible assets, net.........................                          572,600        337,118                            909,718
Investment in subsidiaries.....................         958,901                                       (958,901)(a)
Other assets...................................         110,920           30,223         70,958                            212,101
                                                    -----------      -----------     ----------     -----------      -------------
       Total assets............................      $1,143,651      $ 1,119,887     $  792,813     $ (959,299)         $2,097,052
                                                    -----------      -----------     ----------     -----------      -------------
                                                    -----------      -----------     ----------     -----------      -------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt.............................      $   31,000      $     1,691     $    1,185     $                   $   33,876
   Short-term intercompany balances............         148,726         (150,403)         1,677
   Accounts payable............................           1,411           98,689         73,228                            173,328
   Accrued compensation........................           3,230           20,461         17,229                             40,920
   Other accrued liabilities...................          23,967           19,137         73,231                            116,335
                                                    -----------      -----------     ----------     -----------      -------------
       Total current liabilities...............         208,334          (10,425)       166,550                            364,459

Long-term debt.................................       1,190,604            4,634          2,622                          1,197,860
Other long-term liabilities and minority
  interests....................................          13,929            3,233            291                             17,453
Long-term intercompany balances................        (662,461)         259,187        403,371            (97)(b)
                                                    -----------      -----------     ----------     -----------      -------------
       Total liabilities.......................         750,406          256,629        572,834            (97)          1,579,772
                                                    -----------      -----------     ----------     -----------      -------------
Stockholders' equity:
   Common stock................................              37                                                                 37
   Additional paid-in capital..................         651,080          724,263        261,790       (958,901)(a)        678,232
   Accumulated other comprehensive loss........         (77,151)                        (65,647)                           (142,798)
   Retained earnings (accumulated deficit).....        (180,721)         138,995         23,836           (301)(b)         (18,191)
                                                    -----------      -----------     ----------     -----------      -------------
       Total stockholders' equity..............         393,245          863,258        219,979       (959,202)            517,280
                                                    -----------      -----------     ----------     -----------      -------------
       Total liabilities and stockholders'
         equity                                     $ 1,143,651      $ 1,119,887     $  792,813     $ (959,299)      $   2,097,052
                                                    -----------      -----------     ----------     -----------      -------------
                                                    -----------      -----------     ----------     -----------      -------------



                                                                                  April 25, 1998
                                                     -------------------------------------------------------------------------------
                                                         U.S. Office                      Non-
                                                      Products Company    Guarantor     Guarantor       Consolidating   Consolidated
                                                      (Parent Company)   Subsidiaries  Subsidiaries     Adjustments         Total
                                                      ----------------   ------------  ------------     -----------         -----
Total
       ASSETS
Current assets:
   Cash and cash equivalents................... $        19,684   $       15,743  $      16,594  $                   $      52,021
   Accounts receivable, less allowance for ....
     doubtful accounts.........................                          219,046         91,481                            310,527
   Inventory...................................                          118,553        110,248           (130)(b)         228,671
   Prepaid expenses and other current
     assets....................................          29,799           34,753         52,598                            117,150
                                                 --------------   --------------   ------------  --------------      -------------
       Total current assets....................          49,483          388,095        270,921           (130)            708,369

Property and equipment, net....................          11,441          101,671        116,103           (500)(b)         228,715
Intangible assets, net.........................                          567,010        356,014                            923,024
Investment in subsidiaries.....................       1,140,020                                     (1,140,020)(a)
Other assets...................................          97,683           30,334         66,684                            194,701
Net assets of discontinued operations:
   Amounts to become receivable upon the
     Distributions.............................         132,145                                                            132,145
   All other net assets........................                                         354,473                            354,473
                                                 --------------   --------------   ------------  --------------      -------------
       Total assets............................  $    1,430,772   $    1,087,110   $  1,164,195  $   (1,140,650)     $   2,541,427
                                                 --------------   --------------   ------------  --------------      -------------
                                                 --------------   --------------   ------------  --------------      -------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt.............................   $     365,000   $        1,859  $       1,368  $                   $     368,227
   Short-term intercompany balances............          66,027         (100,324)        34,297
   Accounts payable............................           2,303           85,712         74,703                            162,718
   Accrued compensation........................           4,218           20,918         17,877                             43,013
   Other accrued liabilities...................         (26,456)          60,113         47,988           (234) (b)         81,411
                                                 --------------   --------------   ------------  --------------      -------------
       Total current liabilities...............         411,092           68,278        176,233           (234)            655,369

Long-term debt.................................         373,750            5,083          3,341                            382,174
Other long-term liabilities and minority
  interests....................................          13,908            3,510            335                             17,753
Long-term intercompany balances................        (651,930)         195,242        456,785            (97) (b)
                                                 --------------   --------------   ------------  --------------      -------------
       Total liabilities.......................         146,820          272,113        636,694           (331)          1,055,296
                                                 --------------   --------------   ------------  --------------      -------------

Stockholders' equity:
   Common stock................................              33                                                                 33
   Additional paid-in capital..................       1,417,917          709,266        484,962     (1,140,020) (a)      1,472,125
   Accumulated other comprehensive loss........         (66,472)                        (46,331)                          (112,803)
   Retained earnings (accumulated deficit).....         (67,526)         105,731         88,870           (299) (b)        126,776
                                                 --------------   --------------   ------------  --------------      -------------
       Total stockholders' equity..............       1,283,952          814,997        527,501     (1,140,319)          1,486,131
                                                 --------------   --------------   ------------  --------------      -------------
       Total liabilities and stockholders'
         equity                                  $    1,430,772   $    1,087,110   $  1,164,195  $  (1,140,650)      $   2,541,427
                                                 --------------   --------------   ------------  --------------      -------------
                                                 --------------   --------------   ------------  --------------      -------------

Statements of Operations

                                                                          For the Three Months Ended October 24, 1998
                                                     -------------------------------------------------------------------------------
                                                         U.S. Office                      Non-
                                                      Products Company    Guarantor     Guarantor       Consolidating   Consolidated
                                                      (Parent Company)   Subsidiaries  Subsidiaries     Adjustments         Total
                                                      ----------------   ------------  ------------     -----------         -----

Revenues.......................................   $               $      491,013  $     195,225  $      (9,033)(c)   $     677,205
Cost of revenues...............................          (1,924)         367,045        136,064         (9,019)(c)         492,166
                                                 --------------   --------------   ------------  --------------      -------------
       Gross profit............................           1,924          123,968         59,161            (14)            185,039

Selling, general and administrative expenses...           7,917           93,622         49,131                            150,670
Amortization expense...........................             206            3,819          2,112                              6,137
Strategic Restructuring Plan costs.............
Operating restructuring costs..................                            1,179          2,290                              3,469
                                                 --------------   --------------   ------------  --------------      -------------
       Operating income (loss).................          (6,199)          25,348          5,628            (14)             24,763

Interest expense...............................          30,959          (11,290)         9,322                             28,991
Interest income................................             (40)            (364)           (56)                              (460)
Other  expense.................................               4              152          1,771                              1,927
                                                 --------------   --------------   ------------  --------------      -------------
Income (loss) before provision for (benefit from)
  income taxes ................................         (37,122)          36,850         (5,409)           (14)             (5,695)
Provision for (benefit from) income taxes......         (16,775)          16,362         (1,294)            (6)(c)          (1,713)
                                                 --------------   --------------   ------------  --------------      -------------
Net income (loss)..............................  $      (20,347)  $       20,488   $     (4,115) $          (8)      $      (3,982)
                                                 --------------   --------------   ------------  --------------      -------------
                                                 --------------   --------------   ------------  --------------      -------------

                                                                          For the Three Months Ended October 25, 1997
                                                     -------------------------------------------------------------------------------
                                                         U.S. Office                      Non-
                                                      Products Company    Guarantor     Guarantor       Consolidating   Consolidated
                                                      (Parent Company)   Subsidiaries  Subsidiaries     Adjustments         Total
                                                      ----------------   ------------  ------------     -----------         -----

Revenues.......................................   $               $      438,135  $     217,266  $      (6,061)(c)   $     649,340
Cost of revenues...............................            (329)         328,480        147,872         (5,939)(c)         470,084
                                                 --------------   --------------   ------------  --------------      -------------
       Gross profit............................             329          109,655         69,394           (122)            179,256

Selling, general and administrative expenses...           5,194           85,328         56,173            (20)(c)         146,675
Amortization expense...........................                            1,966          2,315                              4,281
Strategic Restructuring Plan costs.............
Operating restructuring costs..................
                                                 --------------   --------------   ------------  --------------      -------------
       Operating income (loss).................          (4,865)          22,361         10,906           (102)             28,300

Interest expense...............................           7,669           (1,806)         3,723                              9,586
Interest income................................           1,593           (1,595)          (544)                              (546)
Other  income..................................                           (4,743)          (391)                            (5,134)
                                                 --------------   --------------   ------------  --------------      -------------
Income (loss) from continuing operations
  before provision for (benefit from) income
  taxes........................................         (14,127)          30,505          8,118           (102)             24,394
Provision for (benefit from) income taxes......          (8,302)          16,524          3,446            (44)(c)         11,624
                                                 --------------   --------------   ------------  --------------      -------------
Income (loss) from continuing operations ......          (5,825)          13,981          4,672            (58)             12,770
Income from discontinued operations,
  net of income taxes..........................                                          11,428                             11,428
                                                 --------------   --------------   ------------  --------------      -------------
Net income (loss)..............................   $      (5,825)  $       13,981  $      16,100  $         (58)      $      24,198
                                                 --------------   --------------   ------------  --------------      -------------
                                                 --------------   --------------   ------------  --------------      -------------

Statements of Operations

                                             For the Six Months Ended October 24, 1998
                                                     -------------------------------------------------------------------------------
                                                         U.S. Office                      Non-
                                                      Products Company    Guarantor     Guarantor       Consolidating   Consolidated
                                                      (Parent Company)   Subsidiaries  Subsidiaries     Adjustments         Total
                                                      ----------------   ------------  ------------     -----------         -----

Revenues.......................................   $               $      951,470  $     394,559  $     (16,875) (c)  $   1,329,154
Cost of revenues...............................          (2,697)         711,693        274,290        (16,835) (c)        966,451
                                                 --------------   --------------   ------------  --------------      -------------
       Gross profit............................           2,697          239,777        120,269            (40)            362,703

Selling, general and administrative expenses...          15,983          182,151        101,369            (37) (c)        299,466
Amortization expense...........................             206            7,585          4,332                             12,123
Strategic Restructuring Plan costs.............          96,948              555                                            97,503
Operating restructuring costs..................                            7,495          4,700                             12,195
                                                 --------------   --------------   ------------  --------------      -------------
       Operating income (loss).................        (110,440)          41,991          9,868             (3)            (58,584)

Interest expense...............................          51,864          (21,581)        17,596                             47,879
Interest income................................             (92)            (528)          (207)                              (827)
Other expense..................................               4              309          1,204                              1,517
                                                 --------------   --------------   ------------  --------------      -------------
Income (loss) from continuing operations
  before provision for (benefit from) income
  taxes and extraordinary items................        (162,216)          63,791         (8,725)            (3)           (107,153)
Provision for (benefit from) income taxes......         (49,290)          30,527           (864)            (1) (c)        (19,628)
                                                 --------------   --------------   ------------  --------------      -------------
Income (loss) from continuing operations
  before extraordinary items  .................        (112,926)          33,264         (7,861)            (2)            (87,525)
Loss from discontinued operations,
  net of income taxes..........................                                          (1,294)                            (1,294)
                                                 --------------   --------------   ------------  --------------      -------------
Income (loss) before extraordinary items.......        (112,926)          33,264         (9,155)            (2)            (88,819)
Extraordinary items - loss on early
  termination of debt facilities, net of
  income taxes.................................             269                                                                269
                                                 --------------   --------------   ------------  --------------      -------------
Net income (loss)..............................   $    (113,195)  $       33,264  $      (9,155) $          (2)      $     (89,088)
                                                 --------------   --------------   ------------  --------------      -------------
                                                 --------------   --------------   ------------  --------------      -------------

                                                                          For the Six Months Ended October 25, 1997
                                                     -------------------------------------------------------------------------------
                                                         U.S. Office                      Non-
                                                      Products Company    Guarantor     Guarantor       Consolidating   Consolidated
                                                      (Parent Company)   Subsidiaries  Subsidiaries     Adjustments         Total
                                                      ----------------   ------------  ------------     -----------         -----

Revenues.......................................   $               $      828,511  $     444,316  $      (8,673) (c)  $   1,264,154
Cost of revenues...............................            (544)         619,666        303,480         (8,486) (c)        914,116
                                                 --------------   --------------   ------------  --------------      -------------
       Gross profit............................             544          208,845        140,836           (187)            350,038

Selling, general and administrative expenses...          10,063          163,370        116,153            (46) (c)        289,540
Amortization expense...........................                            3,821          4,575                              8,396
Strategic Restructuring Plan costs.............
Operating restructuring costs..................
                                                 --------------   --------------   ------------  --------------      -------------
       Operating income (loss).................          (9,519)          41,654         20,108           (141)             52,102

Interest expense...............................          14,329           (3,238)         6,962                             18,053
Interest income................................           2,429           (2,512)        (1,045)                            (1,128)
Other  income..................................          (1,085)          (4,935)          (497)                            (6,517)
Income (loss) from continuing operations
  before provision for (benefit from) income
  taxes and extraordinary items................         (25,192)          52,339         14,688           (141)             41,694
Provision for (benefit from) income taxes......         (12,762)          26,515          6,198            (62) (c)         19,889
                                                 --------------   --------------   ------------  --------------      -------------
Income (loss) from continuing operations.......         (12,430)          25,824          8,490            (79)             21,805
Income from discontinued operations,
  net of income taxes..........................                                          22,379                             22,379
                                                 --------------   --------------   ------------  --------------      -------------
Net income (loss)..............................   $     (12,430)  $       25,824  $      30,869  $         (79)      $      44,184
                                                 --------------   --------------   ------------  --------------      -------------
                                                 --------------   --------------   ------------  --------------      -------------

Statements of Cash Flows

                                                                          For the Six Months Ended October 24, 1998
                                                     ------------------------------------------------------------------------------
                                                         U.S. Office                      Non-
                                                      Products Company    Guarantor     Guarantor       Consolidating  Consolidated
                                                      (Parent Company)   Subsidiaries  Subsidiaries     Adjustments        Total
                                                      ----------------   ------------  ------------     -----------        -----

Cash flows from operating activities...........   $     (67,460)  $       37,197  $       8,379      $     (56)(d)    $   (21,940)
Cash flows from investing activities...........         (14,525)         (12,499)       (17,494)            56 (d)        (44,462)
Cash flows from financing activities...........          67,276          (33,230)        12,138                            46,184
Effect of exchange rates on cash and cash
  equivalents..................................                                             200                               200
Cash used in discontinued operations...........                                         (12,518)                          (12,518)
                                                 --------------   --------------   ------------       --------------   ------------
Net decrease in cash and cash
 equivalents...................................         (14,709)          (8,532)        (9,295)                          (32,536)
Cash and cash equivalents at beginning
  of period....................................          19,684           15,743         16,594                            52,021
                                                 --------------   --------------   ------------       --------------   ------------
Cash and cash equivalents at end of period.....   $       4,975   $        7,211  $       7,299     $                  $   19,485
                                                 --------------   --------------   ------------       --------------    -----------
                                                 --------------   --------------   ------------       --------------    -----------


                                                                          For the Six Months Ended October 25, 1997
                                                     -------------------------------------------------------------------------------
                                                       U.S. Office                        Non-
                                                    Products Company      Guarantor     Guarantor       Consolidating   Consolidated
                                                    (Parent Company)     Subsidiaries  Subsidiaries     Adjustments         Total
                                                    ----------------     ------------  ------------     -----------         -----

Cash flows from operating activities...........   $     (36,475)  $       36,388  $      19,883  $        (138) (d)  $      19,658
Cash flows from investing activities...........           2,375           (9,558)       (53,078)           235  (d)        (60,026)
Cash flows from  financing activities..........          41,263          (28,729)        34,261            (97) (d)         46,698
Effect of exchange rates on cash and cash
  equivalents..................................                                          (1,509)                            (1,509)
Cash used in discontinued operations...........                                          (5,547)                            (5,547)
                                                 --------------   --------------   ------------  --------------      -------------
Net increase (decrease) in cash and cash
  equivalents..................................           7,163           (1,899)        (5,990)                              (726)
Cash and cash equivalents at beginning
  of period....................................          13,210            7,758         23,058                             44,026
                                                 --------------   --------------   ------------  --------------      -------------
Cash and cash equivalents at end of period.....   $      20,373   $        5,859  $      17,068  $                   $      43,300
                                                 --------------   --------------   ------------  --------------      -------------
                                                 --------------   --------------   ------------  --------------      -------------

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

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (fiscal 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 (fiscal 1999 for the Company). SOP 98-1 provides guidance for accounting for the costs of computer software developed or obtained for internal use. Management of the Company anticipates that the adoption of SOP 98-1 will not have a significant effect on the Company's results of operations or its financial position.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to October 24, 1998 and through December 3, 1998, the Company has completed three business combinations for an aggregate cash purchase price of $10,060.

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

Capitalized terms used in the Management's Discussion and Analysis of Financial Condition and Results of Operations without separate definitions have the meaning given to them in Note 1 to the notes to the consolidated financial statements which appear elsewhere in the Quarterly Report on Form 10-Q.

Introduction

As a result of the completion of the Strategic Restructuring Plan in June 1998 (see Note 1 to the notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), the Company consists of three operating divisions: the North American Office Products Group, which includes office supplies, office furniture, and breakroom products and services (office coffee, beverage, and vending services) ("NAOPG"); Mail Boxes Etc. ("MBE"), which the Company acquired in November 1997; and the Company's operations in New Zealand and Australia (owned principally through Blue Star Group Limited). The Company also holds a 49% equity interest in Dudley Stationery Limited, a U.K. contract stationer. These businesses make up the Company's continuing operations. The NAOPG operates primarily in the United States; it also includes three coffee and beverage businesses located in Canada.

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

From its inception in 1994 through the end of the 1997 calendar year, the Company grew primarily through acquisitions. At the time it adopted the Strategic Restructuring Plan, the Company announced its intention to change its strategic focus and pursue increased revenues and profitability primarily through operating strategies intended to improve the efficiency of its existing businesses. The Company said it expected to reduce its acquisition volume significantly. The Company has acquired many fewer businesses since the start of the 1998 calendar year than it did during comparable periods of prior years. In addition, consistent with the Company's announced expectations, acquisitions have involved smaller businesses and have accounted for a much smaller percentage of the Company's revenue growth than in the past. In November 1998, the Company indicated that it intended to reduce future acquisitions even further than originally expected, in order to devote substantially all of its management attention and capital resources to the operation of its existing businesses. See "--Factors Affecting the Company's Business - Change in Strategic Focus and Growth Strategy" and "--Challenges of Business Integration and Consolidation" for a discussion of risks and uncertainties associated with these changes.

As a result of the Strategic Restructuring Plan and the Financing Transactions, the Company's reported results reflect substantially higher amortization and interest expense, and higher effective income tax rates, than in prior periods. Consistent with the Company's announced expectations at the time it adopted the Strategic Restructuring Plan, these increased expenses have significantly reduced the Company's reported net income and net income per share in fiscal 1999, as compared to prior periods. Rather than net income and net income per share, management believes that a more meaningful indication of the Company's performance is cash flows from operations and earnings before interest expense, provision for income taxes, depreciation expense, amortization expense, and restructuring costs ("EBITDA"). In focusing on improving the operations of its existing businesses, the Company is seeking to increase EBITDA both in absolute terms and as a percentage of revenues. For a discussion of the Company's plans to seek increases in EBITDA as a percentage of revenues, see "--Consolidated Results of Operations."

The Company derives approximately one-third of its revenues from operations in New Zealand and Australia. Consequently, the Company's results of operations, cash flows and financial position will continue to be affected by fluctuations in foreign currency exchange rates. The exchange rates for the New Zealand and Australian dollars, as compared to the U.S. dollar, have declined significantly since the beginning of fiscal 1998. See "--Liquidity and Capital Resources" and "--Factors Affecting the Company's Business -Fluctuations in the Value of the New Zealand and Australian Dollars."

Consistent with the objectives of the Strategic Restructuring Plan and as part of the Company's increased focus on operational matters, the Company is pursuing cost reduction measures including the elimination of duplicative facilities, the consolidation of certain operating functions, and the deployment of common information systems. In implementing these cost reduction measures, the Company has incurred, and will in the future incur, certain operating restructuring costs. In June 1998, the Company estimated that these operating restructuring costs would total $80-105 million, and the Company expressed an intention to record all of these charges, on a one-time basis, in the first quarter of the 1999 fiscal year. Upon review of formal plans to implement this operating restructuring, the Company's senior management concluded that the plans warranted further review and refinement before they could be approved and implemented. Accordingly, management approved only those operating restructuring plans that actually were being implemented during the first fiscal quarter. This represented a small portion of the expected total number of operating restructuring plans. The Company recorded an operating restructuring charge of approximately $8.7 million in the first quarter of fiscal 1999, reflecting the costs of the plans actually being implemented. Approximately $1.3 million of this amount reflected non-cash items.

In the second fiscal quarter of 1999, the Company recorded operating restructuring charges of approximately $3.5 million. During the second quarter, the Company initiated a broad cost-reduction effort, and it expects this effort to produce annualized cost savings of approximately $30-$36 million, of which approximately $10 million is expected to be realized in the last two quarters of the 1999 fiscal year. A majority of the restructuring charge recorded in the second fiscal quarter reflects the portion of the severance costs relating to employees who were notified during the second quarter that their positions were being eliminated. The remainder of the charges reflect costs associated with facility consolidations. Approximately $1.0 million of this amount reflects non-cash items.

Management now estimates that the Company will record a total of approximately $30-35 million of operating restructuring charges (including the $12.2 million recorded in the first two quarters of the 1999 fiscal year) during the 1999 and 2000 fiscal years. Management expects to record approximately $16 million of these charges in the second half of fiscal 1999, and the remaining amount in fiscal 2000. It is expected that approximately one-quarter of these charges will reflect non-cash items. These charges will include employee severance costs resulting from the expense reduction program that the Company initiated in the second quarter of the current fiscal year, costs associated with the establishment of District Fulfillment Centers ("DFCs") in Nashville, New Orleans, Austin, Portland, Los Angeles, and Milwaukee, and other costs associated with additional facility consolidation. (DFCs are centralized warehouses conducting operations that service geographic regions previously serviced by multiple facilities.) The total expected amount of operating restructuring charges is substantially less than the $80-$105 million originally estimated by management. The lower overall costs result primarily from management's decision to pursue the construction of substantially fewer new facilities to serve as DFCs than had been originally planned. Management believes that it can realize the cost reductions and efficiencies of its DFC strategy without building as many new facilities. The Company believes that many of its districts can consolidate operations and reduce expenses by reconfiguring and continuing to use certain existing facilities, rather than constructing new facilities. In light of this expectation, management has significantly reduced the amount of operating restructuring charges it expects the Company to incur in connection with the DFC program. Overall, management expects that the savings associated with the planned operating restructuring can be achieved with substantially less cost. See "--Consolidated Results of Operations" and "--Liquidity and Capital Resources."

The Company may incur additional restructuring charges in the future in connection with the consolidation of certain administrative and service functions now handled at multiple locations. Although the Company is studying additional strategies for reducing expenses and eliminating duplicative functions and facilities, no decisions have yet been made about any specific additional consolidation strategies. If any of these strategies are approved and implemented, any associated restructuring charges would be in addition to the $30-35 million related to plans that have already been approved.

Except where specifically noted, the discussion of financial condition and results of operations that appears below covers only the Company's continuing operations. For additional information about the results of discontinued operations, see Note 2 to the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The Company's financial condition and results of operations have changed dramatically from the Company's inception in October 1994 to October 24, 1998 as a result of the Company's aggressive acquisition program and the completion of the Strategic Restructuring Plan. The Company completed 238 business combinations (195 related to continuing operations and 43 related to discontinued operations) from its inception through the end of fiscal 1998, 54 of which were accounted for under the pooling-of-interests method (39 related to continuing operations and 15 related to discontinued operations). All 73 business combinations completed during fiscal 1998 were accounted for under the purchase method. Prior to the adoption of the Strategic Restructuring Plan, 22 of the fiscal 1998 business combinations had been accounted for under the pooling-of-interests method (12 related to continuing operations, including the acquisition of MBE, and 10 related to discontinued operations). Following adoption of the Strategic Restructuring Plan, the Company restated its historical consolidated financial statements to account for these 22 business combinations under the purchase method. The Company has completed an additional 16 business combinations, all of which were accounted for under the purchase method, during the six months ended October 24, 1998. The Company's consolidated financial statements give retroactive effect to the business combinations accounted for under the pooling-of-interests method during fiscal 1997 and 1996 and include the results of companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates.

Due to the Company's growth through acquisitions, year-to-year comparisons of the historical results of the Company's operations have been affected primarily by the addition of acquired companies. In most instances, dollar increases in the various revenue and expense components of the Company's results are due primarily to growth from acquisitions. However, the increases in interest expense are directly related to the increase in debt, and the interest rates associated with such debt, resulting from the completion of certain elements of the Strategic Restructuring Plan. Neither the magnitude nor the source of such year-to-year changes is necessarily indicative of changes that will occur in the future. As noted above, the Company's strategy is to focus on operational improvements and to significantly reduce its acquisition activity. The Company expects that the impact of acquisitions on the future results of the Company's continuing operations will decrease because the number and size companies that it acquires are likely to be much smaller, and the Company's existing operations are much larger, than in prior years.

Consolidated Results of Operations

    Three Months Ended October 24, 1998 Compared to Three Months Ended
     October 25, 1997

Consolidated revenues increased 4.3%, from $649.3 million for the three months ended October 25, 1997, to $677.2 million for the three months ended October 24, 1998. This increase was primarily due to acquisitions. Revenues for the three months ended October 24, 1998 include revenues from 53 companies acquired in business combinations accounted for under the purchase method after the beginning of the second quarter of fiscal 1998 (the "2Q Purchased Companies"). Revenues for the three months ended October 25, 1997 include revenues from ten of such 2Q Purchased Companies for a portion of such period. This increase was partially offset by a decline in international revenues as a result of the devaluation of the New Zealand and Australian dollars against the U.S. dollar (the "USD"). Because revenues generated in New Zealand and Australia contributed approximately one-third of the Company's consolidated revenues during this period, management estimates that currency devaluation had the effect of reducing the Company's increase in reported consolidated revenues (in U.S. dollar terms) by approximately 7.6%. On a pro forma basis, and assuming that the average exchange rates for the New Zealand and Australian dollars in the second fiscal quarter of 1998 were equal to the average exchange rates in the second quarter of fiscal 1999, revenues increased 1.3%. See "--Pro Forma Results of Operations."

International revenues decreased 10.1%, from $217.3 million, or 33.5% of consolidated revenues, for the three months ended October 25, 1997, to $195.2 million, or 28.8% of consolidated revenues, for the three months ended October 24, 1998. International revenues consisted primarily of revenues from New Zealand and Australia, with the balance from Canada. This decrease is due exclusively to the devaluation of the New Zealand and Australian dollars against the USD. The following table details the declines in the average exchanges rates of the New Zealand and Australian dollars versus the USD for the three months ended October 24, 1998 and October 25, 1997:



                      Average Exchange Rates
                    for the Three Months Ended
                    ---------------------------
                     October 24,  October 25,
                        1998         1997        Decline
                    -----------   -----------  -----------
New Zealand dollar      $.51         $.64         $(.13)
Australian dollar       $.60         $.73         $(.13)


International revenues in New Zealand and Australia, calculated in their local currencies, increased 12.6% for the three months ended October 24, 1998, as compared to the three months ended October 25, 1997. This increase was due primarily to the inclusion, in the revenues for the three months ended October 24, 1998, of revenues from 23 companies that were acquired in business combinations accounted for under the purchase method after the beginning of the second quarter of fiscal 1998. Revenues from two such companies were included in revenues for a portion of the three months ended October 25, 1997.

Gross profit increased 3.2%, from $179.3 million for the three months ended October 25, 1997, to $185.0 million for the three months ended October 24, 1998. The increase in gross profit is directly related to the increase in revenues. As a percentage of revenues, gross profit decreased from 27.6% for the three months ended October 25, 1997, to 27.3% for the three months ended October 24, 1998. The Company believes that the decline in gross profit as a percentage of revenues is the result of a number of factors, including: (i) certain merchandising changes included in the Company's 1998 office products catalog, which the Company distributed to customers in January 1998, that the Company believes had a negative impact on the overall profitability of customer orders;
(ii) a slight change in product mix (an increase in furniture sales, which typically carry a lower gross profit margin than other products that the Company sells); (iii) significant competitive pressures on portions of the Company's technology business in New Zealand; (iv) a slight change in account mix at some of the Company's NAOPG operating units, with some lower margin accounts replacing higher margin business; and (v) the increased cost of importing certain inventory into New Zealand, as a result of the decline in the value of the New Zealand dollar. Late in the first fiscal quarter of this year, the Company began to implement measures that it believes address the factors that have been responsible for the majority of the declines in gross margin. These include making changes in merchandising decisions for the Company's 1999 office products catalog, which was distributed to customers in late September and October of 1998, reviewing and revising purchasing programs with vendors and wholesalers, providing managers and sales associates with increased incentives to improve overall customer account profitability, and implementing operational programs designed to help operating units achieve higher gross margins. Although the Company cannot yet assess the effectiveness of such measures, the decline in gross profit, as a percentage of revenues, was less in the second quarter than the decline than occurred in the first quarter, and substantially less than the decline that occurred in the fourth quarter of last fiscal year. Management expects that its corrective actions will lead to improved gross margins in the future, although gross margins are affected in part by circumstances beyond management's control (including the factors described under "--Factors Affecting the Company's Business" below) and there can be no assurances of the timing or magnitude of such improvements, or whether they will be realized at all. Gross margin improvement efforts could be offset in whole or in part by further declines in the value of the New Zealand dollar, continued competitive pressures in the technology business in New Zealand, increasing price competition in the United States, and other factors discussed below under "--Factors Affecting the Company's Business."

Selling, general and administrative expenses increased 2.7%, from $146.7 million for the three months ended October 25, 1997, to $150.7 million for the three months ended October 24, 1998, primarily due to the increase in revenues. Selling, general and administrative expenses as a percentage of revenues decreased from 22.6% for the three months ended October 25, 1997, to 22.2% for the three months ended October 24, 1998. The decrease in selling, general and administrative expenses as a percentage of revenues was due to several factors, including (i) elimination of some expenses through the consolidation of certain redundant facilities and job functions; and (ii) reductions in the costs of many general and administrative expenses incurred by the Company through the negotiation of national or other large-scale contracts with the providers of certain services affecting these general and administrative expenses.

Amortization expense increased 43.4%, from $4.3 million for the three months ended October 25, 1997, to $6.1 million for the three months ended October 24, 1998. This increase is due exclusively to the amortization of intangible assets recorded in conjunction with the 53 business combinations, accounted for under the purchase method, completed since the beginning of the fiscal 1998.

EBITDA increased from $42.0 million, for the three months ended October 25, 1997, to $43.4 million, for the three months ended October 24, 1998. EBITDA as a percentage of revenues decreased from 6.5% for the three months ended October 25, 1997, to 6.4% for the three months ended October 24, 1998. EBITDA represents earnings before interest, income taxes, depreciation, amortization, Strategic Restructuring Plan costs, operating restructuring costs and extraordinary items. EBITDA is provided because it is a measure commonly used by analysts and investors to determine a company's ability to incur and service debt. EBITDA is not a measurement of performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

The Company recorded operating restructuring costs of approximately $3.5 million during the three months ended October 24, 1998. See "--Introduction" for a complete discussion of operating restructuring charges.

Interest expense, net of interest income, increased 215.6%, from $9.0 million for the three months ended October 25, 1997, to $28.5 million for the three months ended October 24, 1998. This increase is due primarily to the completion of the Strategic Restructuring Plan and the Financing Transactions in June 1998. This resulted from a significant increase in both the amount of debt outstanding and the average interest rate related to such debt. At October 24, 1998, the Company had total debt outstanding of approximately $1,231.7 million at an average interest rate of approximately 9.2%.

Other income decreased from income of $5.1 million for the three months ended October 25, 1997, to expense of $1.9 million for the three months ended October 24, 1998. Other income includes the Company's 49% share of the net income of Dudley, in which the Company has a 49% equity investment, and miscellaneous other income and expense items. The decrease is due primarily to the recording of a $4.7 million marketing fee earned in conjunction with providing a license to use a list of the Company's customers in the United States during the three months ended October 25, 1997 versus the recognition of a $2.5 million loss on the sale of a business in New Zealand during the three months ended October 24, 1998.

Provision for income taxes changed from an income tax provision of $11.6 million for the three months ended October 25, 1997 to an income tax benefit of $1.7 million for the three months ended October 24, 1998, reflecting an effective income tax rate of 47.7% and an effective income tax benefit rate of 30.1%, respectively. The provision for income taxes for the three month period ended October 25, 1997 reflects the recording of an income tax provision at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. In addition, the effective tax rate was increased to reflect non-deductible goodwill amortization expense. The benefit from income taxes for the three months ended October 24, 1998 reflects the net impact of (i) an income tax provision of 90.0% on the results from continuing operations, excluding the operating restructuring costs and loss on the sale of the business in New Zealand; and (ii) an income tax benefit on the operating restructuring costs ($3.5 million) and the loss on the sale of a businesses in New Zealand ($2.5 million), as the Company believes that such costs will be deductible for income tax purposes. The 90.0% effective tax rate discussed above reflects the recording of an income tax provision at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective tax rate was increased to reflect the incurrence of non-deductible goodwill amortization expense. The effective tax rate is substantially higher in the current quarter than it was in the second quarter of last year because the Company has substantially more non-deductible goodwill and substantially less reported net income. As a result, the Company's tax provision represents a higher percentage of reported net income (since the statutory rate is applied to the sum of net income and non-deductible goodwill).

Although Note 6 of the notes to the Company's consolidated financial statements indicates that, on a pro forma basis, the Company would have had a net loss of $3.6 million from continuing operations before extraordinary items for the three months ended October 24, 1998, the Company had pro forma EBITDA for such period of $43.5 million, which was significantly greater than the pro forma interest expense of $27.9 million. The pro forma loss for the three months ended October 24, 1998 included approximately $3.5 million in one-time operating restructuring charges and a $2.5 million loss on the sale of a business in New Zealand which in the aggregate, net of the related benefits from income taxes, totaled $4.0 million. See "--Liquidity and Capital Resources" and "--Factors Affecting the Company's Business" for a discussion of the Company's ability to meet its debt service obligations.

Income from discontinued operations was $11.4 million for the three months ended October 25, 1997. There was no income from discontinued operations included in the Company's consolidated financial statements for the three months ended October 24, 1998, as the Distributions were completed on June 9, 1998. Therefore, the results of the Spin-Off Companies were not included in the Company's consolidated statement of operations during the three months ended October 24, 1998. See Note 2 of the notes to the Company's consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.

    Six Months Ended October 24, 1998 Compared to Six Months Ended
     October 25, 1997

Consolidated revenues increased 5.1%, from $1,264.2 million for the six months ended October 25, 1997, to $1,329.2 million for the six months ended October 24, 1998. This increase was primarily due to acquisitions. Revenues for the six months ended October 24, 1998 include revenues from 67 companies acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of fiscal 1998 (the "Purchased Companies"). Revenues for the six months ended October 25, 1997 include revenues from 24 of such Purchased Companies for a portion of such period. This increase was partially offset by a decline in international revenues as a result of the devaluation of the New Zealand and Australian dollars against the USD. Because revenues generated in New Zealand and Australia contributed approximately one-third of the Company's consolidated revenues during this period, management estimates that currency devaluation had the effect of reducing the Company's increase in reported consolidated revenues (in U.S. dollar terms) by approximately 8.3%. On a pro forma basis, and assuming that the average exchange rates for the New Zealand and Australian dollars in the first two quarters of fiscal 1998 were equal to the average exchange rates in the first two quarters of fiscal 1999, revenues increased 2.2%. See "--Pro Forma Results of Operations."

International revenues decreased 11.2%, from $444.3 million, or 35.1% of consolidated revenues, for the six months ended October 25, 1997, to $394.6 million, or 29.7% of consolidated revenues, for the six months ended October 24, 1998. This decrease is due exclusively to the devaluation of the New Zealand and Australian dollars against the USD. The following table details the declines in the average exchange rates of the New Zealand and Australian dollars versus the USD for the six months ended October 24, 1998 and October 25, 1997:




                      Average Exchange Rates
                    for the Three Months Ended
                    ---------------------------
                     October 24,  October 25,
                        1998         1997        Decline
                    -----------   -----------  -----------
New Zealand dollar      $.52         $.66         $(.14)
Australian dollar       $.62         $.74         $(.12)


International revenues in New Zealand and Australia, calculated in their local currencies, increased 12.5% for the six months ended October 24, 1998, as compared to the six months ended October 25, 1997. This increase was due primarily to the inclusion, in the revenues for the six months ended October 24, 1998, of revenues from 28 companies that were acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of fiscal 1998. Revenues from seven such companies were included in revenues for a portion of the six months ended October 25, 1997.

Gross profit increased 3.6%, from $350.0 million for the six months ended October 25, 1997, to $362.7 million for the six months ended October 24, 1998. The increase in gross profit is directly related to the increase in revenues. As a percentage of revenues, gross profit decreased from 27.7% for the six months ended October 25, 1997, to 27.3% for the six months ended October 24, 1998. For a discussion of factors that the Company believes have caused gross margins to decline, as well as steps the Company has taken to address these issues and the Company's expectations regarding future gross margin trends, see "--Consolidated Results of Operations - Three Months Ended October 24, 1998 as Compared to Three Months Ended October 25, 1997."

Selling, general and administrative expenses increased 3.4%, from $289.5 million for the six months ended October 25, 1997, to $299.5 million for the six months ended October 24, 1998, primarily due to the increase in revenues. Selling, general and administrative expenses as a percentage of revenues decreased from 22.9% for the six months ended October 25, 1997, to 22.5% for the six months ended October 24, 1998. The decrease in selling, general and administrative expenses as a percentage of revenues was due to several factors, including (i) elimination of some expenses through the consolidation of certain redundant facilities and job functions; and (ii) reductions in the costs of many general and administrative expenses incurred by the Company through the negotiation of national or other large-scale contracts with the providers of certain services affecting these general and administrative expenses.

Amortization expense increased 44.3%, from $8.4 million for the six months ended October 25, 1997, to $12.1 million for the six months ended October 24, 1998. This increase is due exclusively to the amortization of intangible assets recorded in conjunction with the 67 business combinations, accounted for under the purchase method, completed since the beginning of the fiscal 1998.

EBITDA increased from $79.3 million, for the six months ended October 25, 1997, to $80.9 million, for the six months ended October 24, 1998. EBITDA as a percentage of revenues decreased from 6.3% for the six months ended October 25, 1997, to 6.1% for the six months ended October 24, 1998.

In conjunction with the completion of the Strategic Restructuring Plan, the Company incurred non-recurring costs from continuing operations of approximately $97.5 million, $70.4 million of which were non-cash. In addition, approximately $11.7 million in such costs were incurred by the Spin-Off Companies and were included in results of discontinued operations. The Strategic Restructuring Plan costs related to continuing operations consisted of: (i) compensation expense of approximately $50.8 million ($49.9 million of which was non-cash) related to the difference between the exercise prices of employee stock options underlying shares that were accepted in the Equity Tender and the $108.00 per share ($27.00 per share prior to the Reverse Stock Split) purchase price in the Equity Tender;
(ii) professional fees (including accounting, legal, investment banking and printing fees) of approximately $26.2 million; and (iii) a non-cash expense of approximately $20.5 million resulting from the issuance of 301,646 incremental shares of common stock (with a market value of $67.75 per share on the date of issuance) related to the temporary, effective reduction in the conversion price of the 2001 Notes from $76.00 to $64.68 per share ($19.00 and $16.17 per share prior to the Reverse Stock Split) on approximately $131.0, principal amount, of the 2001 Notes, which the Company made as part of the exchange offer for the 2001 Notes. For a description of the Strategic Restructuring Plan and the Financing Transactions, see Note 1 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The Company recorded operating restructuring costs of $12.2 million during the six months ended October 24, 1998, related to the approval and commencement of restructuring plans at a limited number of operating locations.
See "--Introduction" for a complete discussion of operating restructuring charges.

Interest expense, net of interest income, increased 178.0%, from $16.9 million for the six months ended October 25, 1997, to $47.1 million for the six months ended October 24, 1998. This increase is due primarily to the completion of the Strategic Restructuring Plan and the Financing Transactions in June 1998. This resulted in a significant increase in both the amount of debt outstanding and the average interest rate related to such debt.

The Company expects that interest expense will be higher in second half of fiscal 1999 than in the six months ended October 24, 1998, as the impact of the increased debt resulting from the completion of the Strategic Restructuring Plan and the Financing Transactions was only included in the results for the six months ended October 24, 1998 for approximately 75% of the period. Although Note 6 of the Notes to the Company's consolidated financial statements indicates that, on a pro forma basis, the Company would have had a net loss of $8.9 million from continuing operations before extraordinary items for the six months ended October 24, 1998, the Company had pro forma EBITDA for such period of $82.0 million, which was significantly greater than the pro forma interest expense of $58.0 million. The pro forma loss for the six months ended October 24, 1998 included approximately $12.2 million in one-time operating restructuring charges and a $2.5 million loss on the sale of a business in New Zealand, which in the aggregate, net of the benefits from income taxes, totaled $9.6 million. See "--Liquidity and Capital Resources" and "--Factors Affecting the Company's Business" for a discussion of the Company's ability to meet its debt service obligations.

Other income decreased from income of $6.5 million for the six months ended October 25, 1997, to expense of $1.5 million for the six months ended October 24, 1998. The decrease is due primarily to the recording of a gain on the sale of an investment and a marketing fee earned in conjunction with providing a license to use a list of the Company's customers during the six months ended October 25, 1997 versus the recognition of a loss on the sale of a business in New Zealand during the six months ended October 24, 1998.

Provision for income taxes changed from an income tax provision of $19.9 million for the six months ended October 25, 1997 to an income tax benefit of $19.6 million for the six months ended October 24, 1998, reflecting an effective income tax rate of 47.7% and an effective income tax benefit rate of 18.3%, respectively. The provision for income taxes for the six month period ended October 25, 1997 reflects the recording of an income tax provision at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. In addition, the effective tax rate was increased to reflect non-deductible goodwill amortization expense. The benefit from income taxes for the six months ended October 24, 1998 reflects the net impact of (i) an income tax provision of 66.5% on the results from continuing operations, excluding the aggregate $112.2 million of Strategic Restructuring Plan costs, operating restructuring costs and the loss on the sale of a business in New Zealand; and
(ii) an income tax benefit on approximately half of the aggregate $114.7 million of Strategic Restructuring Plan costs ($97.5 million), operating restructuring costs ($12.2 million) and the loss on the sale of the business in New Zealand ($2.5 million), as the Company believes that approximately half of such costs will be deductible for income tax purposes. The 66.5% effective tax rate discussed above reflects the recording of an income tax provision at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective tax rate was also increased to reflect the incurrence of non-deductible goodwill amortization expense. The effective tax rate is substantially higher in the current quarter than it was in the second quarter of last year because the Company has substantially more non-deductible goodwill and substantially less reported net income. As a result, the Company's tax provision represents a higher percentage of reported net income (since the statutory rate is applied to the sum of net income and non-deductible goodwill). Income from discontinued operations changed from income of $22.4 million for the six months ended October 25, 1997, to a loss of $1.3 million for the six months ended October 24, 1998. See Note 2 of the Notes to Company's consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.

The extraordinary loss, net of income taxes, of $269,000 represents the aggregate of several extraordinary items, all of which involve indebtedness that the Company either repaid or converted into equity in connection with the Strategic Restructuring Plan and the Financing Transactions. The primary components of this extraordinary loss are: (i) the pre-tax non-cash write-offs of $5.2 million, $4.7 million and $2.9 million of debt issue costs incurred in conjunction with the issuance of the 2003 Notes, the former credit facility and the issuance of the 2001 Notes, respectively; and (ii) a pre-tax gain of $12.2 million related to the early extinguishment of $222.2 million of 2003 Notes at a purchase price of 94.5% of the principal amount. See "--Introduction."

Pro Forma Results of Operations - Exchange Rate Adjusted

The following presents the unaudited quarterly pro forma results of operations of the Company by operating division for the first six months of fiscal 1999 and 1998 and the unaudited quarterly exchange rate adjusted pro form results of operations of the Company by operating division for the first six months of fiscal 1998. The pro forma financial information represents the results of the Company as if the Strategic Restructuring Plan, the Financing Transactions and all of the purchase acquisitions related to continuing operations completed after the beginning of fiscal 1998 had been completed on the first day of fiscal 1998. The exchange rate adjusted pro forma results of operations for fiscal 1998 reflect the financial results for the Blue Star Group during the first and second quarters of fiscal 1998 converted to USD using the average currency exchange rates from the first and second quarters of fiscal 1999, respectively, rather than the average currency exchange rates for the first and second quarters of fiscal 1998. The inclusion of exchange rate adjusted data has been made to permit a comparison of the performance of the Company's business, excluding the impact of currency fluctuation, which is beyond the Company's control. This adjustment is not intended to suggest that currency fluctuation does not have a real cost to, or impact on, the Company. However, the impact of currency fluctuation can distort or obscure the Company's true operating performance.



                                            Fiscal 1999 Pro Forma Results
                                    ---------------------------------------------
                                        First         Second          Six Month
                                       Quarter        Quarter           Total
                                    ------------    ------------    -------------
Consolidated:
   Revenues ....................    $   662,831     $   679,055     $ 1,341,886
   Operating income before
    restructuring costs ........         23,464          28,306          51,770
   EBITDA before
    restructuring costs ........         38,456          43,518          81,974

NAOPG:
   Revenues ....................        449,701         467,851         917,552
   Operating income before
    restructuring costs ........         18,183          21,334          39,517
   EBITDA before
    restructuring costs ........         25,110          28,709          53,819

Blue Star Group:
   Revenues ....................        197,684         192,860         390,544
   Operating income before
    restructuring costs ........          6,529           7,780          14,309
   EBITDA before
    restructuring costs ........         12,625          13,555          26,180
   Average exchange rates ......            .53             .51             .52

Mail Boxes Etc.:
   Revenues ....................         15,446          18,344          33,790
   Operating income before
    restructuring costs ........          3,415           3,579           6,994
   EBITDA before
    restructuring costs ........          5,288           5,507          10,795

Parent Company:
   Revenues
   Operating loss before
    restructuring costs ........         (4,663)         (4,387)         (9,050)
   EBITDA before
    restructuring costs ........         (4,567)         (4,253)         (8,820)




                                                Fiscal 1998 Pro Forma Results
                                        ---------------------------------------------
                                           First          Second         Six Month
                                          Quarter         Quarter          Total
                                        ------------    ------------   -------------
Consolidated:
   Pro forma:
     Revenues ........................   $   699,131    $   718,554    $ 1,417,685
     Operating income ................        31,507         33,220         64,727
     EBITDA ..........................        48,904         50,401         99,305
   Pro forma - Exchange rate adjusted:
     Revenues ........................       643,071        670,166      1,313,237
     Operating income ................        29,045         30,758         59,803
     EBITDA ..........................        44,677         46,384         91,061

NAOPG:
   Pro forma:
     Revenues ........................       427,070        461,170        888,240
     Operating income ................        20,784         24,004         44,788
     EBITDA ..........................        27,342         30,768         58,110

Blue Star Group:
   Pro forma:
     Revenues ........................       256,382        238,838        495,220
     Operating income ................        11,262         12,149         23,411
     EBITDA ..........................        19,331         19,831         39,162
     Average exchange rates ..........           .68            .64            .66
   Pro forma - Exchange rate adjusted:
     Revenues ........................       200,322        190,450        390,772
     Operating income ................         8,800          9,687         18,487
     EBITDA ..........................        15,104         15,814         30,918
     Average exchange rates ..........           .53            .51            .52

Mail Boxes Etc.:
   Pro forma:
     Revenues ........................        15,679         18,546         34,225
     Operating income ................         2,805          1,865          4,670
     EBITDA ..........................         4,595          3,605          8,200

Parent Company:
   Pro forma:
     Revenues
     Operating income ................        (3,344)        (4,798)        (8,142)
     EBITDA ..........................        (2,364)        (3,803)        (6,167)



For the three months ended October 24, 1998, pro forma consolidated revenues increased $8.9 million or 1.3% over the exchange rate adjusted pro forma consolidated revenues for the three months ended October 25, 1997. Pro forma revenues for the three months ended October 24, 1998 increased 1.4% and 1.3% at NAOPG and Blue Star Group, respectively, and declined 1.1% at MBE, over pro forma revenues (exchange rate adjusted in the case of Blue Star Group) for the three months ended October 25, 1997.

For the six months ended October 24, 1998, pro forma consolidated revenues increased $28.6 million or 2.2% over the exchange rate adjusted pro forma consolidated revenues for the six months ended October 25, 1997. Pro forma revenues for the six months ended October 24, 1998 increased 3.3% at NAOPG and declined .1% and 1.3% at Blue Star Group and MBE, respectively, over pro forma revenues (exchange rate adjusted in the case of Blue Star Group) for the six months ended October 25, 1997.

The decline in revenues at MBE is due primarily to a decline in franchisee fee revenue due to a fewer number of domestic franchises sold in the second quarter and first six months of fiscal 1999 versus the second quarter and first six months of fiscal 1998. See "--Consolidated Results of Operations" for an explanation of the changes in revenues at NAOPG and Blue Star Group.

For the three months ended October 24, 1998, pro forma consolidated EBITDA declined $2.9 million or 6.2% over the exchange rate adjusted pro forma consolidated EBITDA for the three months ended October 25, 1997. Pro forma EBITDA for the three months ended October 24, 1998 increased 52.8% at MBE and declined 6.7% and 14.3% at NAOPG and Blue Star Group, respectively, over pro forma EBITDA (exchange rate adjusted in the case of Blue Star Group) for the three months ended October 25, 1997.

For the six months ended October 24, 1998, pro forma consolidated EBITDA declined $9.1 million or 10.0% over the exchange rate adjusted pro forma consolidated EBITDA for the six months ended October 25, 1997. Pro forma EBITDA for the six months ended October 24, 1998 increased 31.6% at MBE and declined 7.4% and 15.3% at NAOPG and Blue Star Group, respectively, over pro forma EBITDA (exchange rate adjusted in the case of Blue Star Group) for the six months ended October 25, 1997.

The increase in EBITDA at MBE is due primarily to the impact of the United Parcel Service strike during the second quarter of fiscal 1998, which had the impact of significantly reducing fiscal 1998 EBITDA. See "--Consolidated Results of Operations" for an explanation of the changes in EBITDA at NAOPG and Blue Star Group.

Historical Divisional Results of Operations

The following presents the unaudited quarterly results of operations of the Company by operating division for the first six months of fiscal 1999 and 1998.



                                  Fiscal 1999 Historical Results
                             ---------------------------------------
                                First        Second     Six Month
                               Quarter       Quarter      Total
                             ------------ ------------ -------------
Consolidated:
   Revenues ..............   $  651,949   $  677,205   $1,329,154
   Operating income before
    restructuring costs ..       22,882       28,232       51,114
   EBITDA before
    restructuring costs ..       37,500       43,383       80,883

NAOPG:
   Revenues ..............      440,212      466,481      906,693
   Operating income before
    restructuring costs ..       17,702       21,298       39,000
   EBITDA before
    restructuring costs ..       24,268       28,615       52,883

Blue Star Group:
   Revenues ..............      196,291      192,380      388,671
   Operating income before
    restructuring costs ..        6,428        7,742       14,170
   EBITDA before
    restructuring costs ..       12,511       13,514       26,025




                                  Fiscal 1999 Historical Results
                             ---------------------------------------
                                First        Second     Six Month
                               Quarter       Quarter      Total
                             ------------ ------------ -------------
Mail Boxes Etc.:
   Revenues ..............   $ 15,446    $ 18,344    $ 33,790
   Operating income before
    restructuring costs ..      3,415       3,579       6,994
   EBITDA before
    restructuring costs ..      5,288       5,507      10,795

Parent Company:
   Revenues
   Operating loss before
    restructuring costs ..     (4,663)     (4,387)     (9,050)
   EBITDA before
    restructuring costs ..     (4,567)     (4,253)     (8,820)




                                  Fiscal 1998 Historical Results
                             ---------------------------------------
                                First        Second     Six Month
                               Quarter       Quarter      Total
                             ------------ ------------ -------------
Consolidated:
   Revenues .......          $   614,814    $   649,340    $ 1,264,154
   Operating income               23,802         28,300         52,102
   EBITDA .........               37,296         42,013         79,309

NAOPG:
   Revenues .......              390,655        435,057        825,712
   Operating income               18,309         22,635         40,944
   EBITDA .........               23,786         28,546         52,332

Blue Star Group:
   Revenues .......              224,159        214,283        438,442
   Operating income                8,837         10,463         19,300
   EBITDA .........               15,874         17,270         33,144

Parent Company:
   Revenues
   Operating loss .....           (3,344)        (4,798)        (8,142)
   EBITDA .............           (2,364)        (3,803)        (6,167)


Historical results for the first and second quarters of fiscal 1998 were not included for MBE since MBE was not acquired by the Company until the third quarter of fiscal 1998.

Liquidity and Capital Resources

At October 24, 1998, the Company had cash of $19.5 million and working capital of $381.1 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at October 24, 1998, was approximately $1.7 billion.

In June 1998, the Company completed the Strategic Restructuring Plan. See Note 1 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The Company financed the aggregate cost of purchasing shares in the Equity Tender, repurchasing $222.2 million of the 2003 Notes, and repaying its former credit facility with the proceeds of the Equity Investment, the net proceeds from the sale and issuance of the 2008 Notes and borrowings under the Credit Facility. The Company also incurred significant transaction (including financing) costs and expenses. See "--Consolidated Results of Operations." In connection with the completion of the Strategic Restructuring Plan, the Company incurred approximately $400.0 million of additional indebtedness, and the weighted average annual interest rate on all outstanding indebtedness increased from approximately 6.8% prior to completion of the Strategic Restructuring Plan to approximately 9.2% after completion of the Strategic Restructuring Plan.

At October 24, 1998, the Company had $806.0 million outstanding under its Credit Facility. Under the terms of the current financial covenants, which include restrictions based upon pro forma EBITDA, as of October 24, 1998, the Company had the ability to draw down up to approximately an additional $40.0 million under its Credit Facility. Additional pro forma EBITDA, through operating improvements or acquisitions, would increase borrowing availability under the Credit Facility. While the Company does not currently anticipate that it will violate the financial covenants contained in the Credit Facility, if EBITDA for fiscal 1999 falls short of management's current expectations, the Company could violate its financial covenants unless it is able to reduce its total indebtedness significantly. See "--Factors Affecting the Company's Business--Substantial Leverage; Ability to Service Debt." The Company's retail operations in New Zealand, Australia, and California typically earn the vast majority of their profits during the Christmas holiday shopping period, and the results of these operations will have a significant impact on the Company's EBITDA in the third quarter of the 1999 fiscal year, which ends on January 24, 1999.

Upon completion of the Strategic Restructuring Plan, the Company terminated and repaid the balance outstanding under its former $500.0 million credit facility and entered into the Credit Facility. The Credit Facility provides for an aggregate principal amount of $1,225.0 million, consisting of (i) a seven-year multi-draw term loan facility totaling $200.0 million, (ii) a seven-year revolving credit facility totaling $250.0 million, (iii) a seven-year term loan facility totaling $100.0 million, and (iv) an eight-year term loan facility totaling $675.0 million. In connection with the completion of the Strategic Restructuring Plan and the Financing Transactions, the Company borrowed the full amount of the two single-draw term loan facilities. The multi-draw facility and the revolving facility remain available for future borrowings. Interest rates on such borrowings bear interest, at the Company's option, at the lending bank's base rate plus an applicable margin of up to 1.50%, or a eurodollar rate plus an applicable margin of up to 2.50%. The Company's obligations under the Credit Facility are guaranteed by its present domestic subsidiaries; future material domestic subsidiaries will also be required to guarantee these obligations. The Credit Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries; future material domestic subsidiaries also will be required to pledge their assets as security. The Company was required to enter into arrangements to ensure that the effective interest rate paid by the Company on at least 50% of the aggregate amount outstanding under the Credit Facility and the 2008 Notes was at a fixed rate of interest. As a result, the Company has entered into interest rate swap arrangements to limit the LIBOR-based interest rate exposure on $500.0 million of the outstanding balance under the Credit Facility to rates ranging from 5.7% to 6.0%. The interest rate swap agreements expire over a period ranging from 2001 to 2003. As a result of these swap agreements (and including the fixed-rate 2008 Notes), the Company has fixed the interest rates on $900 million (73%) of the long-term debt outstanding at October 24, 1998.

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

During the six months ended October 24, 1998, the New Zealand and Australian dollars weakened against the USD. The New Zealand exchange rate decreased from U.S. $.56 at April 25, 1998 to U.S. $.53 at October 24, 1998. The Australian exchange rate decreased from U.S. $.65 at April 25, 1998 to U.S. $.62 at October 24, 1998. This resulted in a reduction in stockholders' equity, through a cumulative translation adjustment, of approximately $30.6 million, reflecting the impact of the declining exchange rate on the Company's investments in its New Zealand and Australian subsidiaries. In addition, the devaluation has adversely affected the return on the Company's investment in its New Zealand and Australian operations. The Company cannot predict whether exchange rates will increase or decline in the future. The New Zealand exchange rate increased from U.S. $.52 at July 25, 1998 to US $.53 at October 24, 1998. On December 3, 1998,
the New Zealand exchange rate was U.S. $.53. During this period, the Australian exchange rate has been relatively flat. If the exchange rates were to stabilize at current levels or were to decline further, the Company's return on assets and equity from its New Zealand and Australian operations will continue to be depressed. See "--Factors Affecting the Company's Business - Fluctuations in the Value of the New Zealand and Australian Dollars."

As a result of the Company's increased indebtedness, a portion of the cash flows from the Company's international operations will be required to service debt and interest payments. The Company expects that it will incur additional costs with respect to accessing cash flows from international operations including such items as New Zealand and Australian withholding and other taxes and foreign currency hedging costs. During the six months ended October 24, 1998, the Company entered into foreign currency forward contracts against (i) the New Zealand dollar with an aggregate notional amount of approximately $30.0 million expiring in January through April 1999; and (ii) the Australian dollar with an aggregate notional amount of approximately $3.5 million expiring in January 1999. The effect of these foreign currency forward contracts is to limit the foreign currency exposure on (i) approximately $30.0 million of the Company's net investment in its New Zealand subsidiary at rates of U.S. $.48 to U.S. $.51; and (ii) approximately $3.5 million of the Company's net investment in its Australian subsidiary at a rate of U.S. $.60. See "--Factors Affecting the Company's Business - Fluctuations in the Value of the New Zealand and Australian Dollars."

The Company anticipates its cash on hand, cash flows from operations and borrowings available from the Credit Facility will be sufficient to meet its liquidity requirements for its operations, capital expenditures and additional debt service obligations for the remainder of the fiscal year. The Company does not currently anticipate that any possible restructuring costs related to the Company's planned cost reduction measures, coupled with the expected effects of such cost reduction measures, would have a material adverse effect on the Company's liquidity or cash flows. See "--Introduction," "--Factors Affecting the Company's Business - Changes in Strategic Focus and Business and Growth Strategies" and "-- Challenges of Business Integration and Consolidation." The Company anticipates capital expenditures of approximately $40.0 million in both fiscal 1999 and fiscal 2000. The anticipated capital expenditures will support the Company's program of consolidating existing facilities, including its DFC program, computer system upgrades and maintenance of the Company's existing infrastructure

During the six months ended October 24, 1998, net cash used in operating activities was $21.9 million. This use of cash included the payment of approximately $21.7 million of costs related to the Strategic Restructuring Plan, the payment of approximately $5.5 million of operating restructuring costs and increases in accounts receivable (due to significant seasonal furniture sales) and inventory (due to building of inventory for the Christmas retail season). Net cash used in investing activities was $44.5 million, including $22.7 million used for acquisitions and $21.0 million used for additions to property and equipment. Net borrowings increased approximately $481.3 million during the six months ended October 24, 1998, primarily to fund the Strategic Restructuring Plan and Financing Transactions, and also to fund the purchase prices of acquisitions and additions to property and equipment during the period. In addition, the Company received approximately $254.7 million from Investor related to the Equity Investment, net of expenses, and $123.6 million from discontinued operations in repayment of intercompany loan balances outstanding at the date of the Distributions. Discontinued operations used $12.5 million of cash during the six months ended October 24, 1998.

During the six months ended October 25, 1997, net cash provided by operating activities was $19.7 million. Net cash used in investing activities was $60.0 million, including $51.2 million used for acquisitions and $17.2 million used for additions to property and equipment, partially offset by $7.7 million received on the sale of an investment. Net borrowings increased $118.9 million during the six months ended October 25, 1997, primarily to fund the purchase prices of acquisitions and to repay higher-cost debt assumed in acquisitions. The Company advanced $78.7 million to the discontinued operations during the six months ended October 25, 1997 and the discontinued operations used $5.5 million of cash during such period.

Year 2000 Compliance

The Company has commenced a process to assess Year 2000 compliance of its systems and the systems of major vendors and third party service providers, and to remediate any non-compliance of its systems.

The Company has not performed any material acceleration of hardware or software systems write-down as a result of Year 2000 performance and/or compliance issues.

As described below, each of NAOPG, MBE, Blue Star Group and Dudley is performing its own Year 2000 readiness review, using similar three-phase processes.

NAOPG

NAOPG's Year 2000 compliance process involves three phases, as described below.

Phase One - Inventory and Planning

The Company completed this phase in May 1998. In this phase, the Company inventoried all hardware and software that potentially is susceptible to Year 2000 problems, prepared plans for assessing compliance and for completing remediation, and prepared vendor and supplier compliance surveys.

Phase Two - Assessment

In this phase, the Company is assessing which of its systems are Year 2000 compliant, obtaining compliance statements from hardware and software vendors, supply manufacturers and service trading partners, and planning for remediation of non-compliant systems. The Company is near completion of this phase, which is planned for completion in December 1998.

Phase Three - Remediation and Testing

In this phase, the Company will deploy plans for elimination, upgrade, replacement or modification of non-compliant systems, and test compliance. The Company has scheduled completion of this phase for the summer of 1999.

The Company's Trinity system, which is the core information management and processing system for its NAOPG operations, is Year 2000 compliant. The Company is installing this system throughout its NAOPG operations, but does not expect to complete installation at all locations before the end of 1999. Therefore, the Company is assessing the compliance of other systems used by its NAOPG operating subsidiaries. The Company has determined that some of the systems used by its NAOPG subsidiaries are not currently Year 2000 compliant, but the Company believes that it is highly likely that these systems will be made compliant without material expense by the middle of 1999.

The Company's assessment plan includes assessment of Year 2000 compliance of non-information technology (non-IT) components, including the Company's bindery machinery, coffee roasting facilities, office furniture manufacturing facilities, security systems, credit card processing devices and freight elevators. The Company believes there are no significant uses of micro-processing oriented equipment within its manufacturing systems and will complete assessment of other non-IT components by December 1998.

The Company has received compliance statements from approximately 85% of its primary supply vendors. Based on these statements, the Company believes that 95% of supply vendors who have responded will be Year 2000 compliant by the end of June 1999. The Company has identified eight vendors as fitting a "concerned" profile due to late compliance dates or because responses indicate some possibility of poor planning. The Company is working with each of these vendors to remediate these concerns. Failure of these eight vendors to reach Year 2000 compliance or remediate prior to the century change would not have a material adverse effect on the Company's performance.

If the Company fails to achieve Year 2000 compliance in all its systems, the Company could lose the ability to process certain of its customer's orders until compliance is achieved or a means to work around the failure is implemented. The Company's systems are not now uniform across all operations and the Company does not expect uniformity by the end of 1999. Therefore, any failure would not be system wide. The Company believes that in a worst case scenario, at most 20% of its orders would be affected. A failure to fill orders would not however, necessarily result in a complete loss of the order. An order could be filled through alternative methods within a relatively short period. Nevertheless, any disruption in order fulfillment could result in some loss of revenue. If this disruption is the result of noncompliance that is greater than anticipated, the loss of revenue could be material. The Company intends to establish by the middle of 1999 contingency plans to deal with possible failures in order fulfillment systems or other systems.

The Company's assessment and remediation of Year 2000 compliance issues has a budget of less than $1.0 million, and expenses have been less than expected. The Company does not currently expect that future expenses for assessment or remediation will be material.

MBE, Blue Star Group and Dudley

The Company has received reports from MBE that address the Year 2000 readiness of software and hardware provided by MBE and used by MBE franchisees, as well as that used by MBE's corporate operations. MBE creates proprietary software for its franchisees that is used for a variety of functions. Based on MBE's testing, the majority of this software is currently Year 2000 compliant. For the remaining software, MBE plans either (i) to reprogram or otherwise upgrade such software, or (ii) to no longer support, or require franchisees to purchase and use, such software. MBE's franchisees may also use other software, not provided by MBE, which may not be Year 2000 compliant. With respect to hardware, MBE's franchisees are free to purchase such hardware from the vendor of their choice, and the franchisees are responsible for ensuring that such hardware, as well as software not provided by MBE, is Year 2000 compliant. With respect to software and hardware used by MBE's corporate operations, MBE has reported to the Company that some software products used by MBE for certain accounting and database functions, as well as some desktop computers, are not currently Year 2000 compliant. MBE and certain third parties are in the process of reprogramming such software and upgrading such hardware, and expect to complete this process by May 1999. MBE expects to be able to bring its software and hardware that are not currently Year 2000 compliant into compliance within budgeted limits and without material expense. MBE has not determined the effect on its operations of any failure to reprogram or upgrade the non-compliant software supplied to its franchisees or the software and hardware used by MBE in its corporate operations, but such failure could have a material adverse effect.

Much of MBE's hardware and software depends upon the proper interaction of various hardware, software and services furnished by third parties. While MBE is performing Year 2000 readiness tests on its systems and attempting to obtain statements from its primary vendors, the vast array of combinations of MBE and third party components, functions and entry and exit points make it impractical to test every aspect of the systems. MBE is currently assessing the impact and reviewing its contingency plans in the event of one or more of its primary vendors experiencing a failure due to Year 2000 non-readiness.

Based on reports received by the Company from Blue Star Group, the Company expects that systems used in Australia and New Zealand will be compliant within a safe time frame and without material expense.

Based on reports received by the Company from Dudley, an initial assessment of the systems indicates that there are no significant Year 2000 issues.

The Company's review of Year 2000 compliance issues at MBE, Blue Star Group and Dudley to date has been based on reports received from those operations, and no on-site review or testing has been conducted to date by Company personnel. Based on the reports received to date, the Company does not believe that there is an immediate need for on-site testing by Company personnel. The Company does intend to schedule on-site testing at MBE, Blue Star Group and Dudley by Company personnel, by mid-1999. MBE, Blue Star Group and the Company's interest in Dudley represent approximately one-third of the Company's consolidated revenues. If the operations of any of these groups is not materially compliant within a safe timeframe, the Company's results of operations could be materially adversely affected.

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

Inflation

The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1998 or the first two quarters of fiscal 1999.

Factors Affecting the Company's Business

A number of factors, including those discussed below, may affect the Company's future operating results.

Change in Strategic Focus and Business and Growth Strategies. From its inception in 1994 through the end of the 1997 calendar year, the Company grew primarily through acquisitions. At the time it adopted the Strategic Restructuring Plan, the Company announced its intention to change its strategic focus and pursue increased revenues and profitability primarily through operating strategies intended to improve the efficiency of its existing businesses. The Company does not currently anticipate that acquisitions will contribute materially to its financial results during fiscal 1999, although the Company expects to pursue targeted, strategic acquisition opportunities from time to time. See "--Introduction." The Company has begun transitioning into this new stage of its development, in which its strategy focuses on achieving operational efficiencies, organic revenue growth and improved profit margins from its existing businesses. The Company's ability to achieve its operating objectives will depend upon a number of factors, including its generation of increased revenues and margins in existing businesses through, among other things, (i) improved sales and marketing programs and increased "cross selling" among the three divisions within the NAOPG, and (ii) the achievement of operating improvements and cost reductions, through, among other things, expanding and improving consolidated purchasing and procurement arrangements, further consolidating general corporate and administrative functions, eliminating redundant facilities (and establishing new DFCs and reconfiguring existing facilities), reducing headcount, and improving technology and operating and distribution systems. There can be no assurance that these efforts to achieve operating improvements will be successful or will result in anticipated levels of cost savings and efficiencies or growth in revenues and margins.

Challenges of Business Integration and Consolidation. The Company's acquisition program produced a significant increase in revenues, employees, facilities and distribution systems. One of the Company's primary strategies is to take advantage of substantial opportunities to reduce costs by rationalizing and consolidating the businesses it has acquired. Such efforts initially will require additional costs and expenditures to expand operational and financial systems, construct DFCs and reconfigure existing facilities, and augment management and administrative functions. Because cost-savings strategies will involve some initial increases in expenses and are likely to impact overall spending over a period of time, operating results may fluctuate in the near future and historical operating results may not be indicative of future performance. In addition, attempts to achieve economies of scale through cost cutting and lay-offs of existing personnel may, at least in the short term, have an adverse impact upon the Company. Delays in implementing planned integration and consolidation strategies, or the failure of such strategies to achieve anticipated cost savings, also could adversely affect the Company's results of operations and financial condition. Finally, there can be no assurance that the Company's management and financial controls, personnel, computer systems and other corporate support systems will be adequate to manage the size and scope of its operations and the complexity of its integration and consolidation efforts.

Operations Outside of the United States. Management expects foreign revenues to continue to represent a significant portion of the Company's total revenues. In general, the discussion included in this "Factors Affecting the Company's Business" section that apply to the Company's domestic operations may also affect the Company's foreign operations. In addition, the Company's foreign operations are subject to a number of other risks, including fluctuations in currency exchange rates; new and different legal and regulatory requirements in local jurisdictions; tariffs and trade barriers; potential difficulties in staffing and managing local operations; credit risk of local customers and distributors; potential difficulties in protecting intellectual property; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; and local economic, political and social conditions, including the possibility of hyper-inflationary conditions, in certain countries. There can be no assurance that one or a combination of these factors will not have a material adverse impact on the Company's ability to maintain or increase its foreign revenues or on its business, financial condition or results of operations.

Impact of Fluctuations in the Value of the New Zealand and Australian Dollars. Approximately 29.2% of the Company's revenues and 32.2% of its EBITDA for the six months ended October 24, 1998 were generated by operations in New Zealand and Australia. Declines in the value of the currencies in those countries, relative to the value of the USD, may materially adversely affect the Company's business, financial condition and results of operations. In addition, because substantially all of the Company's indebtedness is denominated in USD, declines in currency exchange rates may also materially adversely affect the Company's ability to meet its obligations under agreements relating to indebtedness. Declines in the value of the New Zealand and Australian dollars relative to the USD have adversely affected the Company's reported results. The Company cannot predict whether these currencies will, in the future, continue to decline or will increase in value relative to the USD. For a discussion of the impact of recent declines in the value of these currencies on the Company's financial condition and results of operations, see "--Consolidated Results of Operations" and "--Liquidity and Capital Resources."

Substantial Leverage; Ability to Service Debt. The Company incurred substantial indebtedness in connection with the Strategic Restructuring Plan and the Financing Transactions. See "--Introduction." As a result, total indebtedness at December 3, 1998 was approximately $1,245.0 million. See "--Liquidity and Capital Resources." Subject to limitations in its existing debt agreements, the Company may incur additional indebtedness in the future. The Company's high leverage could have material consequences to the Company, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be impaired or any such financing may not be available on terms favorable to the Company; (ii) a substantial portion of the Company's cash flow will be required for debt service and, as a result, will not be available for its operations and other purposes; (iii) a substantial decrease in net operating cash flows or an increase in expenses could make it difficult for the Company to meet its debt service requirements or force it to modify its operations or sell assets; (iv) the Company's ability to withstand competitive pressures may be limited; and (v) the Company's level of indebtedness could make it more vulnerable to economic downturns, and reduce its flexibility in responding to changing business and economic conditions. In addition, a portion of the Company's borrowings under the Credit Facility are and will continue to be at variable rates of interest, which exposes the Company to the risk of increased interest rates. The ability of the Company to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon the future performance of the Company and its cash flows from operations, which will be subject to prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. As a result of the Company's substantial leverage, its financial capacity to respond to changing market conditions, extraordinary capital needs, and other developments may be limited. In addition, management's discretion in responding to certain business matters may be limited by covenants contained in the Credit Facility and the 2008 Notes. Among other things, these covenants limit the Company's ability to incur additional indebtedness, create liens on assets or make loans, investments or guarantees. These limitations may materially and adversely affect the Company's ability to pursue operating strategies or capital expenditure plans, or to engage in other business activities, that the Company may otherwise consider to be in its best interests. See "--Liquidity and Capital Resources" for a discussion of current limitations on the Company's borrowing capacity and its ability to comply with financial covenants.

Risks Related to Acquisitions. Although the Company does not currently expect to complete a significant amount of acquisitions in the remainder of fiscal 1999, the Company continues to consider selected strategic acquisition opportunities. No assurance can be given that the Company will be able to identify, finance and complete additional suitable acquisitions on acceptable terms, or that future acquisitions, if completed, will be successful. The Company will likely incur additional debt to finance any additional acquisitions. Certain limitations under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"), may restrict the Company's ability to issue capital stock for a period of time after the Distributions. These limitations may restrict the Company's ability to undertake transactions involving issuances of capital stock of the Company that management otherwise believes would be beneficial. See "--Potential Limitations on Stock Issuances." Acquired companies may not achieve future revenues and profitability levels that justify the prices that the Company paid to acquire them. Acquisitions also may involve a number of risks that could have a material adverse effect on future operations and financial performance, including diversion of management's attention; unanticipated declines in revenues or profitability following acquisitions; difficulties with the retention, hiring and training of key personnel; risks associated with unanticipated business problems or legal liabilities; and the amortization of acquired intangible assets, such as goodwill.

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

Intangible Assets. As of October 24, 1998, approximately $909.7 million, or 43.4% of the Company's total assets, represented intangible assets, the substantial majority of which was goodwill. As a result, a substantial portion of the value of the Company's assets may not be available to repay creditors in the event of a bankruptcy or dissolution of the Company. As a result of the Equity Tender and the Distributions, the Company may be precluded from completing business combinations accounted for under the pooling-of-interests method for a period of up to six to nine months. Any business combinations that the Company completes during this period will have to be accounted for under the purchase method. As a result, the amount of goodwill reflected on the Company's balance sheet will increase to the extent that the Company acquires additional companies under the purchase method of accounting.

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

Current Limitation on Option Issuances. In connection with the Strategic Restructuring Plan, and pursuant to the terms of the anti-dilution provisions of the Company's option plans, adjustments were made to the number of shares covered by employee stock options outstanding after completion of the Strategic Restructuring Plan. As a result of these adjustments, the Company's ability to grant additional stock options to employees is extremely limited, as the Company's stock option plan prohibits additional grants to be made if such additional grants would cause the total number of shares covered by stock options outstanding to exceed 20% of total shares outstanding. Options outstanding under the Company's stock option plan are approximately equal to 20% of total shares outstanding.

The Company recently commenced an option exchange program under which holders of existing options are being given an opportunity to exchange their current options (which have exercise prices substantially above current market prices) for a significantly smaller number of options with an exercise price equal to the current market price. The exchange program is currently scheduled to expire on December 11, 1998, and it is expected that most option holders will elect to participate in the exchange program. As a result, the Company expects that the number of outstanding options will be reduced significantly, to substantially less than 20% of total shares outstanding and therefore the Company would be permitted to make additional option grants and other long-term equity-based incentive awards under the terms of its existing plans. There can however be no assurance that this will occur or that the Company will obtain additional flexibility in issuing options.

Potential Liability for Certain Liabilities of the Spin-Off Companies. As part of the Strategic Restructuring Plan, the Spin-Off Companies are required to indemnify the Company for certain liabilities that the Company could incur relating to the Distributions, the operations of the Spin-Off Companies and other matters. There can be no assurance that the Spin-Off Companies will be able to satisfy any such indemnities, and the Company may therefore incur such liabilities even if they arose out of the activities of the Spin-Off Companies. The Company could be adversely affected if in the future the Spin-Off Companies are unable to satisfy these obligations. In addition, the Company had agreed to indemnify Investor and its affiliates against losses resulting from any of the Spin-Off Companies failing to satisfy their indemnity obligations to the Company.

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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

Individuals purporting to represent various classes composed of stockholders who purchased shares of U.S. Office Products common stock between June 5, 1997 and November 2, 1998 have filed five actions in the United States District Court for the Southern District of New York and two actions in the United States District Court of the District of Columbia. The actions in the Southern District of New York were filed on October 27, 1998, November 3, 1998, November 10, 1998 and November 17, 1998. The actions in the District of Columbia were filed on November 6, 1998 and November 25, 1998. As of the date of this report, the Company has been served with four of these actions. Each of the actions name the Company and Jonathan J. Ledecky and, in some cases Sands Brothers & Co., Ltd. as defendants. The actions claim that the defendants made misstatements, failed to disclose material information and otherwise violated Sections 10(b) and/or 14 of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder in connection with the Company's Strategic Restructuring Plan. One of the actions alleges a violation of Sections 11 and 15 of the Securities Act of 1933 relating to the Company's acquisition of MBE. The actions seek declaratory relief, unspecified money damages and attorney's fees. The Company intends to vigorously contest these actions.

The Company also understands that a complaint filed in the Southern
District of New York on November 30, 1998 by an individual purporting to represent a class of stockholders who acquired shares of the Company's common stock and options to acquire such shares in connection with the acquisition of MBE. The action names the Company and Mr. Ledecky and includes allegations that are virtually identical to those in the other class actions in addition to claims alleging a violation of Sections 11 and 12 of the Securities Act of 1933 in connection with the acquisition of MBE and breach of contract related to the acquisition agreement. The action seeks money damages of an unspecified amount, declaratory relief, attorney's fees and unspecified equitable relief. The Company intends to vigorously contest this action.

The Company has entered into tolling agreements with the sellers of two businesses acquired in the Fall of 1997 and that were spun off in connection with the Company's Strategic Restructuring Plan. In addition, the Company has been advised that a complaint was filed on October 23, 1998 in the United States District Court for the Central District of California by the sellers of a third business naming, among others, the Company as a defendant. As of the date of this report, this complaint has not been served on the Company. Each of these disputes generally relates to events surrounding the Strategic Restructuring Plan. The Company believes that if claims are asserted against the Company, some or all of the claims would be subject to indemnification under the terms of the distribution agreement between the Company and the Spin-Off Companies that was executed in connection with the Strategic Restructuring Plan. The Company does not presently anticipate that these individual sellers' claims will have a material adverse effect on the Company.

Item 4.       Submission of Matters to a Vote of Security Holders.

The annual meeting of the Company's stockholders was held on September 16, 1998. All nominees for Director were elected pursuant to the following votes:


                                                    Authority      Broker
Nominee                             For             Withheld      Non-Votes
-------                             ---             --------      ---------
Charles P. Pieper                   31,760,109       376,379         0
Thomas Morgan                       31,759,973       376,515         0
Kevin J. Conway                     31,760,013       376,475         0
Frank P. Doyle                      31,758,649       377,839         0
Brian D. Finn                       31,758,673       377,815         0
L. Dennis Kozlowski                 31,758,673       377,815         0
Milton H. Kuyers                    31,758,673       377,815         0
Allon H. Lefever                    31,753,568       382,920         0
Edward J. Mathias                   31,760,109       376,379         0


The stockholders ratified the Board of Directors' selection of PricewaterhouseCoopers LLP as the Company's independent accountants to audit the Company's consolidated financial statements for the fiscal year ending April 24, 1999, pursuant to the following votes:


                                                       Broker
        For            Against         Abstain        Non-Votes
      ------           -------        ---------      -----------
    31,877,047         244,088         15,353             0



Item 6.       Exhibits and Reports on Form 8-K.

(a)    Exhibits

       27     Financial Data Schedule.

(b)    Reports on Form 8-K

       During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

         i. Form 8-K/A dated September 15, 1998 and filed with the Commission on September 22, 1998 reporting information under Item 5.

         ii. Form 8-K dated September 15, 1998 and filed with the Commission on September 21, 1998 reporting information under Item 5.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          U.S. OFFICE PRODUCTS COMPANY



    December 4, 1998              By: /s/ Thomas I. Morgan
    ----------------                 ------------------------
         Date                        Thomas I. Morgan
                                     Chief Executive Officer


    December 4, 1998              By: /s/ Joseph T. Doyle
    ----------------                 ------------------------
         Date                        Joseph T. Doyle
                                     Chief Financial Officer

                                  EXHIBIT INDEX

No.      Exhibit
27       Financial Data Schedule
