Form 10-Q
period 1999-01-23
US OFFICE PRODUCTS CO
filed 1999-03-09
CIK 934852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 23, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number 000-25372

                          U.S. OFFICE PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)

               Delaware                                   52-1906050
     (State of other jurisdiction                      (I.R.S. Employer
    incorporation or organization.)                   Identification No.)

       1025 Thomas Jefferson Street, N.W.
                 Suite 600 East
                Washington, D.C.                              20007
    (Address of principal executive offices)               (Zip Code)

                                 (202) 339-6700
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of MARCH 8, 1999, there were 36,629,413 shares of common stock outstanding.

                                                                                                                 PAGE NO.
                                                                                                                 --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheet..............................................................................3
              January 23, 1999 (unaudited) and April 25, 1998

           Consolidated Statement of Operations....................................................................4
              For the three months ended January 23, 1999 (unaudited)
              and January 24, 1998 (unaudited) and the nine months ended January
              23, 1999 (unaudited) and January 24, 1998 (unaudited)

           Consolidated Statement of Cash Flows....................................................................5
              For the nine months ended January 23, 1999 (unaudited) and
               January 24, 1998 (unaudited)

           Notes to Consolidated Financial Statements (unaudited)..................................................7


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................................................19


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings......................................................................................43


Item 6.    Exhibits and Reports on Form 8-K.......................................................................43


Signatures........................................................................................................44


Exhibit Index.....................................................................................................45

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
                          U.S. OFFICE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    JANUARY 23,          APRIL 25,
   ASSETS                                                                              1999                 1998
   ------                                                                         ---------------      ------------
                                                                                    (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                      $      16,435    $      52,021
   Accounts receivable, less allowance for doubtful
     accounts of $11,106 and $8,639, respectively                                       341,445          310,527
   Inventories                                                                          232,158          228,671
   Prepaid expenses and other current assets                                            134,749          117,150
                                                                                  -------------    -------------
       Total current assets                                                             724,787          708,369

Property and equipment, net                                                             230,795          228,715
Intangible assets, net                                                                  919,248          923,024
Other assets                                                                            208,692          194,701
Net assets from discontinued operations:
   Amounts to become receivable upon the Distributions                                                   132,145
   All other net assets                                                                                  354,473
                                                                                  -------------    -------------
       Total assets                                                               $   2,083,522    $   2,541,427
                                                                                  -------------    -------------
                                                                                  -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt                                                                $      25,551    $     368,227
   Accounts payable                                                                     181,996          162,718
   Accrued compensation                                                                  45,650           43,013
   Other accrued liabilities                                                            103,353           81,411
                                                                                  -------------    -------------
       Total current liabilities                                                        356,550          655,369

Long-term debt                                                                        1,192,376          382,174
Other long-term liabilities and minority interests                                       17,252           17,753
                                                                                  -------------    -------------
       Total liabilities                                                              1,566,178        1,055,296
                                                                                  -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 500,000 shares
     authorized, none outstanding
   Common stock, $.001 par value, 500,000,000 shares authorized, 36,795,007 and
     33,460,864 shares issued, 36,629,413 and 33,460,864 shares outstanding, and
     165,594 and none held in treasury, respectively                                         37               33
   Additional paid-in capital                                                           677,721        1,472,125
   Accumulated other comprehensive loss                                                (129,760)        (112,803)
   Retained earnings (accumulated deficit)                                              (30,654)         126,776
                                                                                  -------------    -------------

       Total stockholders' equity                                                       517,344        1,486,131
                                                                                  -------------    -------------
       Total liabilities and stockholders' equity                                 $   2,083,522    $   2,541,427
                                                                                  -------------    -------------
                                                                                  -------------    -------------

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            ------------------           -----------------
                                                       JANUARY 23,     JANUARY 24,    JANUARY 23,    JANUARY 24,
                                                          1999             1998           1999           1998
                                                       ------------    -----------    ------------   -------------
Revenues                                               $   676,622     $   665,959   $  2,005,776    $ 1,930,113
Cost of revenues                                           482,549         476,739      1,449,000      1,390,855
                                                       -----------     -----------   ------------    -----------
       Gross profit                                        194,073         189,220        556,776        539,258

Selling, general and administrative expenses               154,042         146,497        453,508        436,037
Amortization expense                                         6,437           5,434         18,559         13,830
Strategic Restructuring Plan costs                                                         97,503
Operating restructuring costs                                5,034                         17,229
Impaired asset write-offs                                    2,778                          2,778
                                                       -----------     -----------   ------------    -----------
       Operating income (loss)                              25,782          37,289        (32,801)        89,391

Interest expense                                            28,906           9,480         76,785         27,534
Interest income                                               (299)           (417)        (1,125)        (1,545)
Loss on sale of businesses                                   4,964                          7,500
Other (income) expense                                       1,064             149             45         (6,369)
                                                       -----------     -----------   ------------    -----------
Income (loss) from continuing operations
   before provision for (benefit from) income
   taxes and extraordinary items                            (8,853)         28,077       (116,006)        69,771
Provision for (benefit from) income taxes                    3,610          12,646        (16,018)        32,535
                                                       -----------     -----------   ------------    -----------
Income (loss) from continuing operations before
   extraordinary items                                     (12,463)         15,431        (99,988)        37,236
Income (loss) from discontinued operations, net
   of income taxes                                                           3,085         (1,294)        25,464
                                                       -----------     -----------   ------------    -----------
Income (loss) before extraordinary items                   (12,463)         18,516       (101,282)        62,700
Extraordinary items - loss on early termination
   of debt facilities, net of income tax benefit                                              269
                                                       -----------     -----------   ------------    -----------
Net income (loss)                                      $   (12,463)    $    18,516   $   (101,551)   $    62,700
                                                       -----------     -----------   ------------    -----------
                                                       -----------     -----------   ------------    -----------

Basic income (loss) per share data:
   Income (loss) from continuing operations before
      extraordinary items                              $    (0.34)     $      0.48   $     (2.77)    $      1.30
   Income (loss) from discontinued operations                                 0.10         (0.03)           0.88
   Extraordinary items                                                                     (0.01)
                                                       -----------     -----------   -----------     -----------
   Net income (loss)                                   $    (0.34)     $      0.58   $     (2.81)    $      2.18
                                                       -----------     -----------   ------------    -----------
                                                       -----------     -----------   ------------    -----------
Diluted income (loss) per share data:
    Income (loss) from continuing operations before
       extraordinary items                             $    (0.34)     $      0.47   $     (2.77)    $      1.27
   Income (loss) from discontinued operations                                 0.10         (0.03)           0.87
   Extraordinary items                                                                     (0.01)
                                                       -----------     -----------   -----------     -----------
   Net income (loss)                                   $    (0.34)     $      0.57   $     (2.81)    $      2.14
                                                       -----------     -----------   ------------    -----------
                                                       -----------     -----------   ------------    -----------



          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                           -----------------
                                                                                       JANUARY 23,     JANUARY 24,
                                                                                          1999             1998
                                                                                       -----------     -----------
Cash flows from operating activities:
   Net income (loss)                                                                $    (101,551)   $    62,700
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     (Income) loss from discontinued operations                                             1,294        (25,464)
     Depreciation and amortization                                                         45,837         41,787
     Strategic Restructuring Plan costs                                                    70,380
     Loss on sale of businesses                                                             7,500
     Write-off of impaired assets                                                           2,778
     Deferred income taxes                                                                 (1,198)            73
     Equity in net income of unconsolidated affiliate                                      (1,054)          (878)
     Extraordinary loss                                                                       269
     Loss (gain) on sale of assets                                                            295         (1,059)
     Changes in assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
       Accounts receivable                                                                (30,111)       (29,940)
       Inventory                                                                           (6,602)       (14,417)
       Prepaid expenses and other current assets                                          (19,467)        (3,909)
       Accounts payable                                                                    20,289          2,245
       Accrued liabilities                                                                 22,813          5,699
                                                                                    -------------    -----------
        Net cash provided by operating activities                                          11,472         36,837
                                                                                    -------------    -----------

Cash flows from investing activities:
   Cash paid in acquisitions, net of cash received                                        (34,508)       (33,642)
   Additions to property and equipment, net of disposals                                  (31,201)       (28,200)
   Investment in affiliate                                                                               (40,773)
   Proceeds from sale of investments                                                        1,222          5,729
   Other                                                                                     (179)        (2,581)
                                                                                    -------------    -----------
        Net cash used in investing activities                                             (64,666)       (99,467)
                                                                                    -------------    -----------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                             1,152,640            457
   Repurchase of common stock in Equity Tender                                         (1,000,000)
   Proceeds from (payments of) short-term debt, net                                      (347,486)       172,000
   Proceeds from issuance of common stock, net                                            322,173          8,239
   Payments of long-term debt                                                            (221,073)       (10,647)
   Net repayments by (advances to) discontinued operations                                123,551        (99,213)
                                                                                    -------------    -----------
        Net cash provided by financing activities                                          29,805         70,836
                                                                                    -------------    -----------


Effect of exchange rates on cash and cash equivalents                                         321         (3,159)
                                                                                    -------------    -----------
Cash used in discontinued operations                                                      (12,518)        (3,815)
                                                                                    -------------    -----------
Net increase (decrease) in cash and cash equivalents                                      (35,586)         1,232
Cash and cash equivalents at beginning of period                                           52,021         44,026
                                                                                    -------------    -----------
Cash and cash equivalents at end of period                                          $      16,435    $    45,258
                                                                                    -------------    -----------
                                                                                    -------------    -----------

                          U.S. OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                              NINE MONTHS ENDED
                                                                                              -----------------
                                                                                          JANUARY 23,     JANUARY 24,
                                                                                            1999           1998
                                                                                         -----------     -----------
   Supplemental disclosures of cash flow information:

   Interest paid                                                                      $     75,502   $    26,962
   Income taxes paid                                                                  $      3,187   $    24,017

The Company issued common stock and cash in connection with certain business combinations accounted for under the purchase method for the nine months ended January 23, 1999 and January 24, 1998. The estimated fair values of the assets and liabilities at the dates of the acquisitions are presented as follows:

                                                                                            NINE MONTHS ENDED
                                                                                            -----------------
                                                                                         JANUARY 23,     JANUARY 24,
                                                                                            1999            1998
                                                                                         -----------     -----------
   Accounts receivable                                                                $      3,251   $      27,284
   Inventory                                                                                 3,189          18,970
   Prepaid expenses and other current assets                                                 3,929          15,806
   Property and equipment                                                                    3,050          52,695
   Intangible assets                                                                        29,691         371,606
   Other assets                                                                                465          34,759
   Short-term debt                                                                          (2,586)         (8,755)
   Accounts payable                                                                         (1,222)        (20,058)
   Accrued liabilities                                                                        (842)        (13,870)
   Long-term debt                                                                             (580)        (20,320)
   Other long-term liabilities and minority interests                                       (3,837)           (357)
                                                                                      ------------   -------------
      Net assets acquired                                                             $     34,508   $     457,760
                                                                                      ------------   -------------
                                                                                      ------------   -------------

The acquisitions accounted for under the purchase method were funded as follows:

                                                                                            NINE MONTHS ENDED
                                                                                            -----------------
                                                                                          JANUARY 23,    JANUARY 24,
                                                                                            1999           1998
                                                                                          -----------    -----------
   Common stock                                                                       $              $     424,118
   Cash                                                                                     34,508          33,642
                                                                                      ------------   -------------
      Total                                                                           $     34,508   $     457,760
                                                                                      ------------   -------------
                                                                                      ------------   -------------


Non-cash transactions:

- During the nine months ended January 23, 1999, the Company issued 2,025,185 shares of common stock in exchange for $130,989 of the 5 1/2% convertible subordinated notes due 2001.






          See accompanying notes to consolidated financial statements.

                          U. S. OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 23, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

The Company's consolidated financial statements reflect as discontinued operations through June 9, 1998 (the effective date of the Distributions), the results of the companies owned by the Spin-Off Companies (and thus included in the Distributions). See Note 2, "Discontinued Operations." The Company's continuing operations consist of its North American Office Products Group (which includes office supply, office furniture, and office coffee, beverage, and vending service businesses) ("NAOPG"), Mail Boxes Etc. ("MBE"), which the Company acquired in November 1997, the Company's operations in New Zealand and Australia (referred to herein as "Blue Star Group"), and the Company's 49% interest in Dudley Stationery Limited ("Dudley"), a U.K. contract stationer. The NAOPG operates primarily in the United States; it also includes three coffee and beverage businesses located in Canada.

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

NOTE 2 - DISCONTINUED OPERATIONS

As a result of the Strategic Restructuring Plan, the Spin-Off Companies are reflected as discontinued operations for all periods presented in the Company's consolidated financial statements. The Spin-Off Companies (and their respective lines of business) are Aztec Technology Partners, Inc. (technology solutions), Navigant International, Inc. (corporate travel services), School Specialty, Inc. (educational supplies), and Workflow Management, Inc (print management). The Spin-Off Companies began operating as independent companies on June 10, 1998. Accordingly, no statement of operations amounts have been provided for the three months ended January 23, 1999, as the Distributions were completed on June 9, 1998.

The income (loss) from discontinued operations included in the consolidated statement of operations represents the sum of the results of the Spin-Off Companies for the periods they were included in the results of the Company and is summarized as follows:

                                                                  CORPORATE                                     TOTAL
                                                    PRINT          TRAVEL      EDUCATIONAL   TECHNOLOGY      DISCONTINUED
                                                 MANAGEMENT       SERVICES        SUPPLIES    SOLUTIONS       OPERATIONS
                                                 ----------       ---------    -----------   -----------   -------------
THREE MONTHS ENDED JANUARY 24, 1998:
   Revenues                                      $     86,730   $    34,150   $     49,391   $    62,907  $   233,178
   Operating income (loss)                              4,655         1,284         (3,247)        5,104        7,796
   Income (loss) before provision for
     income taxes                                       4,137         1,122         (5,058)        5,104        5,305
   Provision for (benefit from) income taxes            1,851           564         (2,403)        2,208        2,220
   Income (loss) from discontinued
     operations, net of income taxes                    2,286           558         (2,655)        2,896        3,085

NINE MONTHS ENDED JANUARY 23, 1999:
   Revenues                                      $     41,132   $    19,346   $     40,785   $    30,951  $   132,214
   Operating income (loss)                             (1,601)           14          1,836           403          652
   Income (loss) before provision for
     (benefit from) income taxes                       (2,043)         (108)         1,069           381         (701)
   Provision for (benefit from)
     income taxes                                        (732)          158            703           464          593
   Income (loss) from discontinued
     operations, net of income taxes                   (1,311)         (266)          366            (83)      (1,294)

NINE MONTHS ENDED JANUARY 24, 1998:
   Revenues                                      $    260,077   $    80,707   $    247,880   $   142,512  $   731,176
   Operating income                                    14,028         5,719         21,349        11,630       52,726
   Income before provision for
     income taxes                                      12,577         5,522         16,916        11,644       46,659
   Provision for income taxes                           5,629         2,794          7,734         5,038       21,195
   Income from discontinued
     operations, net of income taxes                    6,948         2,728          9,182         6,606       25,464

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

The all other net assets from discontinued operations included in the Company's consolidated balance sheet at April 25, 1998, represents the sum of the net assets of the Spin-Off Companies as of April 25, 1998, and are summarized as follows:

                                                                  CORPORATE                                     TOTAL
                                                    PRINT          TRAVEL      EDUCATIONAL   TECHNOLOGY      DISCONTINUED
                                                 MANAGEMENT       SERVICES        SUPPLIES    SOLUTIONS       OPERATIONS
                                                 ----------       ---------    -----------   -----------   -------------
APRIL 25, 1998:
   Current assets                                $     90,961  $     21,993   $     99,643   $    66,835  $   279,432
   Property, plant and equipment, net                  33,210        18,008         22,553         5,831       79,602
   Intangible assets, net                              14,014        87,590         99,613        63,829      265,046
   Other assets                                         8,259           852             34           574        9,719
   Current liabilities                                (57,434)      (18,643)       (54,642)      (33,363)    (164,082)
   Long-term liabilities                              (30,250)      (16,523)       (63,415)       (5,056)    (115,244)
                                                 ------------    ----------    -----------   -----------  -----------
     Net assets from discontinued
       operations                                $     58,760   $    93,277      $ 103,786   $    98,650  $   354,473
                                                 ------------    ----------    -----------   -----------  -----------
                                                 ------------    ----------    -----------   -----------  -----------


The amounts to become receivable upon the Distributions reflected in the April 25, 1998 balance sheet were recovered from the Spin-Off Companies in connection with the Distributions. No balance sheet amounts have been provided as of January 23, 1999, as the Distributions were completed on June 9, 1998.


NOTE 3 - STOCKHOLDERS' EQUITY

Changes in stockholders' equity during the nine months ended January 23, 1999 were as follows:

Stockholders' equity balance at April 25, 1998                                                     $   1,486,131
  Issuances (retirements) of common stock in conjunction with:
     Equity investment by Investor, net of expenses                                                      254,175
     2001 Notes exchange                                                                                 151,425
     Exercise of stock options, including tax benefits                                                    66,705
     Employee stock purchase plan, net of expenses                                                         1,548
     Conversion of 2003 Notes                                                                              1,000
     Purchase price adjustments related to acquisitions                                                     (101)
   Repurchase of common stock in
     Equity Tender                                                                                    (1,000,000)
   Stock options participating in Equity Tender                                                           57,708
   Adjustments related to the Distributions                                                             (381,589)
   Comprehensive loss                                                                                   (119,658)
                                                                                                   -------------
Stockholders' equity balance at January 23, 1999                                                   $     517,344
                                                                                                   -------------
                                                                                                   -------------

The adjustments related to the Distributions amount in the above table consists of reductions in additional paid-in capital and retained earnings of $326,860 and $55,879, respectively, and a decrease in accumulated other comprehensive loss of $1,150.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective April 26, 1998. SFAS No. 130 requires cumulative translation adjustment, which prior to adoption was reported separately in stockholders' equity, to be included in other comprehensive loss. The components of other comprehensive loss are as follows:

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           ------------------             -----------------
                                                       JANUARY 23,     JANUARY 24,    JANUARY 23,    JANUARY 24,
                                                             1999          1998           1999           1998
                                                       ------------    -----------    ------------   -------------
Net income (loss)                                      $   (12,463)    $    18,516    $   (101,551)  $      62,700
Other comprehensive income (loss):
   Cumulative translation adjustment                        13,038         (34,954)        (18,107)       (107,439)
                                                       -----------     -----------    -------------  -------------
Comprehensive income (loss)                            $       575     $   (16,438)   $   (119,658)  $     (44,739)
                                                       -----------     -----------    -------------  -------------
                                                       -----------     -----------    -------------  -------------


On June 10, 1998, the Company effected a one-for-four reverse split of its common stock whereby each four shares of common stock were exchanged for one share of common stock. All share and per share data appearing in these consolidated financial statements and notes hereto have been retroactively adjusted for this split.

On December 11, 1998, the Company completed a program in which it offered its employees holding stock options issued by the Company the opportunity to surrender their existing options for a smaller number of options at a lower exercise price per share. Each employee holding options issued by the Company was given the opportunity to have the Company (1) cancel existing options and
(2) issue to the employee a smaller number of new options with an exercise price equal to $5 3/8, the closing price of the Company's common stock on December 11, 1998. The number of options received was equal to the number of old options multiplied by a fraction that varied with the exercise price of old options. The fraction ranged from .8844 for old options with an exercise price of $9.78 to
 .0984 for old options with an exercise price of $54.90. Prior to the program, options to acquire 7,546,722 shares were outstanding; after completion of the program, options to acquire 2,618,413 shares remain issued and outstanding.

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


                                                           INCOME/
                                                            (LOSS)               SHARES        PER SHARE
                                                         (NUMERATOR)          (DENOMINATOR)     AMOUNT
                                                         -----------          -------------    ----------
THREE MONTHS ENDED JANUARY 23, 1999:
   Basic loss per share                                   $ (12,463)              36,626         $ (0.34)
                                                                                                 -------
                                                                                                 -------
   Effect of dilutive employee stock options
                                                          ---------             --------
   Diluted loss per share                                 $ (12,463)              36,626         $ (0.34)
                                                          ---------             --------         -------
                                                          ---------             --------         -------

THREE MONTHS ENDED JANUARY 24, 1998:

   Basic income per share                                 $  15,431               31,915         $   0.48
                                                                                                 -------
                                                                                                 -------

   Effect of dilutive employee stock options                                         628
                                                          ---------             ---------
   Diluted income per share                               $  15,431               32,543         $   0.47
                                                          ---------             --------         -------
                                                          ---------             --------         -------


NINE MONTHS ENDED JANUARY 23, 1999:

   Basic loss per share                                   $ (99,988)              36,089         $ (2.77)
                                                                                                 -------
                                                                                                 -------

   Effect of dilutive employee stock options
                                                          ---------             --------
   Diluted loss per share                                 $ (99,988)              36,089         $ (2.77)
                                                          ---------             --------         -------
                                                          ---------             --------         -------



NINE MONTHS ENDED JANUARY 24, 1998:

   Basic income per share                                 $  37,236               28,698         $  1.30
                                                                                                 -------
                                                                                                 -------

   Effect of dilutive employee stock options                                         607
                                                          ---------             --------
   Diluted income per share                               $  37,236               29,305         $  1.27
                                                          ---------             --------         -------
                                                          ---------             --------         -------




The basic and diluted loss per share amounts, for the three and nine month periods ended January 23, 1999, were calculated using the same number of shares outstanding since, as a result of the losses from continuing operations for such periods, all of the Company's employee stock options and the two series of convertible debt securities outstanding during such periods were anti-dilutive.

The Company had additional employee stock options and two series of convertible debt securities outstanding during the three and nine month periods ended January 24, 1998, that were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 5 - BUSINESS COMBINATIONS

In fiscal 1998, the Company completed a total of 73 business combinations (51 related to continuing operations and 22 related to discontinued operations), all of which were accounted for under the purchase method. During the nine months ended January 23, 1999, the Company completed a total of 22 business combinations (all related to continuing operations), all of which were accounted for under the purchase method, for an aggregate cash purchase price of $34,508.

NOTE 6 - PRO FORMA RESULTS OF OPERATIONS

The following presents the unaudited pro forma results of operations of the Company for the three and nine month periods ended January 23, 1999 and January 24, 1998, as if the Strategic Restructuring Plan, the Financing Transactions and all of the purchase acquisitions and dispositions related to continuing operations completed since the beginning of fiscal 1998 had been consummated at the beginning of fiscal 1998. The pro forma results of operations, compared to the historical actual results, reflect (i) substantially higher amortization expenses as compared to prior periods (as a result of reclassifying 12 business combinations as purchase acquisitions (including the Company's acquisition of MBE), rather than under the pooling-of-interests method, as the Company had expected when it completed those acquisitions); and (ii) substantially higher interest expense, as a result of increased borrowing that the Company incurred to help finance the cost of the Equity Tender. The pro forma results of operations reflect certain pro forma adjustments including the amortization of intangible assets, reductions in executive compensation and the removal of Strategic Restructuring Plan costs. The pro forma results of operations include $5,034 and $17,229 in operating restructuring costs during the three and nine month periods ended January 23, 1999, respectively, $2,778 in impaired asset write-offs during the three and nine month periods ended January 23, 1999 and $4,964 and $7,500 in losses on the sale of businesses in New Zealand during the three and nine month periods ended January 23, 1999, respectively.

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            ------------------            -----------------
                                                       JANUARY 23,     JANUARY 24,     JANUARY 23,   JANUARY 24,
                                                             1999          1998           1999           1998
                                                       ------------    -----------    ------------   -------------
Revenues                                               $   676,122     $   700,965    $  2,012,697   $   2,092,961
Income (loss) from continuing operations
  before extraordinary items                           $    (9,920)    $     4,520    $   (19,478)   $       9,454
Basic income (loss) per share from
  continuing operations                                $     (0.27)    $      0.12    $     (0.53)   $        0.25
Diluted income (loss) per share from
  continuing operations                                $     (0.27)    $      0.12    $     (0.53)   $        0.25


The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the Strategic Restructuring Plan, the Financing Transactions and the acquisitions and dispositions occurred at the beginning of fiscal 1998 or the results that may occur in the future.


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

BALANCE SHEETS

                                                                                  JANUARY 23, 1999
                                                 -----------------------------------------------------------------------------------
                                                    U.S. OFFICE                        NON-
                                                 PRODUCTS COMPANY      GUARANTOR     GUARANTOR      CONSOLIDATING      CONSOLIDATED
                                                 (PARENT COMPANY)    SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS          TOTAL
                                                 ----------------    ------------   ------------    -------------      -------------
       ASSETS
Current assets:
   Cash and cash equivalents...................   $       7,727   $        6,756  $       1,952  $                       $  16,435
   Accounts receivable, less allowance for ....
     doubtful accounts.........................          (1,950)         243,082        100,313                            341,445
   Inventory...................................                          114,372        117,861            (75) (b)        232,158
   Prepaid expenses and other current
     assets....................................          70,890           11,965         51,658            236  (b)        134,749
                                                  -------------   --------------  -------------  -------------       -------------
       Total current assets....................          76,667          376,175        271,784            161             724,787

Property and equipment, net....................           9,948          106,860        114,546           (559) (b)        230,795
Intangible assets, net.........................                          576,007        343,241                            919,248
Investment in subsidiaries.....................         973,792                                       (973,792) (a)
Other assets...................................         110,252           30,270         68,170                            208,692
                                                  -------------   --------------  -------------  -------------       -------------

       Total assets............................   $   1,170,659   $    1,089,312  $     797,741  $    (974,190)       $  2,083,522
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt.............................   $      14,000   $        1,691  $       9,860  $                       $  25,551
   Short-term intercompany balances............         204,281         (205,944)         1,663
   Accounts payable............................           2,565          104,420         75,011                            181,996
   Accrued compensation........................           4,450           24,393         16,807                             45,650
   Other accrued liabilities...................          15,107           28,958         59,288                            103,353
                                                  -------------   --------------  -------------  -------------       -------------
       Total current liabilities...............         240,403          (46,482)       162,629                            356,550

Long-term debt.................................       1,186,119            3,887          2,370                          1,192,376
Other long-term liabilities and minority
  interests....................................          13,928            3,020            304                             17,252
Long-term intercompany balances................        (642,435)         239,192        403,340            (97) (b)
                                                  --------------  --------------  -------------  --------------      -------------
       Total liabilities.......................         798,015          199,617        568,643            (97)          1,566,178
                                                  --------------  --------------  -------------  --------------      -------------
Stockholders' equity:
   Common stock................................              37                                                                 37
   Additional paid-in capital..................         650,570          733,398        267,545       (973,792) (a)        677,721
   Accumulated other comprehensive loss........         (72,006)                        (57,754)                          (129,760)
   Retained earnings (accumulated deficit).....        (205,957)         156,297         19,307           (301) (b)        (30,654)
                                                  -------------   --------------  -------------  --------------      --------------
       Total stockholders' equity..............         372,644          889,695        229,098       (974,093)            517,344
                                                  -------------   --------------  -------------  --------------      -------------
       Total liabilities and stockholders'
         equity                                  $    1,170,659   $    1,089,312  $     797,741  $    (974,190)       $  2,083,522
                                                  --------------  --------------  -------------  --------------      -------------
                                                  --------------  --------------  -------------  --------------      -------------

                                                                                  APRIL 25, 1998
                                                 -----------------------------------------------------------------------------------
                                                    U.S. OFFICE                        NON-
                                                 PRODUCTS COMPANY      GUARANTOR     GUARANTOR      CONSOLIDATING      CONSOLIDATED
                                                 (PARENT COMPANY)    SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS          TOTAL
                                                 ----------------    ------------   ------------    -------------      -------------
       ASSETS
Current assets:
   Cash and cash equivalents...................   $      19,684   $       15,743  $      16,594  $                       $  52,021
   Accounts receivable, less allowance for ....
     doubtful accounts.........................                          219,046         91,481                            310,527
   Inventory...................................                          118,553        110,248           (130) (b)        228,671
   Prepaid expenses and other current
     assets....................................          29,799           34,753         52,598                            117,150
                                                  -------------   --------------  -------------  -------------       -------------
       Total current assets....................          49,483          388,095        270,921           (130)            708,369

Property and equipment, net....................          11,441          101,671        116,103           (500) (b)        228,715
Intangible assets, net.........................                          567,010        356,014                            923,024
Investment in subsidiaries.....................       1,140,020                                     (1,140,020) (a)
Other assets...................................          97,683           30,334         66,684                            194,701
Net assets of discontinued operations:
   Amounts to become receivable upon the
     Distributions.............................         132,145                                                            132,145
   All other net assets........................                                         354,473                            354,473
                                                  -------------   --------------  -------------  -------------       -------------

       Total assets............................   $   1,430,772   $    1,087,110  $   1,164,195  $  (1,140,650)       $  2,541,427
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt.............................   $     365,000   $        1,859  $       1,368  $                      $  368,227
   Short-term intercompany balances............          66,027         (100,324)        34,297
   Accounts payable............................           2,303           85,712         74,703                            162,718
   Accrued compensation........................           4,218           20,918         17,877                             43,013
   Other accrued liabilities...................         (26,456)          60,113         47,988           (234) (b)         81,411
                                                  -------------   --------------  -------------  -------------       -------------
       Total current liabilities...............         411,092           68,278        176,233           (234)            655,369

Long-term debt.................................         373,750            5,083          3,341                            382,174
Other long-term liabilities and minority
  interests....................................          13,908            3,510            335                             17,753
Long-term intercompany balances................        (651,930)         195,242        456,785            (97) (b)
                                                  -------------   --------------  -------------  -------------       -------------
       Total liabilities.......................         146,820          272,113        636,694           (331)          1,055,296
                                                  -------------   --------------  -------------  -------------       -------------

Stockholders' equity:
   Common stock................................              33                                                                 33
   Additional paid-in capital..................       1,417,917          709,266        484,962     (1,140,020) (a)      1,472,125
   Accumulated other comprehensive loss........         (66,472)                        (46,331)                          (112,803)
   Retained earnings (accumulated deficit).....         (67,526)         105,731         88,870           (299) (b)        126,776
                                                  -------------   --------------  -------------  -------------       -------------
       Total stockholders' equity..............       1,283,952          814,997        527,501     (1,140,319)          1,486,131
                                                  -------------   --------------  -------------  -------------       -------------
       Total liabilities and stockholders'
         equity                                  $    1,430,772   $    1,087,110  $   1,164,195  $  (1,140,650)       $  2,541,427
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------

STATEMENTS OF OPERATIONS

                                                                  FOR THE THREE MONTHS ENDED JANUARY 23, 1999
                                                 -----------------------------------------------------------------------------------
                                                    U.S. OFFICE                        NON-
                                                 PRODUCTS COMPANY      GUARANTOR     GUARANTOR      CONSOLIDATING      CONSOLIDATED
                                                 (PARENT COMPANY)    SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS          TOTAL
                                                 ----------------    ------------   ------------    -------------      -------------

Revenues.......................................   $               $      469,497  $     215,322  $      (8,197) (c)    $   676,622
Cost of revenues...............................          (2,919)         347,239        146,366         (8,137) (c)        482,549
                                                  -------------   --------------  -------------  -------------       -------------
       Gross profit............................           2,919          122,258         68,956            (60)            194,073

Selling, general and administrative expenses...           9,080           92,562         52,460            (60) (c)        154,042
Amortization expense...........................             103            4,100          2,234                              6,437
Strategic Restructuring Plan costs.............
Operating restructuring costs..................           1,176            2,974            884                              5,034
Impaired asset write-offs......................                            2,778                                             2,778
                                                  -------------   --------------  -------------  -------------       -------------
       Operating income (loss).................          (7,440)          19,844         13,378                             25,782


Interest expense...............................          31,376          (14,084)        11,614                             28,906
Interest income................................              (8)            (200)           (91)                              (299)
Loss on sale of businesses.....................                                           4,964                              4,964
Other  expense.................................             (12)             448            628                              1,064
                                                  -------------   --------------  -------------  -------------       -------------
Income (loss) from continuing operations before
provision for (benefit from) income taxes .....         (38,796)          33,680         (3,737)                            (8,853)
Provision for (benefit from) income taxes......         (13,559)          16,377            792                              3,610
                                                  -------------   --------------  -------------  -------------       -------------
Net income (loss)..............................   $     (25,237)  $       17,303  $      (4,529) $                      $  (12,463)
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------



                                                                     FOR THE THREE MONTHS ENDED JANUARY 24, 1998
                                                 -----------------------------------------------------------------------------------
                                                    U.S. OFFICE                        NON-
                                                 PRODUCTS COMPANY      GUARANTOR     GUARANTOR      CONSOLIDATING      CONSOLIDATED
                                                 (PARENT COMPANY)    SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS          TOTAL
                                                 ----------------    ------------   ------------    -------------      -------------

Revenues.......................................   $               $      446,929  $     224,785  $      (5,755) (c)     $  665,959
Cost of revenues...............................          (2,057)         330,164        154,309         (5,677) (c)        476,739
                                                  -------------   --------------  -------------  -------------       -------------
       Gross profit............................           2,057          116,765         70,476            (78)            189,220

Selling, general and administrative expenses...           5,327           86,957         54,279            (66) (c)        146,497
Amortization expense...........................                            3,200          2,234                              5,434
                                                  -------------   --------------  -------------  -------------       -------------
       Operating income (loss).................          (3,270)          26,608         13,963            (12)             37,289

Interest expense...............................           7,548           (1,755)         3,687                              9,480
Interest income................................           2,420           (2,528)          (309)                              (417)
Other expense..................................                               57             92                                149
                                                  -------------   --------------  -------------  -------------       -------------
Income (loss) from continuing operations
  before provision for (benefit from) income
  taxes........................................         (13,238)          30,834         10,493            (12)             28,077
Provision for (benefit from) income taxes......          (6,102)          14,213          4,540             (5) (c)         12,646
                                                  -------------   --------------  -------------  -------------       -------------
Income (loss) from continuing operations......           (7,136)          16,621          5,953             (7)             15,431
Income from discontinued operations,
  net of income taxes..........................                                           3,085                              3,085
                                                  -------------   --------------  -------------  -------------       -------------
Net income (loss)..............................   $      (7,136)  $       16,621  $       9,038  $          (7)          $  18,516
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------

STATEMENTS OF OPERATIONS

                                                                    FOR THE NINE MONTHS ENDED JANUARY 23, 1999
                                                 -----------------------------------------------------------------------------------
                                                    U.S. OFFICE                        NON-
                                                 PRODUCTS COMPANY      GUARANTOR     GUARANTOR      CONSOLIDATING      CONSOLIDATED
                                                 (PARENT COMPANY)    SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS          TOTAL
                                                 ----------------    ------------   ------------    -------------      -------------

Revenues.......................................   $               $    1,420,968  $     609,880  $     (25,072) (c)   $  2,005,776
Cost of revenues...............................          (5,615)       1,058,932        420,655        (24,972) (c)      1,449,000
                                                  -------------   --------------  -------------  --------------      -------------
       Gross profit............................           5,615          362,036        189,225           (100)            556,776

Selling, general and administrative expenses...          25,063          274,714        153,828            (97) (c)        453,508
Amortization expense...........................             308           11,685          6,566                             18,559
Strategic Restructuring Plan costs.............          96,948              555                                            97,503
Operating restructuring costs..................           1,176           10,469          5,584                             17,229
Impaired asset write-offs......................                            2,778                                             2,778
                                                  -------------   --------------  -------------  -------------       -------------
       Operating income (loss).................        (117,880)          61,835         23,247             (3)            (32,801)

Interest expense...............................          83,240          (35,665)        29,210                             76,785
Interest income................................            (101)            (726)          (298)                            (1,125)
Loss on sale of businesses.....................                                           7,500                              7,500
Other expense..................................              (7)             756           (704)                                45
                                                  -------------   --------------  -------------- -------------       -------------
Income (loss) from continuing operations
  before provision for (benefit from) income
  taxes and extraordinary items................        (201,012)          97,470        (12,461)            (3)           (116,006)
Provision for (benefit from) income taxes......         (62,850)          46,904            (71)            (1) (c)        (16,018)
                                                  -------------   --------------  -------------  --------------      -------------
Income (loss) from continuing operations
  before extraordinary items  .................        (138,162)          50,566        (12,390)            (2)            (99,988)
Loss from discontinued operations,
  net of income taxes..........................                                          (1,294)                            (1,294)
                                                  -------------   --------------  -------------- --------------      -------------
Income (loss) before extraordinary items.......        (138,162)          50,566        (13,684)            (2)           (101,282)
Extraordinary items - loss on early
  termination of debt facilities, net of
  income taxes.................................             269                                                                269
                                                  -------------   --------------  -------------  -------------       -------------
Net income (loss)..............................   $    (138,431)  $       50,566  $     (13,684) $          (2)        $  (101,551)
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------


                                                                    FOR THE NINE MONTHS ENDED JANUARY 24, 1998
                                                 -----------------------------------------------------------------------------------
                                                    U.S. OFFICE                        NON-
                                                 PRODUCTS COMPANY      GUARANTOR     GUARANTOR      CONSOLIDATING      CONSOLIDATED
                                                 (PARENT COMPANY)    SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS          TOTAL
                                                 ----------------    ------------   ------------    -------------      -------------

Revenues.......................................   $               $    1,275,439  $     669,101  $     (14,427) (c)   $  1,930,113
Cost of revenues...............................          (2,604)         949,832        457,790        (14,163) (c)      1,390,855
                                                  -------------   --------------  -------------  -------------       -------------
       Gross profit............................           2,604          325,607        211,311           (264)            539,258

Selling, general and administrative expenses...          15,153          250,328        170,669           (113) (c)        436,037
Amortization expense...........................                            7,022          6,808                             13,830
                                                  -------------   --------------  -------------  -------------       -------------
       Operating income (loss).................         (12,549)          68,257             33,834           (151)         89,391

Interest expense...............................          21,877           (4,993)        10,650                             27,534
Interest income................................           4,849           (5,040)        (1,354)                            (1,545)
Other expense..................................          (1,084)          (4,878)          (407)                            (6,369)
                                                  -------------   --------------- -------------  -------------       -------------
Income (loss) from continuing operations
  before provision for (benefit from) income
  taxes........................................         (38,191)          83,168         24,945           (151)             69,771
Provision for (benefit from) income taxes......         (18,565)          40,429         10,738            (67) (c)         32,535
                                                  -------------   --------------  -------------  -------------       -------------
Income (loss) from continuing operations......          (19,626)          42,739         14,207            (84)             37,236
Income from discontinued operations,
  net of income taxes..........................                                          25,464                             25,464
                                                  -------------   --------------  -------------  -------------       -------------
Net income (loss)..............................   $     (19,626)  $       42,739  $      39,671  $         (84)          $  62,700
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------

STATEMENTS OF CASH FLOWS

                                                                     FOR THE NINE MONTHS ENDED JANUARY 23, 1999
                                                 -----------------------------------------------------------------------------------
                                                    U.S. OFFICE                        NON-
                                                 PRODUCTS COMPANY      GUARANTOR     GUARANTOR      CONSOLIDATING      CONSOLIDATED
                                                 (PARENT COMPANY)    SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS          TOTAL
                                                 ----------------    ------------   ------------    -------------      -------------
Cash flows from operating activities...........   $    (107,246)  $      119,237  $        (463) $         (56) (d)      $  11,472
Cash flows from investing activities...........         (26,031)         (16,420)       (22,271)            56  (d)        (64,666)
Cash flows from financing activities...........         121,322         (111,804)        20,287                             29,805
Effect of exchange rates on cash and cash
  equivalents..................................                                             321                                321
Cash used in discontinued operations...........                                         (12,518)                           (12,518)
                                                  -------------   --------------  -------------  -------------       -------------
Net decrease in cash and cash
 equivalents...................................        (11,955)           (8,987)       (14,644)                           (35,586)
Cash and cash equivalents at beginning

  of period....................................          19,684           15,743         16,594                             52,021
                                                  -------------   --------------  -------------  -------------       -------------
Cash and cash equivalents at end of period.....   $       7,729   $        6,756  $       1,950  $                       $  16,435
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------


                                                                   FOR THE NINE MONTHS ENDED JANUARY 24, 1998
                                                 -----------------------------------------------------------------------------------
                                                    U.S. OFFICE                        NON-
                                                 PRODUCTS COMPANY      GUARANTOR     GUARANTOR      CONSOLIDATING      CONSOLIDATED
                                                 (PARENT COMPANY)    SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS          TOTAL
                                                 ----------------    ------------   ------------    -------------      -------------
Cash flows from operating activities...........   $     (51,548)  $       56,210  $      32,258  $         (83) (d)      $  36,837
Cash flows from investing activities...........         (29,036)           2,638        (73,249)           180  (d)        (99,467)
Cash flows from financing activities...........          87,985          (52,855)        35,803            (97) (d)         70,836
Effect of exchange rates on cash and cash
  equivalents..................................                                          (3,159)                            (3,159)
Cash used in discontinued operations...........                                          (3,815)                            (3,815)
                                                  -------------   --------------  -------------  -------------       -------------
Net increase (decrease) in cash and cash
 equivalents...................................           7,401            5,993        (12,162)                             1,232
Cash and cash equivalents at beginning
  of period....................................          13,210            7,758         23,058                             44,026
                                                  -------------   --------------  -------------  -------------       -------------
Cash and cash equivalents at end of period.....   $      20,611   $       13,751  $      10,896  $                       $  45,258
                                                  -------------   --------------  -------------  -------------       -------------
                                                  -------------   --------------  -------------  -------------       -------------




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

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (fiscal 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 (fiscal 2000 for the Company). SOP 98-1 provides guidance for accounting for the costs of computer software developed or obtained for internal use. Management of the Company anticipates that the adoption of SOP 98-1 will not have a significant effect on the Company's results of operations or its financial position.

NOTE 9 - SUBSEQUENT EVENTS

At the end of February 1999, Thomas Morgan tendered his resignation as President and Chief Executive Officer and a director of the Company, to assume the position of Chief Executive Officer of Value America, Inc. Effective February 26, 1999, the Company's Board of Directors accepted Mr. Morgan's resignation and named Charles P. Pieper, Chairman of the Company's Board of Directors, to the additional position of Chief Executive Officer of the Company.

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

CAPITALIZED TERMS USED IN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS WITHOUT SEPARATE DEFINITIONS HAVE THE MEANING GIVEN TO THEM IN NOTE 1 TO THE NOTES TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THE QUARTERLY REPORT ON FORM 10-Q.

INTRODUCTION

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

The Company derives revenues primarily from the sale of a wide variety of office supplies, office furniture, and other office products, including office coffee, beverage, and vending products and services to corporate, commercial and industrial customers. Cost of revenues represents the purchase price for office supplies, office furniture, and other office products and includes occupancy and delivery costs and is reduced by rebates and discounts on inventory when such inventory is sold. Selling, general and administrative expenses represent product marketing and selling costs, customer service and product design costs, warehouse costs, and other administrative expenses.

From its inception in 1994 through the end of the 1997 calendar year, the Company grew primarily through acquisitions. At the time it adopted the Strategic Restructuring Plan in January 1998, the Company announced its intention to change its strategic focus and pursue increased revenues and profitability primarily through operating strategies intended to improve the efficiency of its existing businesses. The Company said it expected to reduce its acquisition volume significantly. The Company has acquired many fewer businesses since the start of the 1999 fiscal year than it did during comparable periods of prior years. In addition, consistent with the Company's announced expectations, acquisitions have involved smaller businesses and have accounted for a much smaller percentage of the Company's revenue growth than in the past. In November 1998, the Company indicated that it intended to reduce future acquisitions even further than originally expected, in order to devote substantially all of its management attention and capital resources to the operation of its existing businesses. See "--Factors Affecting the Company's Business - Change in Strategic Focus and Growth Strategy" and "--Challenges of Business Integration and Consolidation" for a discussion of risks and uncertainties associated with these changes.

As a result of the Strategic Restructuring Plan and the Financing Transactions, the Company's reported results reflect substantially higher interest expense, and higher effective income tax rates, than in prior periods. Consistent with the Company's announced expectations at the time it adopted the Strategic Restructuring Plan, these increased expenses have significantly reduced the Company's reported net income and net income per share in fiscal 1999, as compared to prior periods. In the quarter ended January 23, 1999, the Company reported a net loss. See - "Consolidated Results of Operations." Rather than net income and net income per share, management believes that a more meaningful indication of the Company's performance is cash flows from operations and earnings from continuing operations before interest expense, provision for income taxes, depreciation expense, amortization expense, loss on sale of businesses, impaired asset write-offs and restructuring costs ("EBITDA"). In focusing on improving the operations of its existing businesses, the Company is seeking to increase EBITDA both in absolute terms and as a percentage of revenues. For a discussion of EBITDA in the quarter ended January 23, 1999, as compared with prior periods, as well as a discussion of the Company's plans to seek increases in EBITDA as a percentage of revenues, see "--Consolidated Results of Operations."

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

Consistent with the objectives of the Strategic Restructuring Plan and as part of the Company's increased focus on operational matters, the Company instituted cost reduction measures following completion of the Strategic Restructuring Plan, including reductions in headcount, the elimination of duplicative facilities, the consolidation of certain operating functions, and the deployment of common information systems. In implementing these cost reduction measures, the Company has incurred, and will in the future incur, certain operating restructuring costs. The Company recorded operating restructuring charges of approximately $12.2 million in the first six months of fiscal 1999, reflecting the costs of the plans actually being implemented. Approximately $2.3 million of this charge reflected non-cash items. In the third fiscal quarter of 1999, the Company recorded additional operating restructuring charges of approximately $5.0 million. A majority of the restructuring charge recorded in the third fiscal quarter reflects severance costs relating to employees who were notified that their positions were being eliminated. The remainder of the charges reflect costs associated with facility consolidations. Approximately $0.1 million of the charge in the third quarter reflects non-cash items.

Management has estimated that the Company will record a total of approximately $30-35 million of operating restructuring charges (including the $17.2 million recorded in the first three quarters of the 1999 fiscal year) during the 1999 and 2000 fiscal years for cost reduction measures adopted since the completion of the Strategic Restructuring Plan. Management expects to record approximately $4 million of these charges in the fourth quarter of fiscal 1999, and the remaining amount in fiscal 2000. It is expected that approximately one-quarter of these charges will reflect non-cash items. These charges will include employee severance costs resulting from the expense reduction program that the Company initiated in the second quarter of the current fiscal year, costs associated with the establishment of District Fulfillment Centers ("DFCs") in Nashville, New Orleans, Austin, Portland, Los Angeles, and Milwaukee, and other costs associated with additional facility consolidation. (DFCs are centralized warehouses conducting operations that service geographic regions previously serviced by multiple facilities.)

In recent months, the Company has decided to implement additional significant changes designed to reduce costs and increase profitability more quickly than had been occurring. The Company has formed a series of "accelerated change teams" including Company personnel and outside professional consultants. The initiatives address the following areas:

- Improvements in a wide variety of operational and functional areas, including pricing, sourcing, product warehousing and distribution systems, financial reporting and information systems, and organizational structure;

- Identification of under-performing operations, or businesses that are non-core and that management does not believe can be managed productively in the near term, within NAOPG and Blue Star, and development of recommendations for fixing, selling or closing these units and businesses;

-          Analysis of the organization and management of the NAOPG; and

- Reduction of working capital needs by improved management of inventory, receivables and payables.

While these initiatives are aimed at producing cost savings and margin and productivity improvements, the Company is in the early stages of developing these initiatives, and there is no assurance that they will be successful. In addition, over the near term these initiatives will produce an increase in costs, principally due to the costs of outside professional assistance. Implementation of the changes may also result in additional charges including severance costs, facility closure costs, write-downs or write-offs of goodwill and other assets. Because the Company is seeking to effect change at an accelerated pace, these charges may be recognized more rapidly than they otherwise have; in addition, because of the rapid changes the Company is seeking to effect, it may write-down or write-off assets that it previously had expected to use in continuing operations. In some cases, charges may relate to businesses that the Company had expected to continue to operate or to operate on a temporary basis, pending disposition, but decides instead to close. See "--Risks Related to Dispositions." These charges will be in addition to the $30-$35 million related to plans that have already been approved. Although management cannot yet estimate these costs, they are likely to have the effect of reducing earnings and EBITDA over the near term.

Except where specifically noted, the discussion of financial condition and results of operations that appears below covers only the Company's continuing operations. For additional information about the results of discontinued operations, see Note 2 to the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The Company's financial condition and results of operations have changed dramatically from the Company's inception in October 1994 to January 23, 1999 as a result of the Company's aggressive acquisition program and the completion of the Strategic Restructuring Plan. The Company completed 238 business combinations (195 related to continuing operations and 43 related to discontinued operations) from its inception through the end of fiscal 1998, 54 of which were accounted for under the pooling-of-interests method (39 related to continuing operations and 15 related to discontinued operations). All 73 business combinations completed during fiscal 1998 were accounted for under the purchase method. Prior to the adoption of the Strategic Restructuring Plan, 22 of the fiscal 1998 business combinations had been accounted for under the pooling-of-interests method (12 related to continuing operations, including the acquisition of MBE, and 10 related to discontinued operations). Following adoption of the Strategic Restructuring Plan, the Company restated its historical consolidated financial statements to account for these 22 business combinations under the purchase method. The Company has completed an additional 22 business combinations, all of which were accounted for under the purchase method, during the nine months ended January 23, 1999. The Company's consolidated financial statements give retroactive effect to the business combinations accounted for under the pooling-of-interests method during fiscal

1997 and 1996 and include the results of companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates.

Due to the Company's growth through acquisitions, year-to-year comparisons of the historical results of the Company's operations have been affected primarily by the addition of acquired companies. In most instances, dollar increases in the various revenue and expense components of the Company's results are due primarily to growth from acquisitions. However, the increases in interest expense are directly related to the increase in debt, and the interest rates associated with such debt, resulting from the completion of certain elements of the Strategic Restructuring Plan. Neither the magnitude nor the source of such year-to-year changes is necessarily indicative of changes that will occur in the future. As noted above, the Company's strategy is to continue to focus on operational improvements and to significantly reduce its acquisition activity. The Company expects that the impact of acquisitions on the future results of the Company's continuing operations will decrease because the number and size of companies that it acquires are likely to be much smaller, and the Company's existing operations are much larger, than in prior years.

CONSOLIDATED RESULTS OF OPERATIONS

     THREE MONTHS ENDED JANUARY 23, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 24, 1998

Consolidated revenues increased 1.6%, from $666.0 million for the three months ended January 24, 1998, to $676.6 million for the three months ended January 23, 1999. This increase was primarily due to acquisitions. Revenues for the three months ended January 23, 1999 include revenues from 49 companies acquired in business combinations accounted for under the purchase method after the beginning of the third quarter of fiscal 1998 (the "3Q Purchased Companies"). Revenues for the three months ended January 24, 1998 include revenues from 16 of such 3Q Purchased Companies for a portion of such period. This increase was partially offset by a decline in international revenues as a result of the devaluation of the New Zealand and Australian dollars against the U.S. dollar (the "USD"). Because revenues generated in New Zealand and Australia contributed approximately one-third of the Company's consolidated revenues during this period, management estimates that currency devaluation had the effect of reducing the Company's increase in reported consolidated revenues (in U.S. dollar terms) by approximately 4.1%. On a pro forma basis, to give effect to the Strategic Restructuring Plan and the purchase acquisitions completed after the beginning of the third fiscal quarter of 1998, and assuming that the average exchange rates for the New Zealand and Australian dollars in the third fiscal quarter of 1998 were equal to the average exchange rates in the third quarter of fiscal 1999, revenues increased 0.2%. See "--Pro Forma Results of Operations."

NAOPG revenues increased 2.9% from $431.0 million or 64.7% of consolidated revenues for the three months ended January 24, 1998, to $443.4 million or 65.5% of consolidated revenues for the three months ended January 23, 1999. This increase was primarily due to acquisitions. On a pro forma basis NAOPG revenues in the third quarter decreased 1.5%, primarily due to the impact of losing a number of larger local and regional accounts to competitors, often when the headquarters office of a customer's business consolidates its office supply purchasing activities and awards a contract to a single supplier other than the Company. See "-Pro Forma Results of Operations." Although the Company has been successful in adding a substantial number of mid-sized and smaller accounts (including more than 5,000 new accounts during a six-week sales program in the third quarter of fiscal 1999), the loss of larger customer business more than offset the increase in business from such mid-sized and smaller accounts. To address the loss of larger customers the Company has instituted a national accounts system that allows it to handle such customers' order, pricing, billing and delivery requirements.

International revenues decreased 4.2%, from $224.8 million, or 33.8% of consolidated revenues, for the three months ended January 24, 1998, to $215.3 million, or 31.8% of consolidated revenues, for the three months ended January 23, 1999. International revenues consist primarily of revenues from New Zealand and Australia, with the balance from Canada. This decrease is due primarily to the devaluation of the New Zealand and Australian dollars against the USD. The following table details the declines in the average exchanges rates of the New Zealand and Australian dollars versus the USD for the three months ended January 23, 1999 and January 24, 1998:

                                                          AVERAGE EXCHANGE RATES
                                                        FOR THE THREE MONTHS ENDED
                                                       -----------------------------
                                                        JANUARY 23,    JANUARY 24,
                                                              1999          1998        DECLINE
                                                       --------------  -------------  -----------
                                   New Zealand dollar            $.53           $.60        $(.07)
                                   Australian dollar             $.63           $.68        $(.05)

International revenues in New Zealand and Australia, calculated in their local currencies, increased 8.1% for the three months ended January 23, 1999, as compared to the three months ended January 24, 1998. This increase was due primarily to the inclusion, in the revenues for the three months ended January 23, 1999, of revenues from 24 companies that were acquired in business combinations accounted for under the purchase method after the beginning of the third quarter of fiscal 1998. Revenues from nine such companies were included in revenues for a portion of the three months ended January 24, 1998. See "-Pro Forma Results of Operations."

MBE revenues increased 58.4%, from $13.4 million, or 2.0% of consolidated revenues, for the three months ended January 24, 1998, to $21.2 million, or 3.1% of consolidated revenues, for the three months ended January 23, 1999. This increase was primarily the result of MBE only being consolidated for two months in the earlier period. On a pro forma basis MBE revenues decreased 4%, however, same store sales increased 9% over the last year. The primary reason for the overall decline in pro forma revenues is due to the fact that in the third quarter of fiscal 1998, MBE recorded revenues related to the sale of several area franchises and there were no area franchises sold in the third quarter of fiscal 1999. See "-Pro Forma Results of Operations."

Gross profit increased 2.6%, from $189.2 million for the three months ended January 24, 1998, to $194.1 million for the three months ended January 23, 1999. The increase in gross profit is directly related to the increase in revenues. As a percentage of revenues, gross profit increased from 28.4% for the three months ended January 24, 1998, to 28.7% for the three months ended January 23, 1999. The Company believes that the increase in gross profit as a percentage of revenues reflects a number of positive factors including the disposal in the third quarter of a low margin under-performing technology business in New Zealand and a strong New Zealand retail performance over the holiday season. Such positive factors were offset in part by disappointing margins at certain under-performing units at NAOPG and Blue Star. The initiatives discussed above in "-Introduction" are designed to address the factors that management believes are adversely affecting gross margins, but gross margins are affected in part by circumstances beyond management's control (including the factors described under "--Factors Affecting the Company's Business" below) and there can be no assurances of the timing or magnitude of such improvements, or whether they will be realized at all. Gross margin improvement efforts could be offset in whole or in part by further declines in the value of the New Zealand dollar, increasing price competition in the United States, and other factors discussed above in "-Introduction" and below under "--Factors Affecting the Company's Business."

Selling, general and administrative expenses increased 5.2%, from $146.5 million for the three months ended January 24, 1998, to $154.0 million for the three months ended January 23, 1999, primarily due to the increase in revenues and corporate costs. Selling, general and administrative expenses as a percentage of revenues increased from 22.0% for the three months ended January 24, 1998, to 22.8% for the three months ended January 23, 1999. The increase in selling, general and administrative expenses as a percentage of revenues was the net result of a number of factors, including: (i) the disposal of a low overhead under-performing technology business in New Zealand; (ii) increased corporate expenses; and (iii) slower than expected reduction of expenses through the continued consolidation of certain redundant facilities and job functions.

Amortization expense increased 18.5%, from $5.4 million for the three months ended January 24, 1998, to $6.4 million for the three months ended January 23, 1999. This increase is due exclusively to the amortization of intangible assets recorded in conjunction with the significant number of business combinations, accounted for under the purchase method, completed since the beginning of the fiscal 1998.

EBITDA decreased from $51.9 million, for the three months ended January 24, 1998, to $49.7 million, for the three months ended January 23, 1999. EBITDA as a percentage of revenues decreased from 7.8% for the three months ended January 24, 1998, to 7.3% for the three months ended January 23, 1999. EBITDA is provided because it is a measure commonly used by analysts and investors to determine a company's ability to incur and service debt. EBITDA is not a measurement of performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

The Company recorded operating restructuring costs of approximately $5.0 million during the three months ended January 23, 1999. See "--Introduction" for a complete discussion of operating restructuring charges.

The Company wrote off $2.8 million of impaired assets during the three months ended January 23, 1999. The write-off consisted entirely of goodwill related to an under-performing technology business in the United States that was closed in December 1998.

Interest expense, net of interest income, increased 215.6%, from $9.1 million for the three months ended January 24, 1998, to $28.6 million for the three months ended January 23, 1999. This increase is due primarily to the completion of the Strategic Restructuring Plan and the Financing Transactions in June 1998. This resulted from a significant increase in both the amount of debt outstanding and the average interest rate related to such debt. At January 23, 1999, the Company had total debt outstanding of approximately $1,217.9 million at an average interest rate of approximately 9.2%.

The Company recorded a $5.0 million pre-tax loss on the sale of businesses during the three months ended January 23, 1999. The loss was the result of the sale of an under-performing technology business in New Zealand during the three months ended January 23, 1999.

Other expenses increased from $0.1 million for the three months ended January 24, 1998, to $1.1 million for the three months ended January 23, 1999. Other expenses include the Company's share of the net income or loss of Dudley, in which the Company has a 49% equity investment, and miscellaneous other income and expense items. The increase is due primarily to Dudley reporting a net loss for the three months ended January 23, 1999, of which the Company's share amounted to approximately $0.6 million and net income for the three months ended January 24, 1998, of which the Company's share amounted to approximately $0.1 million. The loss reported by Dudley in the current quarter is primarily due to the impact of a new national distribution facility which has increased operating costs.

Provision for income taxes decreased from $12.6 million for the three months ended January 24, 1998 to $3.6 million for the three months ended January 23, 1999, reflecting effective income tax rates of 45.0% and -40.8%, respectively. The provision for income taxes for the three month period ended January 24, 1998 reflects the recording of an income tax provision at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. In addition, the effective tax rate was increased to reflect non-deductible goodwill amortization expense. The provision for income taxes for the three months ended January 23, 1999 reflects the net impact of (i) an income tax provision of 180.0% on the results from continuing operations, excluding the operating restructuring costs and loss on the sale of the business in New Zealand; and (ii) an income tax benefit on the operating restructuring costs ($5.0 million) and the loss on the sale of businesses in New Zealand ($5.0 million), as the Company believes that such costs will be deductible for income tax purposes. The 180.0% effective tax rate discussed above reflects the recording of an income tax provision at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective tax rate in the current quarter is not comparable to the effective tax rate in the third quarter last year due to the combined effect of
(i) the low level of pre-tax earnings in the current quarter, (ii) the incurrence of significant non-deductible goodwill and (iii) the impact of reducing the earnings estimate for the full year. As a result, the Company has recorded a tax provision in the current quarter despite reporting a pre-tax loss in the financial statements.

Although Note 6 of the Notes to the Company's consolidated financial statements indicates that, on a pro forma basis, the Company would have had a net loss of $9.9 million from continuing operations before extraordinary items for the three months ended January 23, 1999, the Company had pro forma EBITDA for such period of $50.4 million, which was significantly greater than the pro forma interest expense of $26.5 million. See "--Liquidity and Capital Resources" and "--Factors Affecting the Company's Business" for a discussion of the Company's ability to meet its debt service obligations.

Income from discontinued operations was $3.1 million for the three months ended January 24, 1998. There was no income from discontinued operations included in the Company's consolidated financial statements for the three months ended January 23, 1999, as the Distributions were completed on June 9, 1998. Therefore, the results of the Spin-Off Companies were not included in the Company's consolidated statement of operations during the three months ended January 23, 1999. See Note 2 of the notes to the Company's consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.

     NINE MONTHS ENDED JANUARY 23, 1999 COMPARED TO NINE MONTHS ENDED JANUARY 24, 1998

Consolidated revenues increased 3.9%, from $1,930.1 million for the nine months ended January 24, 1998, to $2,005.8 million for the nine months ended January 23, 1999. This increase was primarily due to acquisitions. Revenues for the nine months ended January 23, 1999 include revenues from 73 companies acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of fiscal 1998 (the "Purchased Companies"). Revenues for the nine months ended January 24, 1998 include revenues from 40 of such Purchased Companies for a portion of such period. This increase was partially offset by a decline in international revenues as a result of the devaluation of the New Zealand and Australian dollars against the USD. Because revenues generated in New Zealand and Australia contributed approximately one-third of the Company's consolidated revenues during this period, management estimates that currency devaluation had the effect of reducing the Company's increase in reported consolidated revenues (in U.S. dollar terms) by approximately 6.9%. On a pro forma basis, and assuming that the average exchange rates for the New Zealand and Australian dollars in the first three quarters of fiscal 1998 were equal to the average exchange rates in the first three quarters of fiscal 1999, revenues increased 2.3%. See "--Pro Forma Results of Operations."

NAOPG revenues increased 7.4% from $1,256.7 million or 65.1% of consolidated revenues for the nine months ended January 24, 1998 to $1,350.1 million or 67.3% of consolidated revenues for the nine months ended January 23, 1999. This increase was primarily due to acquisitions. On a pro-forma basis NAOPG revenues in the current nine month period increased 2.2% over the same nine month period last year.

International revenues decreased 8.8%, from $669.1 million, or 34.7% of consolidated revenues, for the nine months ended January 24, 1998, to $609.9 million, or 30.4% of consolidated revenues, for the nine months ended January 23, 1999. This decrease is due exclusively to the devaluation of the New Zealand and Australian dollars against the USD. The following table details the declines in the average exchange rates of the New Zealand and Australian dollars versus the USD for the nine months ended January 23, 1999 and January 24, 1998:

                                                            AVERAGE EXCHANGE RATES
                                                           FOR THE NINE MONTHS ENDED
                                                       ------------------------------
                                                        JANUARY 23,    JANUARY 24,
                                                              1999          1998        DECLINE
                                                       --------------  -------------  -----------
                                  New Zealand dollar             $.52           $.64        $(.12)
                                  Australian dollar              $.62           $.72        $(.10)

International revenues in New Zealand and Australia, calculated in their local currencies, increased 11.7% for the nine months ended January 23, 1999, as compared to the nine months ended January 24, 1998. This increase was due primarily to the inclusion, in the revenues for the nine months ended January 23, 1999, of revenues from 31 companies that were acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of fiscal 1998. Revenues from 16 such companies were included in revenues for a portion of the nine months ended January 24, 1998.

MBE revenues have increased from $13.4 million or 0.7% of consolidated revenues for the nine months ended January 24, 1998, to $55.0 million or 2.7% of consolidated revenues for the nine months ended January 23, 1999. This increase was primarily the result of MBE only being consolidated for two months in the earlier period. On a pro forma basis MBE revenues in the current nine month period have decreased 2.3% over the same nine month period last year. For a discussion of this pro forma trend, see - "Consolidated Results of Operations - Three Months Ended January 23, 1999 Compared to Three Months Ended January 24, 1998".

Gross profit increased 3.2%, from $539.3 million for the nine months ended January 24, 1998, to $556.8 million for the nine months ended January 23, 1999. The increase in gross profit is directly related to the increase in revenues. As a percentage of revenues, gross profit decreased from 27.9% for the nine months ended January 24, 1998, to 27.8% for the nine months ended January 23, 1999. The Company believes that the decrease in gross profit as a percentage of revenues is primarily a result of: (i) softness in the contract furniture market; (ii) significant competitive pressures on the Company's retail business in the United States; (iii) the increased cost of importing certain inventory into New Zealand; and (iv) a slight change in account mix at some of the Company's NAOPG operating units, with some lower margin accounts replacing higher margin business; offset in part by the inclusion of the high margin MBE business for the full nine month period in the current year. For a discussion of the Company's expectations regarding future gross margin trends, see "--Consolidated Results of Operations Three Months Ended January 23, 1999 Compared to Three Months Ended January 24, 1998."

Selling, general and administrative expenses increased 4.0%, from $436.0 million for the nine months ended January 24, 1998, to $453.5 million for the nine months ended January 23, 1999, primarily due to the increase in revenues and corporate costs. Selling, general and administrative expenses as a percentage of revenues was 22.6% for the nine months ended January 24, 1998 and the nine months ended January 23, 1999. The Company believes that selling, general and administrative expenses have remained flat as a percentage of revenues due primarily to the net impact of: (i) increased corporate expenses; and (ii) the disposal of a low-overhead under-performing technology business in New Zealand; offset by the elimination of some expenses through the consolidation of certain redundant facilities and job functions.

Amortization expense increased 34.2%, from $13.8 million for the nine months ended January 24, 1998, to $18.6 million for the nine months ended January 23, 1999. This increase is due exclusively to the amortization of intangible assets recorded in conjunction with the significant number of business combinations, accounted for under the purchase method, completed since the beginning of the fiscal 1998.

EBITDA decreased from $131.2 million, for the nine months ended January 24, 1998, to $130.5 million, for the nine months ended January 23, 1999. EBITDA as a percentage of revenues decreased from 6.8% for the nine months ended January 24, 1998, to 6.5% for the nine months ended January 23, 1999.

In conjunction with the completion of the Strategic Restructuring Plan, the Company incurred non-recurring costs from continuing operations of approximately $97.5 million, $70.4 million of which were non-cash. In addition, approximately $11.7 million of such costs were incurred by the Spin-Off Companies and were included in results of discontinued operations. The Strategic Restructuring Plan costs related to continuing operations consisted of: (i) compensation expense of approximately $50.8 million ($49.9 million of which was non-cash) related to the difference between the exercise prices of employee stock options underlying shares that were accepted in the Equity Tender and the $108.00 per share ($27.00 per share prior to the Reverse Stock Split) purchase price in the Equity Tender;
(ii) professional fees (including accounting, legal, investment banking and printing fees) of approximately $26.2 million; and (iii) a non-cash expense of approximately $20.5 million resulting from the issuance of 301,646 incremental shares of common stock (with a market value of $67.75 per share on the date of issuance) related to the temporary, effective reduction in the conversion price of the 2001 Notes from $76.00 to $64.68 per share ($19.00 and $16.17 per share prior to the Reverse Stock Split) on approximately $131.0 million, principal amount, of the 2001 Notes, which the Company made as part of the exchange offer for the 2001 Notes. For a description of the Strategic Restructuring Plan and the Financing

Transactions, see Note 1 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The Company recorded operating restructuring costs of $17.2 million during the nine months ended January 23, 1999, related to the approval and commencement of restructuring plans at a limited number of operating locations. See "--Introduction" for a complete discussion of operating restructuring charges.

Interest expense, net of interest income, increased 191.1%, from $26.0 million for the nine months ended January 24, 1998, to $75.7 million for the nine months ended January 23, 1999. This increase is due primarily to the completion of the Strategic Restructuring Plan and the Financing Transactions in June 1998. This resulted in a significant increase in both the amount of debt outstanding and the average interest rate related to such debt.

Although Note 6 of the Notes to the Company's consolidated financial statements indicates that, on a pro forma basis, the Company would have had a net loss of $19.5 million from continuing operations before extraordinary items for the nine months ended January 23, 1999, the Company had pro forma EBITDA for such period of $134.2 million, which was significantly greater than the pro forma interest expense of $79.5 million. See "--Liquidity and Capital Resources" and "--Factors Affecting the Company's Business" for a discussion of the Company's ability to meet its debt service obligations.

Other income decreased from income of $6.4 million for the nine months ended January 24, 1998, to an expense of $45,000 for the nine months ended January 23, 1999. The decrease is due primarily to the recording of a gain on the sale of an investment and a marketing fee earned in conjunction with providing a license to use a list of the Company's customers during the nine months ended January 24, 1998, and the loss reported by Dudley in the third quarter of fiscal year 1999, due to the impact of a new national distribution facility.

Provision for income taxes changed from an income tax provision of $32.5 million for the nine months ended January 24, 1998 to an income tax benefit of $16.0 million for the nine months ended January 23, 1999, reflecting an effective income tax rate of 46.6% and an effective income tax benefit rate of 13.8%, respectively. The provision for income taxes for the nine month period ended January 24, 1998 reflects the recording of an income tax provision at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. In addition, the effective tax rate was increased to reflect non-deductible goodwill amortization expense. The benefit from income taxes for the nine months ended January 23, 1999 reflects the net impact of: (i) an income tax provision of 116.0% on the results from continuing operations, excluding the aggregate $125.0 million of Strategic Restructuring Plan costs, operating restructuring costs, impaired asset write-offs and the loss on sale of businesses in New Zealand; and (ii) an income tax benefit on approximately half of the aggregate $122.2 million of Strategic Restructuring Plan costs ($97.5 million), operating restructuring costs ($17.2 million) and the loss on the sale of businesses in New Zealand ($7.5 million), as the Company believes that approximately half of such costs will be deductible for income tax purposes. The 116.0% effective tax rate discussed above reflects the recording of an income tax provision at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective tax rate was also increased to reflect the incurrence of non-deductible goodwill amortization expense. The effective income tax benefit rate for the current nine month period is substantially lower than the effective income tax provision rate for the nine months ended January 24, 1998 primarily due to the combined effect of: (i) the pre-tax loss reported in the current period, (ii) the non-deductible nature of a significant proportion of the Strategic Restructuring Plan costs and (iii) the increased level of non-deductible goodwill in the current period.

Income from discontinued operations changed from income of $25.5 million for the nine months ended January 24, 1998, to a loss of $1.3 million for the nine months ended January 23, 1999. See Note 2 of the Notes to Company's consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q.

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

PRO FORMA RESULTS OF OPERATIONS AND EXCHANGE RATE ADJUSTED PRO FORMA RESULTS OF OPERATIONS

The following presents the unaudited quarterly pro forma results of operations of the Company by operating division for the first nine months of fiscal 1999 and 1998 and the unaudited quarterly exchange rate adjusted pro forma results of operations of the Company by operating division for the first nine months of fiscal 1998. The pro forma financial information represents the results of the Company as if the Strategic Restructuring Plan, the Financing Transactions, dispositions and all of the purchase acquisitions related to continuing operations completed after the beginning of fiscal 1998 had been completed on the first day of fiscal 1998. The exchange rate adjusted pro forma results of operations for fiscal 1998 reflect the financial results for the Blue Star Group during the first, second and third quarters of fiscal 1998 converted to USD using the average currency exchange rates from the first, second and third quarters of fiscal 1999, respectively, rather than the average currency exchange rates for the first, second and third quarters of fiscal 1998. The inclusion of exchange rate adjusted data has been made to permit a comparison of the performance of the Company's business, excluding the impact of currency fluctuation, which is beyond the Company's control. This adjustment is not intended to suggest that currency fluctuation does not have a real cost to, or impact on, the Company. However, the impact of currency fluctuation can distort or obscure the Company's true operating performance.

                                                                         FISCAL 1999 PRO FORMA RESULTS
                                                            ------------------------------------------------------------
                                                              FIRST        SECOND            THIRD           NINE MONTH
                                                            QUARTER        QUARTER          QUARTER            TOTAL
                                                            -------        -------          -------          -----------
Consolidated:
   Revenues                                                  $659,777       $676,798         $676,122         $2,012,697
   Operating income before
    restructuring costs and asset write-downs                  24,679         29,209           34,292             88,180
   EBITDA before
    restructuring costs and asset write-downs                  39,568         44,327           50,352            134,247

NAOPG:
   Revenues                                                   453,085        472,139          442,867          1,368,091
   Operating income before
    restructuring costs and asset write-downs                  18,801         21,836           22,648             63,285
   EBITDA before
    restructuring costs and asset write-downs                  25,703         29,203           30,241             85,147

Blue Star Group:
   Revenues                                                   191,246        186,315          212,093            589,654
   Operating income before
    restructuring costs                                         7,126          8,181           13,906             29,213
   EBITDA before
    restructuring costs                                        13,144         13,870           20,316             47,330
   Average exchange rates                                         .53            .51              .53               .52

Mail Boxes Etc.:
   Revenues                                                    15,446         18,344           21,162             54,952
   Operating income before
    restructuring costs                                         3,415          3,579            4,441             11,435
   EBITDA before
    restructuring costs                                         5,288          5,507            6,381             17,176

Parent Company:
   Revenues
   Operating loss before
    restructuring costs                                        (4,663)        (4,387)          (6,703)           (15,753)
   EBITDA before
    restructuring costs                                        (4,567)        (4,253)          (6,586)           (15,406)

                                                                            FISCAL 1998 PRO FORMA RESULTS
                                                            ----------------------------------------------------------
                                                              FIRST        SECOND           THIRD          NINE MONTH
                                                            QUARTER        QUARTER         QUARTER           TOTAL
                                                            -------        -------         -------         ----------
Consolidated:
   Pro forma:
     Revenues                                                $684,804       $707,192         $700,965         $2,092,961
     Operating income                                          31,343         32,826           42,961            107,130
     EBITDA                                                    48,598         49,876           59,363            157,837
   Pro forma - Exchange rate adjusted:
     Revenues                                                 631,927        661,167          674,685          1,967,779
     Operating income                                          28,981         30,468           41,198            100,647
     EBITDA                                                    44,499         45,986           56,786            147,271

NAOPG:
   Pro forma:
     Revenues                                                 427,301        461,467          449,678          1,338,446
     Operating income                                          21,078         22,343           23,760             67,181
     EBITDA                                                    27,622         30,873           31,051             89,546

Blue Star Group:
   Pro forma:
     Revenues                                                 241,824        227,179          229,249            698,252
     Operating income                                          10,804         11,641           15,381             37,826
     EBITDA                                                    18,745         19,201           22,481             60,427
     Average exchange rates                                       .68            .64              .60                .64
Pro forma - Exchange rate adjusted:
     Revenues                                                 188,947        181,154          202,969            573,070
     Operating income                                           8,442          9,283           13,618             31,343
     EBITDA                                                    14,646         15,311           19,904             49,861
     Average exchange rates                                       .53            .51              .53               .52

Mail Boxes Etc.:
   Pro forma:
     Revenues                                                  15,679         18,546           22,038             56,263
     Operating income                                           2,805          1,865            6,658             11,328
     EBITDA                                                     4,595          3,605            8,550             16,750

Parent Company:
   Pro forma:
     Revenues
     Operating loss                                            (3,344)        (3,023)          (2,838)            (9,205)
     EBITDA                                                    (2,364)        (3,803)          (2,719)            (8,886)

For the three months ended January 23, 1999, pro forma consolidated revenues of $676.1 million increased $1.4 million, or 0.2%, over the exchange rate adjusted pro forma consolidated revenues of $674.7 million, for the three months ended January 24, 1998. Pro forma revenues for the three months ended January 23, 1999 decreased 1.5% and 4.0% at NAOPG and MBE, respectively, and increased 4.5% at Blue Star Group, over pro forma revenues (exchange rate adjusted in the case of Blue Star Group) for the three months ended January 24, 1998.

For the nine months ended January 23, 1999, pro forma consolidated revenues of $2,012.7 million increased $44.9 million, or 2.3%, over the exchange rate adjusted pro forma consolidated revenues of $1,967.8 million, for the nine months ended January 24, 1998. Pro forma revenues for the nine months ended January 23, 1999 increased 2.2% and 2.9% at NAOPG and Blue Star Group, respectively, and decreased 2.3% at MBE, respectively, over pro forma revenues (exchange rate adjusted in the case of Blue Star Group) for the nine months ended January 24, 1998.

The decline in revenues at MBE is due primarily to a decline in franchisee fee revenue due to a fewer number of domestic franchises sold in the third quarter and first nine months of fiscal 1999 versus the third quarter and first nine months of fiscal 1998. See "--Consolidated Results of Operations" for an explanation of the changes in revenues at NAOPG and Blue Star Group.

For the three months ended January 23, 1999, pro forma consolidated EBITDA of $50.4 million declined $6.4 million, or 11.3%, over the exchange rate adjusted pro forma consolidated EBITDA of $56.8 million, for the three months ended January 24, 1998. Pro forma EBITDA for the three months ended January 23, 1999 decreased 2.6% and 25.3% at NAOPG and MBE, respectively, and increased 2.1% at Blue Star Group, over pro forma EBITDA (exchange rate adjusted in the case of Blue Star Group) for the three months ended January 24, 1998.

The decrease in EBITDA at MBE for the current quarter was primarily due to the fact that certain annually recurring expenses incurred in the third quarter of fiscal 1999 were incurred in a different quarter in fiscal 1998. In addition, there was an increase in franchisee support activities and a reduction in vendor support for advertising programs.

For the nine months ended January 23, 1999, pro forma consolidated EBITDA of $134.2 million declined $13.1 million, or 8.9%, over the exchange rate adjusted pro forma consolidated EBITDA of $147.3 million, for the nine months ended January 24, 1998. Pro forma EBITDA for the nine months ended January 23, 1999 increased 2.5% at MBE and declined 4.9% and 5.1% at NAOPG and Blue Star Group, respectively, over pro forma EBITDA (exchange rate adjusted in the case of Blue Star Group) for the nine months ended January 24, 1998.

HISTORICAL DIVISIONAL RESULTS OF OPERATIONS

The following presents the unaudited quarterly results of operations of the Company by operating division for the first nine months of fiscal 1999 and 1998.

                                                                           FISCAL 1999 HISTORICAL RESULTS
                                                            ---------------------------------------------------------
                                                              FIRST        SECOND             THIRD        NINE MONTH
                                                            QUARTER        QUARTER          QUARTER            TOTAL
                                                            -------        -------          -------        ----------
Consolidated:
   Revenues                                               $   651,949    $   677,205    $     676,622    $     2,005,776
   Operating income before
    restructuring costs and asset write-downs                  22,882         28,233           33,594             84,709
   EBITDA before
    restructuring costs and asset write-downs                  37,500         43,384           49,662            130,546

NAOPG:
   Revenues                                                   440,212        466,481          443,367          1,350,060
   Operating income before
    restructuring costs and asset write-downs                  17,702         21,299           21,950             60,951
   EBITDA before
    restructuring costs and asset write-downs                  24,268         28,615           29,551             82,434

Blue Star Group:
   Revenues                                                   196,291        192,380          212,093            600,764
   Operating income before
    restructuring costs                                         6,428          7,742           13,906             28,076
   EBITDA before
    restructuring costs                                        12,511         13,514           20,316             46,341

                                                                          FISCAL 1999 HISTORICAL RESULTS
                                                            -------------------------------------------------------
                                                              FIRST        SECOND             THIRD      NINE MONTH
                                                            QUARTER        QUARTER          QUARTER         TOTAL
                                                            -------        -------          -------      ----------
Mail Boxes Etc.:
   Revenues                                               $    15,446    $    18,344    $      21,162    $        54,952
   Operating income before
    restructuring costs                                         3,415          3,579            4,441             11,435
   EBITDA before
    restructuring costs                                         5,288          5,507            6,381             17,176

Parent Company:
   Revenues
   Operating loss before
    restructuring costs                                        (4,663)        (4,387)          (6,703)           (15,753)
   EBITDA before
    restructuring costs                                        (4,567)        (4,252)          (6,586)           (15,405)


                                                                            FISCAL 1998 HISTORICAL RESULTS
                                                            --------------------------------------------------------
                                                              FIRST        SECOND            THIRD        NINE MONTH
                                                            QUARTER        QUARTER          QUARTER          TOTAL
                                                            -------        -------          -------       ----------
Consolidated:
   Revenues                                               $   614,814    $   649,340    $     665,959    $     1,930,113
   Operating income                                            23,802         28,300           37,289             89,391
   EBITDA                                                      37,296         42,013           51,869            131,178

NAOPG:
   Revenues                                                   390,655        435,057          431,023          1,256,735
   Operating income                                            18,309         20,860           22,569             61,738
   EBITDA                                                      23,786         28,546           29,421             81,753

Blue Star Group:
   Revenues                                                   224,159        214,283          221,576            660,018
   Operating income                                             8,837         10,463           13,619             32,919
   EBITDA                                                      15,874         17,270           19,942             53,086

Mail Boxes Etc.:
   Revenues                                                                                    13,360             13,360
   Operating income                                                                             3,939              3,939
   EBITDA                                                                                       5,225              5,225

Parent Company:
   Revenues
   Operating loss                                              (3,344)        (3,023)          (2,838)            (9,205)
   EBITDA                                                      (2,364)        (3,803)          (2,719)            (8,886)


Historical results for the first and second quarters of fiscal 1998 were not included for MBE since MBE was not acquired by the Company until the third quarter of fiscal 1998. The MBE results for the third quarter of fiscal 1999 were significantly greater than the third quarter of fiscal 1998 because MBE was only consolidated for two months in the earlier period.

LIQUIDITY AND CAPITAL RESOURCES

At January 23, 1999, the Company had cash of $16.4 million and working capital of $368.2 million. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at January 23, 1999, was approximately $1.7 billion.

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

At January 23, 1999, the Company had $784.5 million outstanding under the Credit Facility. The Credit Facility's financial covenants include restrictions based on the Company's pro forma EBITDA. For the third quarter of fiscal 1999, these financial covenants were (i) a debt-to-EBITDA ratio ("Leverage Ratio") of 6.85 to 1.0 and (ii) an EBITDA-to-interest expense ratio ("Interest Coverage Ratio") of 1.5 to 1.0. For the third quarter, the Company remained in compliance with these financial covenants. The actual Leverage Ratio was 6.67 to 1.0 and the actual Interest Coverage Ratio was 1.78 to 1.0. As of January 23, 1999, the Company had additional borrowing availability of approximately $30 million under the terms of these financial ratios. For the fourth quarter of fiscal 1999 (ending April 24, 1999), the financial covenants will become more restrictive; the required Leverage Ratio will be 6.65 to 1.0, and the required Interest Coverage Ratio will be 1.75 to 1.0. The financial covenants will continue to become more restrictive during fiscal 2000.

The Company expects that performance at the low end of the EBITDA range of $175-$185 million for fiscal 1999 should keep it in compliance with the financial covenants at the end of the fourth quarter. However, the Company's ability to perform within this EBITDA range is under increasing pressure. See "-Factors Affecting the Company's Business" for a discussion of factors that could affect the Company's performance. If the Company does not perform within this EBITDA range, it would need to reduce its total indebtedness significantly or negotiate changes to, or relief from, the current financial covenants in the Credit Facility. The Company meets regularly with its banks and keeps them advised of the Company's ongoing performance.

Upon completion of the Strategic Restructuring Plan, the Company terminated and repaid the balance outstanding under its former $500.0 million credit facility and entered into the Credit Facility. The Credit Facility provides for an aggregate principal amount of $1,225.0 million, consisting of (i) a seven-year multi-draw term loan facility totaling $200.0 million, (ii) a seven-year revolving credit facility totaling $250.0 million, (iii) a seven-year term loan facility totaling $100.0 million, and (iv) an eight-year term loan facility totaling $675.0 million. In connection with the completion of the Strategic Restructuring Plan and the Financing Transactions, the Company borrowed the full amount of the two single-draw term loan facilities. The multi-draw facility and the revolving facility remain available for future borrowings. Interest rates on such borrowings bear interest, at the Company's option, at the lending bank's base rate plus an applicable margin of up to 1.50%, or a eurodollar rate plus an applicable margin of up to 2.50%. The Company's obligations under the Credit Facility are guaranteed by its present domestic subsidiaries; future material domestic subsidiaries will also be required to guarantee these obligations. The Credit Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries; future material domestic subsidiaries also will be required to pledge their assets as security. The Company was required to enter into arrangements to ensure that the effective interest rate paid by the Company on at least 50% of the aggregate amount outstanding under the Credit Facility and the 2008 Notes was at a fixed rate of interest. As a result, the Company has entered into interest rate swap arrangements to limit the LIBOR-based interest rate exposure on $500.0 million of the outstanding balance under the Credit Facility to rates ranging from 5.7% to 6.0%. The interest rate swap agreements expire over a period ranging from 2001 to 2003. As a result of these swap agreements (and including the fixed-rate 2008 Notes), the Company has fixed the interest rates on $900 million (75.5%) of the long-term debt outstanding at January 23, 1999.

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

During the nine months ended January 23, 1999, the New Zealand and Australian dollars weakened against the USD. The New Zealand exchange rate decreased from U.S. $.56 at April 25, 1998 to U.S. $54 at January 23, 1999. The Australian exchange rate decreased from U.S. $.65 at April 25, 1998 to U.S. $.64 at January 23, 1999. This resulted in a reduction in stockholders' equity, through a cumulative translation adjustment of approximately $18.1 million, reflecting primarily the impact of the declining exchange rate on the Company's investments in its New Zealand and Australian subsidiaries. In addition, the devaluation has adversely affected the return on the Company's investment in its New Zealand and Australian operations. The Company cannot predict whether exchange rates will increase or decline in the future. If the exchange rates were to decline further, the Company's return on assets and equity from its New Zealand and Australian operations would be further depressed. See "--Factors Affecting the Company's Business - Fluctuations in the Value of the New Zealand and Australian Dollars."

As a result of the Company's increased indebtedness, a portion of the cash flows from the Company's international operations will be required to service debt and interest payments. The Company expects that it will incur additional costs with respect to accessing cash flows from international operations including such items as New Zealand and Australian withholding and other taxes and foreign currency hedging costs. During the nine months ended January 23, 1999, the Company entered into foreign currency forward contracts against (i) the New Zealand dollar with an aggregate notional amount of approximately $30.0 million expiring in January through April 1999; and (ii) the Australian dollar with an aggregate notional amount of approximately $3.5 million expiring in January through April 1999. The effect of these foreign currency forward contracts is to limit the foreign currency exposure on (i) approximately $30.0 million of the Company's net investment in its New Zealand subsidiary at rates of U.S. $.48 to U.S. $.51; and (ii) approximately $3.5 million of the Company's net investment in its Australian subsidiary at a rate of U.S. $.60. As at January 23, 1999, the Company had remaining outstanding forward exchange contracts with an aggregate notional amount of approximately $10.0 million against the New Zealand dollar and $1.0 million against the Australian dollar. See "--Factors Affecting the Company's Business - Fluctuations in the Value of the New Zealand and Australian Dollars."

The Company anticipates its cash on hand, cash flows from operations and borrowings available from the Credit Facility will be sufficient to meet its liquidity requirements for its operations, capital expenditures and additional debt service obligations for the remainder of the fiscal year. See "--Introduction," "--Factors Affecting the Company's Business - Changes in Strategic Focus and Business and Growth Strategies" and "-- Challenges of Business Integration and Consolidation." The Company anticipates capital expenditures of approximately $40.0 million in both fiscal 1999 and fiscal 2000. It is expected that capital expenditures will support the Company's program of operational improvement including consolidation of existing facilities and information system upgrades.

During the nine months ended January 23, 1999, net cash provided by operating activities was $11.5 million. This included the payment of approximately $21.7 million of costs related to the Strategic Restructuring Plan, the payment of approximately $10.4 million of operating restructuring costs and increases in accounts receivable and inventory. However, working capital decreased from $381.1 million as of October 24, 1998 to $368.2 million as of January 23, 1999. The decrease is primarily the result of the Company utilizing working capital, including a reduction in retail inventories in New Zealand, to reduce short-term debt and compensate for the increase in accounts receivable since October 24, 1998. Net cash used in investing activities for the nine months ended January 23, 1999, was $64.7 million, including $34.5 million used for acquisitions and $31.2 million used for additions to property and equipment. Net borrowings increased approximately $467.5 million during the nine months ended January 23, 1999, primarily to fund the Strategic Restructuring Plan and Financing Transactions, and also to fund the purchase prices of acquisitions and additions to property and equipment during the period. In addition, the Company received approximately $254.2 million from Investor related to the Equity Investment, net of expenses, and $123.6 million from discontinued operations in repayment of intercompany loan balances outstanding at the date of the Distributions. Discontinued operations used $12.5 million of cash during the nine months ended January 23, 1999.

During the nine months ended January 24, 1998, net cash provided by operating activities was $36.8 million. Net cash used in investing activities was $99.5 million, including $40.8 million paid to Dudley to satisfy the remaining commitment related to the Company's 49% equity investment in Dudley, $33.6 million used for acquisitions and $28.2 million used for additions to property and equipment, partially offset by $5.7 million received on the sale of an investment. Net borrowings increased $161.8 million during the nine months ended January 24, 1998, primarily to fund the purchase prices of acquisitions and to repay higher-cost debt assumed in acquisitions. The Company advanced $99.2 million to the discontinued operations during the nine months ended January 24, 1998 and the discontinued operations used $3.8 million of cash during such period.


YEAR 2000 COMPLIANCE

The Company has commenced a process to assess Year 2000 compliance of its systems and the systems of major vendors and third party service providers, and to remediate any non-compliance of its systems.

The Company has not performed any material acceleration of hardware or software systems write-down as a result of Year 2000 performance and/or compliance issues.

As described below, each NAOPG, MBE, Blue Star Group and Dudley is performing its own Year 2000 readiness review.

NAOPG

NAOPG's Year 2000 compliance process involves three phases, as described below.

PHASE ONE- INVENTORY AND PLANNING

The Company completed this phase in May 1998. In this phase, the Company inventoried all hardware and software that potentially is susceptible to Year 2000 problems, prepared plans for assessing compliance and for completing remediation, and prepared vendor and supplier compliance surveys.

PHASE TWO- ASSESSMENT

The Company completed this phase in December 1998. The Company assessed which of its systems are Year 2000 compliant, obtained compliance statements from hardware and software vendors, supply manufacturers and service trading partners, and planned for remediation of non-compliant systems.

PHASE THREE- REMEDIATION AND TESTING

In this phase, the Company will deploy plans for elimination, upgrade, replacement or modification of non-compliant systems, and test compliance. The Company has scheduled completion of this phase for the summer of 1999. Verification and testing will continue through December 1999.

The Company's Trinity system, which is the core information management and processing system for its NAOPG operations, is Year 2000 compliant. The Company is installing this system throughout its NAOPG operations, but currently does not expect to complete installation at all locations before the end of 1999. Therefore, the Company is assessing the compliance of other systems used by its NAOPG operating subsidiaries. The Company has determined that some of the systems used by its NAOPG subsidiaries are not currently Year 2000 compliant, but the Company believes that it is highly likely that these systems will be made compliant without material expense by the middle of 1999.

The Company's assessment plan includes assessment of Year 2000 compliance of non-information technology (non-IT) components, including the Company's bindery machinery, coffee roasting facilities, office furniture manufacturing facilities, security systems, credit card processing devices and freight elevators. The Company believes there are no significant uses of micro-processing oriented equipment within its manufacturing systems and will complete verification of other non-IT components by June 1999.

The Company has received compliance statements from approximately 86% of its primary supply vendors. Based on these statements, the Company believes that 95% of supply vendors who have responded will be Year 2000 compliant by the end of June 1999. The Company believes that the non-responding or non-compliant systems are not critical to its operations and that non-compliance of these systems would not have a material effect on the Company's performance.

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

With respect to NAOPG, the Company's assessment and remediation of Year 2000 compliance issues has a budget of less than $1.0 million, and expenses have been less than expected. The Company does not currently expect that future expenses for assessment or remediation will be material.


MBE, BLUE STAR GROUP AND DUDLEY

The Company has received reports from MBE that address the Year 2000 readiness of software and hardware provided by MBE and used by MBE franchisees, as well as that used by MBE's corporate operations. MBE is in the process of assessing and testing mission critical systems, and performing additional activities, as summarized below. These efforts fall within three categories. First, MBE has reviewed Year 2000 compliance as it relates to the software that MBE writes and provides to its franchisees. Second, MBE has reviewed Year 2000 compliance as it relates to its internal hardware and software that it uses for the daily operations of its corporate business. Third, MBE is currently reviewing Year 2000 compliance statements of major vendors of MBE and its franchisees, including statements of vendors that supply hardware to MBE that MBE re-sells to its franchisees.

MBE creates proprietary software ("MBE Software") for its franchisees that is used for a variety of functions to operate an MBE center. Based on MBE's testing, the majority of this software is currently Year 2000 compliant. For the remaining MBE Software, MBE plans either (i) to reprogram or otherwise upgrade such software, or (ii) to no longer support, and no longer require franchisees to purchase and use such software. MBE's franchisees may also use other software, not provided or recommended by MBE, and this software and/or its combinations with MBE Software may not be Year 2000 compliant. The franchisees are responsible for ensuring that software not provided by MBE is Year 2000 compliant both standing alone and in combination with MBE Software. MBE's franchisee's purchase or lease some hardware from MBE, which is provided to MBE by various manufacturers. MBE has reviewed statements from the vendors of hardware currently being sold or leased to franchisees by MBE, and such statements indicate that such hardware is Year 2000 compliant.

With respect to software and hardware used by MBE's corporate operations, MBE has reported to the Company that some software products used by MBE for certain accounting and database functions, as well as some desktop computers, are not currently Year 2000 compliant. MBE and the providers of this software and hardware are in the process of reprogramming such software and upgrading such hardware, and expect to complete this process by June 1999. MBE expects to be able to bring its software and hardware that are not currently Year 2000 compliant into compliance within budgeted limits and without material expense. MBE has not determined the effect on its operations of any failure to reprogram or upgrade the non-compliant software supplied to its franchisees or the software and hardware used by MBE in its corporate operations, but such failure could have a material adverse effect on MBE.

Much of MBE's hardware and software depends upon the proper interaction of various hardware, software and services furnished by third parties. While MBE is performing Year 2000 readiness tests on its systems and attempting to obtain statements from its primary vendors, the vast array of combinations of MBE and third party components (including those provided by franchisees), functions and entry and exit points make it impractical to test every aspect of the systems. MBE is currently evaluating statements from its mission critical vendors to develop contingency plans in the event one or more of such vendors experiences a failure due to Year 2000 non-readiness. MBE currently expects to complete such contingency plans by mid-1999. However, any such contingency plans to be developed by MBE will be limited by the fact that there are only a small number of vendors providing shipping and delivery services on a national and worldwide scale; accordingly, alternative means of delivery will be limited in the event one or more of MBE's major vendors experiences a failure due to Year 2000 non-compliance.

The Blue Star Group's review of compliance is ongoing. Based on reports received to date by the Company from Blue Star Group, the majority of systems used in New Zealand and Australia are currently Year 2000 compliant, and the Company expects that the majority of non-compliant systems will be Year 2000 compliant by June 30, 1999, with the balance scheduled for completion by September 30, 1999. Blue Star Group is continuing to survey its major vendors to determine such vendors' Year 2000 readiness. Some vendors have failed to reply, but key vendors have been identified and Blue Star Group has obtained assurances, which it believes are reliable, from these vendors where potential exposure was deemed critical.

Based on reports received to date by the Company from Dudley, an initial assessment of the systems indicates that there are no significant Year 2000 issues.

The Company's review of Year 2000 compliance issues at MBE, Blue Star Group and Dudley to date has been based on reports received from those operations, and no on-site review or testing has been conducted to date by Company personnel. These operations also have not segregated their expenses for Year 2000 compliance from other information technology costs, but the Company does not expect these expenses to exceed $4.0 million. The Company's level of assurance regarding the compliance of systems of MBE, Blue Star Group and Dudley is lower than if it had conducted on-site testing. The Company does intend to schedule on-site testing at MBE, and, if necessary, Blue Star Group and Dudley, by Company personnel, by mid-1999, to improve its level of assurance regarding these systems. MBE, Blue Star Group and the Company's interest in Dudley represent approximately one-third of the Company's consolidated revenues. If the operations of any of these groups is not materially compliant within a safe timeframe, the Company's results of operations could be materially adversely affected.


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

Quarterly results also may be affected by the timing and magnitude of dispositions, the timing and magnitude of costs related to such dispositions, variations in the prices paid by the Company for the products it sells, the mix of products sold, and general economic conditions. Results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1998 or the first three quarters of fiscal 1999.

FACTORS AFFECTING THE COMPANY'S BUSINESS

A number of factors, including those discussed below, may affect the Company's future operating results.

CHANGE IN STRATEGIC FOCUS AND BUSINESS AND GROWTH STRATEGIES. From its inception in 1994 through the end of the 1997 calendar year, the Company grew primarily through acquisitions. At the time it adopted the Strategic Restructuring Plan, the Company announced its intention to change its strategic focus and pursue increased revenues and profitability primarily through operating strategies intended to improve the efficiency of its existing businesses. The Company has made this strategic transition and currently intends to focus management and capital resources almost entirely on operating activities and does not expect to pursue acquisitions in the near term. The Company may consider targeted, strategic acquisition opportunities from time to time, as and if they arise. See "-Introduction." The Company's ability to achieve its operating objectives will depend upon a number of factors, including its generation of increased revenues and margins in existing businesses through, among other things, (i) improved sales and marketing programs, and (ii) the achievement of operating improvements and cost reductions, through, among other things, expanding and improving consolidated purchasing and procurement arrangements, further consolidating general corporate and administrative functions, eliminating redundant facilities (and establishing new DFCs and reconfiguring existing facilities), reducing headcount, and improving technology and operating and distribution systems. There can be no assurance that these efforts to achieve operating improvements will be successful or will result in anticipated levels of cost savings and efficiencies or growth in revenues and margins.

In March 1999, the Company announced that it intends to accelerate its efforts to achieve improvements in the profitability of its existing operations, by commencing an aggressive program to improve the performance of certain of its under performing locations within the NAOPG. These efforts may involve making certain changes to the operations of such locations, including, for example, consolidation of duplicative facilities and functions, reductions in staff, and other operating changes. In addition, the Company may pursue the sale or closure of such under performing locations. There can be no assurances that the Company's efforts to achieve the desired improvements in such under performing locations will be successful, or that the Company will be successful in accelerating the pace of such improvements as quickly as it wishes.
See "-Introduction".

CHALLENGES OF BUSINESS INTEGRATION AND CONSOLIDATION. The Company's acquisition program produced a significant increase in revenues, employees, facilities and distribution systems. One of the Company's primary strategies is to take advantage of substantial opportunities to reduce costs by rationalizing and consolidating the businesses it has acquired. Such efforts initially will require additional costs and expenditures to expand operational and financial systems, construct DFCs and reconfigure existing facilities, and augment management and administrative functions. Because cost-savings strategies will involve some initial increases in expenses and are likely to impact overall spending over a period of time, operating results may fluctuate in the near future and historical operating results may not be indicative of future performance. For example, the Company has retained certain outside consultants to assist it in the accelerated change process. See "-Introduction". In addition, attempts to achieve economies of scale through cost cutting and lay-offs of existing personnel may, at least in the short term, have an adverse impact upon the Company. Delays in implementing planned integration and consolidation strategies, or the failure of such strategies to achieve anticipated cost savings, also could materially and adversely affect the Company's results of operations and financial condition. Finally, there can be no assurance that the Company's management and financial controls, personnel, computer systems and other corporate support systems will be adequate to manage the size and scope of its operations and the complexity of its integration and consolidation efforts.

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

IMPACT OF FLUCTUATIONS IN THE VALUE OF THE NEW ZEALAND AND AUSTRALIAN DOLLARS. Approximately 30.0% of the Company's revenues and 35.5% of its EBITDA for the nine months ended January 23, 1999 were generated by operations in New Zealand and Australia. Declines in the value of the currencies in those countries, relative to the value of the USD, may materially adversely affect the Company's business, financial condition and results of operations. In addition, because substantially all of the Company's indebtedness is denominated in USD, declines in currency exchange rates may also materially adversely affect the Company's ability to meet its obligations under agreements relating to indebtedness. Declines in the value of the New Zealand and Australian dollars relative to the USD have adversely affected the Company's reported results. The Company cannot predict whether these currencies will, in the future, continue to decline or will increase in value relative to the USD. For a discussion of the impact of recent declines in the value of these currencies on the Company's financial condition and results of operations, see "--Consolidated Results of Operations" and "--Liquidity and Capital Resources."

SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE DEBT. The Company incurred substantial indebtedness in connection with the Strategic Restructuring Plan and the Financing Transactions. See "--Introduction." As a result, total indebtedness at March 5, 1999 was approximately $1,232.0 million. See "--Liquidity and Capital Resources." Subject to limitations in its existing debt agreements, the Company may incur additional indebtedness in the future. The Company's high leverage could have material consequences to the Company, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may be impaired or any such financing may not be available on terms favorable to the Company; (ii) a substantial portion of the Company's cash flow will be required for debt service and, as a result, will not be available for its operations and other purposes; (iii) a substantial decrease in net operating cash flows or an increase in expenses could make it difficult for the Company to meet its debt service requirements or force it to modify its operations or sell assets; (iv) the Company's ability to withstand competitive pressures may be limited; and (v) the Company's level of indebtedness could make it more vulnerable to economic downturns, and reduce its flexibility in responding to changing business and economic conditions. In addition, a portion of the Company's borrowings under the Credit Facility are and will continue to be at variable rates of interest, which exposes the Company to the risk of increased interest rates. The ability of the Company to meet its debt service and other obligations (including compliance with financial covenants) will be dependent upon the future performance of the Company and its cash flows from operations, which will be subject to prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. As a result of the Company's substantial leverage, its financial capacity to respond to changing market conditions, extraordinary capital needs, and other developments may be limited. In addition, management's discretion in responding to certain business matters may be limited by covenants contained in the Credit Facility and the 2008 Notes. Among other things, these covenants limit the Company's ability to incur additional indebtedness, create liens on assets or make loans, investments or guarantees. These limitations may materially and adversely affect the Company's ability to pursue operating strategies or capital expenditure plans, or to engage in other business activities, that the Company may otherwise consider to be in its best interests. See "--Liquidity and Capital Resources" for a discussion of current limitations on the Company's borrowing capacity and its ability to comply with financial covenants.

RISKS RELATED TO DISPOSITIONS. As discussed in "-Introduction," the Company has determined to address under performing or non-core business by fixing, selling or closing such units. The decision to pursue the sale of a business unit involves certain risks. There can be no assurance that the Company will be able to identify suitable, qualified purchasers of such assets in a timely fashion, or that the sale of such assets can be completed on terms that are favorable to the Company. Also, there can be no assurances that the Company will be able to complete such dispositions as quickly as it wishes. In addition, it is possible that businesses that the Company identifies for sale may experience near-term difficulties associated with the disruption in their business during this disposition process. Such difficulties may include a deterioration of sales, loss of customers or loss of employees. Finally, the sale of a business may give rise to charges that reduce the Company's reported results, including write-down of impaired assets or loss on sale of a business.

HIGHLY COMPETITIVE MARKETS. The Company operates in a highly competitive environment. It generally competes with a large number of smaller, independent companies, many of which are well-established in their markets. In addition, in the United States, the NAOPG competes with five large office products companies, each of which may have greater financial resources than the Company. Several of the Company's large competitors operate in many of its geographic and product markets, and other competitors may choose to enter its geographic and product markets in the future. In addition, as a result of this competition, the Company may lose customers or have difficulty acquiring new customers. Certain of the Company's large, national competitors have indicated that they are pursuing new and alternative sales channels, such as direct mail and e-commerce, to target the "middle market", which is the Company's primary target market. The Company expects that its competitors will continue to actively pursue new methods of reaching the "middle market" customer, and there can be no assurances that the Company will be able to respond to such initiatives. The Company also faces increasing competitive pressures with respect to its ability to attract and keep certain larger accounts. In addition, wholesalers and manufacturers that provide products to the Company are developing initiatives to sell directly to end-users, rather than exclusively through distributors like the Company. See "-Introduction." As a result of competitive pressures in the pricing of products, the Company's revenues or margins may decline. The highly leveraged nature of the Company after the transactions related to the Strategic Restructuring Plan and the Financing Transactions could limit the Company's ability to continue to make necessary or desirable investments or capital expenditures to compete effectively and to respond to market conditions.

FRANCHISE OPERATIONS OF MAIL BOXES ETC. MBE conducts its business principally through franchisees or licensees, with the result that MBE has limited control over franchisee operations and is subject to significant government regulation of its legal relationships with franchisees that limits the control that MBE has over its franchisees.

ABILITY OF INVESTOR TO INFLUENCE MANAGEMENT. As part of the Strategic Restructuring Plan, Investor acquired shares, amounting to 24.9% of the outstanding shares of the common stock after giving effect to the issuance of such shares. Investor also acquired various warrants that give it the right to acquire additional shares of common stock in the future that in certain circumstances could increase its ownership to as much as 39.9% of the common stock (if no currently outstanding stock options are exercised). Investor has, among other things, the right (subject to certain conditions) to nominate three of the nine members of the Company's Board of Directors (the "Board"), including the Chairman of the Board. Also, on February 26, 1999, Charles P. Pieper, a principal of Investor's affiliate, Clayton, Dubilier & Rice, Inc., assumed the position of Chief Executive Officer of the Company. Investor will retain its right to nominate three of the Company's nine Directors until Investor's level of ownership of common stock declines by more than one-third. In addition, certain Board decisions will be subject to super-majority voting provisions that, in certain circumstances, may require the concurrence of at least one director nominated by Investor. The super-majority voting provisions require the affirmative vote of three-fourths of the Board for certain decisions such as the sale of certain equity securities; any merger, tender offer involving the Company's equity securities or sale, lease or disposition of all or substantially all of the Company's assets or other business combination involving the Company; any dissolution or partial liquidation of the Company; and certain changes to the Company's charter and by-laws. These super-majority Board voting requirements may give Investor the ability to block the approval of certain actions requiring the super-majority vote of the Board. In addition, Investor's significant ownership of the common stock may permit Investor to influence significant matters requiring the approval of the Company's stockholders.

INTANGIBLE ASSETS. As of January 23, 1999, approximately $919.2 million, or 44.1% of the Company's total assets, represented intangible assets, the substantial majority of which was goodwill. As a result, a substantial portion of the value of the Company's assets may not be available to repay creditors in the event of a bankruptcy or dissolution of the Company.

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

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Individuals purporting to represent various classes composed of stockholders who purchased shares of U.S. Office Products common stock between June 5, 1997 and November 2, 1998 have filed six actions in the United States District Court for the Southern District of New York and four actions in the United States District Court of the District of Columbia. The actions in the Southern District of New York were filed on October 27, 1998, November 3, 1998, November 10, 1998, November 17, 1998 and November 30, 1998. The actions in the District of Columbia were filed on November 6, 1998, November 25, 1998, December 15, 1998 and February 8, 1999. As of the date of this report, the Company has been served with eight of these actions. Each of the actions name the Company and Jonathan
J. Ledecky and, in some cases Sands Brothers & Co. Ltd. as defendants. The actions claim that the defendants made misstatements, failed to disclose material information and otherwise violated Sections 10(b) and/or 14 of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 promulgated thereunder in connection with the Company's Strategic Restructuring Plan. Two of the actions allege a violation of Sections 11, 12 and/or 15 of the Securities Act of 1933 and/or breach of contract under California law relating to the Company's acquisition of MBE. The actions seek declaratory relief, unspecified money damages and attorney's fees. The Company intends to vigorously contest these actions.

Sellers of businesses USOP acquired in the Fall of 1997 and that were spun off in connection with the Company's Strategic Restructuring Plan also have filed complaints in state court in Michigan, the United States District Court for the District of Delaware, and the United States District Court for the District of Connecticut. These lawsuits were filed on January 19, 1999, February 10, 1999 and March 3, 1999, respectively, and name, among others, the Company as a defendant. As of the date of this report, the Company has been served in two of these actions. In addition, the Company has been advised that a complaint was filed on October 23, 1998 in the United States District Court for the Central District of California by the sellers of another business naming, among others, the Company as a defendant. As of the date of this report, this complaint has not been served on the Company. The Company also has entered into a tolling agreement with the seller of another business acquired in December 1997. Each of these disputes generally relates to events surrounding the Strategic Restructuring Plan, and the complaints that have been filed assert claims of violation of federal and/or state securities and other laws, fraud, misrepresentation, conspiracy, breach of contact, negligence, and/or breach of fiduciary duty. The Company believes that these claims may be subject to indemnification, at least in part under the terms of the distribution agreement between the Company and the Spin-Off Companies that was executed in connection with the Strategic Restructuring Plan. The Company intends to vigorously contest these actions.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS

       27         Financial Data Schedule.

(b)    REPORTS ON FORM 8-K

       During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

       i. Form 8-K dated December 11, 1998 and filed with the Commission on December 24, 1998 reporting information under Item 5.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           U.S. OFFICE PRODUCTS COMPANY



             MARCH 9, 1999                           By: /S/ CHARLES P. PIEPER
-----------------------------                           ------------------------
                       Date                          Charles P. Pieper
                                                     Chief Executive Officer



             MARCH 9, 1999                           By: /S/ JOSEPH T. DOYLE
-----------------------------                           ------------------------
                       Date                          Joseph T. Doyle
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

NO.               EXHIBIT
---               -------
27                Financial Data Schedule