Form 10-K
period 1999-04-24
US OFFICE PRODUCTS CO
filed 1999-07-22
CIK 934852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 24, 1999

                        COMMISSION FILE NUMBER 000-25372

                          U.S. OFFICE PRODUCTS COMPANY

             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                 52-1906050
            (State or Other Jurisdiction of                                   I.R.S. Employer
             Incorporation or Organization)                                  Identification No.

      1025 THOMAS JEFFERSON STREET, NW SUITE 600E                                  20007
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

                               Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 13, 1999 was $141,043,062.

    As of July 13, 1999, 36,790,874 shares of the Registrant's common stock, $.001 par value per share, were outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE: PROXY STATEMENT FOR 1999 ANNUAL MEETING OF U.S. OFFICE PRODUCTS COMPANY (TO BE FILED).

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

ITEM 1. BUSINESS

COMPANY OVERVIEW

    The Company is one of the world's leading suppliers of a broad range of office products and business services to corporate customers. The Company serves a broad range of business customers, from large corporations to small businesses. The Company provides office products and business services in North America, New Zealand and Australia and--through a 49% owned subsidiary--in the United Kingdom. The Company also franchises retail business, communications and postal service centers through Mail Boxes Etc. ("MBE")

    In North America, the Company operates three business units: office supplies and office coffee services, office furniture and refreshment (vending) services. Based on current revenues, the Company is one of the largest contract stationers in the United States. The Company operates two office coffee service businesses in Canada.

    MBE, the world's largest franchisor of retail business, communications, and postal service centers, gives the Company a substantial presence in the rapidly growing small office/home office ("SOHO") market. MBE, which the Company acquired in November 1997, has approximately 4,000 locations in 29 countries around the world, with master license agreements signed for 60 countries.

    Outside of North America, the Company is a leading supplier of office products and services in New Zealand and Australia, through its Blue Star Group Limited (New Zealand) and Blue Star Group Pty. Limited (Australia) subsidiaries (together, "Blue Star"). Blue Star also owns and operates one of the world's largest bookstore chains, which includes Whitcoulls stores in New Zealand and the Angus & Robertson Bookworld chain in Australia. In addition, the Company owns a 49% interest in Dudley Stationery Limited ("Dudley"), the second largest contract stationer in the United Kingdom.

    Since the completion of a comprehensive restructuring plan in June 1998 (the "Strategic Restructuring Plan"), the Company has focused on operational improvements. The Company significantly reduced its acquisition activity early in fiscal 1999 and later suspended all acquisitions. The Company may pursue selected, strategic acquisition opportunities in the future. As a result of the focus on operational improvements, the Company reorganized the structure of its North American businesses effective at the beginning of fiscal 2000. In prior years, these businesses were organized into a series of geographic regions and districts, all operated within a single management structure as part of the North American Office Products Group ("NAOPG"). Under the new structure, the Company has separated these businesses into the three line-of-business groups referred to above--office supplies and office coffee services, office furniture and refreshment (vending) services--with each group having a distinct management team. The description of the Company's business in Part I of this Annual Report follows the new organization. The discussion of the Company's financial results in Part II of this Annual Report follows the organization that was in place during the last fiscal year. In the future, the Company will discuss its financial performance consistent with the new organizational structure.

    From its founding in October 1994, the Company grew primarily through an aggressive acquisition program, which included the purchase of 260 businesses in the United States and internationally. In June 1998, the Company completed the Strategic Restructuring Plan as part of a process of moving from an acquisition-driven growth strategy to one focused on operational improvement within a narrower set of core businesses. As part of the Strategic Restructuring Plan, the Company incurred substantial additional leverage to help fund a self-tender offer. For details about the elements of the Strategic Restructuring Plan, see Note 3 of the Notes to the Company's consolidated financial statements appearing elsewhere in this Annual Report.

MARKET OVERVIEW

NORTH AMERICAN OFFICE PRODUCTS AND BUSINESS SERVICES

    The Company competes in the market for office products and business services in North America, including office supplies, office coffee service, office furniture, and vending services. Substantially all of the Company's North American operations (excluding MBE) are in the United States. For a discussion of MBE, see "--Mail Boxes Etc." The Company owns two coffee service businesses in Canada.

    OFFICE SUPPLIES AND OFFICE COFFEE SERVICES

    According to independent research reports, the office supplies market in the United States generates over $60.0 billion in annual revenues. Office supplies include a broad array of products including desktop accessories, writing instruments, paper products, computer consumables, and business machines. Historically, office supplies have been sold through three distribution channels: (i) traditional retailers (including discount superstores); (ii) mail order (or direct mail) marketers; and (iii) direct-to-business suppliers ("contract stationers" such as the Company's North American operations). Independent estimates indicate that contract stationers generate approximately $30.0 billion in annual revenues. During the last year, participants in all of these distribution channels, as well as new competitors, have significantly increased their use of the Internet to offer products and services directly to customers. As a result, the Internet has become a meaningful new distribution channel.

    In recent years, as industry participants have sought to take advantage of economies of scale, the retail and contract stationer distribution channels have undergone significant consolidation, with several large companies emerging in each channel. In addition, while most office supplies businesses traditionally operated in just one of the distribution channels, more recently the Company and many of its large competitors have sought to enter more than one of these channels as a way of expanding their revenues and customer bases. Despite recent consolidation and "cross channel" activity, the office supplies market remains highly fragmented, with more than 4,300 independent suppliers representing a significant portion of the U.S. market. With revenues of approximately $1.1 billion in office supplies (which includes the Company's revenues from catalog furniture and office coffee services), for the fiscal year ended April 24, 1999, the Company believes it has approximately 4% of the U.S. contract stationer market.

    The Company believes that the office coffee services industry in the United States generates approximately $3.0 billion in annual revenues and is highly fragmented. The Company offers office coffee services through both stand-alone office coffee operations and through a number of its contract stationery businesses. Effective with the start of fiscal 2000, the Company has organized its office supplies and office coffee service businesses as a part of a single unit, although the coffee service companies will have a distinct management team to focus on the unique challenges and opportunities of those businesses.

    OFFICE FURNITURE

    The U.S. office furniture market generates approximately $12.0 billion in annual revenues and can be divided into three segments: catalog, middle-market, and contract furniture. Catalog furniture items include such office commodities as low-priced chairs, file cabinets, and computer stands. Contract stationers, direct marketers, and retailers typically sell such furniture through retail outlets and catalog mailings. Middle-market furniture is of higher quality and functionality than commodity furniture items and is available through dealers, retailers, and some contract stationers. Contract furniture is high quality, includes customized office configurations, often involves a significant service component, and is usually purchased on a project basis when offices are opened or remodeled. Contract furniture is typically sold through dealers affiliated with furniture manufacturers. The Company believes that several thousand companies sell office furniture to the corporate market.

    Effective with the start of fiscal 2000, the Company has separated a majority of its office furniture operations from its office supplies businesses and has organized a new Office Furniture Division that includes substantially all of the Company's contract and middle-market furniture businesses. The Company will continue to manage its catalog furniture business together with its office supplies business, because the majority of the Company's contract stationery operations have historically offered catalog furniture to its customers. In addition, a small number of the Company's office supplies locations continue to have some additional furniture business integrated into their operations. Management of the new Office Furniture Division is working with these additional furniture operations on certain common business strategies and tactics. With revenues of approximately $420.0 million in the contract and middle-market furniture businesses for the fiscal year ended April 24, 1999, the Company believes that its new Office Furniture Division has approximately a 3.5% share of the U.S. office furniture market.

    REFRESHMENT (VENDING) SERVICES

    The Company believes that the vending services industry in the United States generates approximately $22.0 billion in annual revenues and is highly fragmented. There are approximately 8,000 vending companies nationwide, and approximately 75% of these companies have annual revenues of $1.0 million or less. The Company offers vending services through seven stand-alone vending businesses. Effective with the start of fiscal 2000, the Company separated its vending businesses from its other North American operations and created a new "refreshment services" division. The companies in this division had aggregate revenues for the fiscal year ended April 24, 1999 of approximately $70.0 million, representing less than a 1% share of the U.S. vending services market.

    BUSINESS CUSTOMERS

    The Company serves business customers almost exclusively. Business customers can be generally divided into three segments: (i) large corporate (more than 500 employees), (ii) middle-market (25 to 500 employees) and (iii) SOHO (fewer than 25 employees). Set forth below is an overview of the major business products and services that the Company supplies and the customer segments for which it competes.

    The Company's North American businesses, and particularly its contract stationery operations, have historically focused the majority of their sales efforts on local and regional customers. These customers have included both middle-market businesses and local and regional offices of large regional or national businesses. Some large corporate customers, which formerly allowed their local and regional operations to make separate purchasing decisions, have implemented centralized procurement and have converted to a national ordering process. In addition, some of the Company's middle-market business customers have themselves grown in size through acquisitions. These changes have had an impact on the mix of the Company's overall customer base.

    The Company currently serves business customers in all three market segments. The Company serves a significantly larger number of middle-market customers than large corporate customers; however, in dollar terms, the middle-market and large corporate customer segments, respectively, account for similar percentages of the Company's overall office supplies revenues. The large customer segment served by the Company includes a significant number of local and regional offices of large businesses. The Company historically has developed a relationship with such customers that is similar to its relationships with middle-market customers. The Company also serves a large number of SOHO customers, but their aggregate purchases are a significantly smaller portion of the Company's office supplies revenues.

    Historically, contract stationers have been the primary providers of office supplies to middle-market customers, with mail order marketers and traditional retail dealers playing secondary roles. More recently, superstore chains and mail order marketers have gained market share in this segment. A number of new Internet retailers have also sought to reach middle-market and SOHO customers, stressing the convenience and flexibility of online ordering. It is too early to judge whether these ventures will be successful in serving the needs of middle-market corporate customers.

    The large corporate segment has historically been served by contract stationers, and the Company believes that this segment is currently the primary focus of several of its largest competitors. In the past year, several of the Company's largest competitors have also announced new sales and marketing initiatives directed at middle-market customers. See "--Competition."

    The Company's local business units have been successful in the past in providing service to a portion of the large corporate customer market. Over the past 12 months, the Company lost a significant number of larger local and regional accounts to competitors, often when the headquarters office of a customer's business consolidated its office supply purchasing activities and awarded a contract to a single supplier other than the Company. During the last few months of fiscal 1999, the Company implemented a series of sales and service initiatives focused on large corporate customers, especially for those customers that have significant local or regional offices with historic business ties to the Company's local contract stationery units. The Company believes that it has reversed the trend in this customer segment and has gained more business from large corporate customers than it has lost since January 1999. Because this is a highly competitive market segment and is at the core of the business of some of the Company's major competitors, there can be no assurance that the Company will be able to continue to gain or retain business from large corporate customers.

    The SOHO segment consists of home offices, telecommuters, and small businesses. The SOHO market has grown from 25 million people in 1993 to approximately 48 million people in 1998. According to the U.S. Bureau of Labor Statistics, the SOHO market for office supplies and related business services is currently a $54.0 billion market and is expected to continue to grow. U.S. Census Bureau statistics indicate that approximately one-half of U.S. households will be involved in some form of small business by the year 2000. In addition to office supplies, SOHO customers purchase a variety of business services such as printing, packaging, fax, and computer services. This market is highly fragmented, with products and services offered by superstores, mail order marketers, medium to small independent outlets, Internet retailers, and specialty service providers such as copy centers and quick print centers. MBE specifically targets this high-growth customer segment.

MAIL BOXES ETC.

    As the world's largest franchisor of retail business, communications, and postal service centers, MBE offers a range of business products and services for personal and business consumers. These include copying/document services, printing, faxing, mailing and mail receiving, packing and shipping, convenience office supplies, notary, word processing/computer time rental, Internet access, and telephone messaging. The market for these products and services consists primarily of mid-sized companies and SOHO customers and is highly fragmented and growing.

    Although MBE serves a broad consumer audience, its target customer includes several high-growth market segments, such as SOHO business owners, business people who travel frequently ("road warriors"), employees who work from home or remotely (in a "virtual office" environment), and other busy professionals. MBE competes with smaller businesses that offer similar products and services, office supply superstores, and specialty operations such as copy centers and quick print centers.

OPERATIONS OUTSIDE OF NORTH AMERICA

    The Company has operations in New Zealand and Australia and a 49% ownership interest in Dudley in the United Kingdom. The business products market is more consolidated in New Zealand and Australia than in the United States. In addition, given the relatively small size of these economies, suppliers of business products often offer a broader range of complementary products and services than in the United States. Blue Star's Business Supplies Group is the largest office products supplier in New Zealand and the second-largest in Australia. With revenues from its business supplies operations of approximately $350 million for the fiscal year ended April 24, 1999, Blue Star has a significant share of the office products market in New Zealand and Australia. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact of declines in the value of the New Zealand and Australian dollars on the reported results and financial condition of the Company.

    Blue Star's Print Group is a multi-disciplined print provider in New Zealand with an established presence in Australia, principally the Sydney and Melbourne markets. The New Zealand print operations cover a broad spectrum and include sheetfed, web-offset, convenience printing, self-adhesive labels, and print management services. The Australian operations are predominately sheetfed, but also include a print management services operation that was established during the year. The Blue Star Print Group had revenues of approximately $120 million for the fiscal year ended April 24, 1999.

    Blue Star's Retail Group operates one of the largest bookstore chains in the world, including New Zealand's leading bookseller, Whitcoulls, and Australia's largest bookstore chain, Angus & Robertson Bookworld. With the entry of new discount booksellers and U.S. book superstore chains, and with the growth of Internet book retailers, this has become an increasingly competitive market. Blue Star's retail operations (which sell primarily books, but also sell office and school supplies, CDs and videos, and other related merchandise), had revenues of approximately $180 million for the fiscal year ended April 24, 1999.

    In June 1999, the Company announced that it had reached an agreement to sell 60% of Blue Star's Business Solutions Group. This business offers a range of office automation products, such as personal computers and servers, telephone systems, fax machines and photocopiers, as well as office-related services such as systems integration, project management and consulting. For a description of the transaction, see "Operations Outside of North America--Blue Star--Products and Services--Technology (Business Solutions)."

    In the United Kingdom, contract stationers offer products similar to those offered by contract stationers in the United States. Office products superstores in the United Kingdom have a relatively smaller share of the office products market than do office products superstores in the United States. As a result of recent acquisitions, Dudley currently has annualized revenues of more than $300 million, and the Company believes that Dudley is the second largest contract stationer in the United Kingdom. Dudley's business includes office automation, office furniture, educational supplies, and business services in addition to its core contract stationery operations.

BUSINESS STRATEGIES

    The Company's goal is to be the leading provider of office products and business services in the United States and select international markets by delivering a low-cost, high-value product selection and distribution system to customers. The Company expects to continue to serve customers in all market segments, although it believes that a substantial portion of both its customers and its revenues in North America will continue to come from middle-market businesses and local and regional offices of larger corporate customers. Through its new initiatives to serve larger customers and its Internet strategies, the Company expects to continue to develop its business with both larger corporate customers and SOHO customers.

    Key elements of the Company's strategies include the following:

    IMPROVE PRODUCTIVITY AND ASSET USE

    To achieve greater operating efficiencies, profit margins and asset utilization, the Company intends to:

    - Consolidate and eliminate duplicative or excess facilities, operating systems, and business functions by scaling facility and inventory size within local areas to be consistent with the size of each local business; rely on expanded wholesaler fulfillment through United Stationers, Inc. where significant local stocking in Company-owned facilities is not economical; rationalize overlapping operations; and combine general and administrative corporate functions.

    - Improve overall performance by focusing attention and resources on underperforming businesses through a "fix, sell, or close" program; take advantage of focused line of business and functional management teams to disseminate the business practices of the highest performing business units (commonly referred to as "best practices") on an accelerated basis.

    - Identify and divest operations that are not central to the Company's business strategy to promote the most efficient use of capital and of management resources.

    - Develop and implement strategic pricing plans and improve systems that handle selection, control, and distribution of inventory to reduce handling, storage, and overhead costs.

    - Integrate operating, distribution, and information systems among business entities through continued implementation of the Company's proprietary Trinity 2.0 software and other information technology improvements.

    - Continue to seek additional volume discounts and rebates from third-party vendors through increased sales volume.

    - Develop opportunities to distribute products and serve customers over the Internet.

    - Make a meaningful portion of incentive compensation for managers dependent upon more efficient use of assets.

    - Dispose of or sublease excess or unneeded real estate and fixed assets.

    FOCUS ON ORGANIC GROWTH

    The Company intends to pursue aggressively the following initiatives to increase revenues of its existing businesses (commonly referred to as "organic growth"):

    - Develop targeted catalogs and other marketing programs to promote overall revenue growth and the sale of higher margin products; work closely with selected vendors to promote new and high-growth product offerings.

    - Take advantage of the expertise of a new national sales team to focus attention and resources on large corporate customer accounts that the Company can serve profitably.

    - Implement aggressive new sales reward and incentive programs for the Company's sales force; commit to ongoing expansion of the sales force; offer progressive sales training and the introduction of the most contemporary tools and techniques.

    - Develop individualized sales and marketing strategies within each of the Company's business lines, to drive growth for particular product and customer segments.

    - Promote wide-spread use of the Company's trade name, both exclusively and in conjunction with its subsidiaries' local and regional trade names, to realize the full benefits of a national identity and reputation.

    INVEST IN TECHNOLOGY AND OTHER GROWTH OPPORTUNITIES

    The Company has committed itself to an aggressive technology investment program, including e-commerce opportunities, such as the following:

    - Fund an estimated $15 million program at MBE to install a satellite-based communications network and a point-of-sale computer system to connect franchisees and thereby increase the MBE system's ability to offer national account and Internet customers a wide range of high-value services; enter into strategic alliances with e-commerce leaders eBay and iShip.com (including a 17% equity investment in iShip.com) as part of MBE's e-commerce initiative.

    - Introduce USOPNET-TM- version 2.0 to provide the Company's customers with a contemporary on-line ordering system that includes functionality and customization options competitive with existing Internet products in the industry; expand USOPNET's availability to include any Internet user (and not just existing Company customers); develop e-commerce partnerships and alliances for the Company's core North American businesses.

    - Establish relationships with significant systems partners supplying demand chain solutions to larger customers (such as Commerce One and Ariba) to provide integrated procurement solutions for national customers.

    - Develop Internet procurement software for smaller customers to enable them to procure products for themselves and their offices through Internet ordering systems.

    During the second half of fiscal 1999, the Company organized a series of Accelerated Change Teams ("ACTs") to realize many of these strategies on an accelerated basis. ACTs are teams of employees (in some cases assisted by outside consultants) dedicated to driving fundamental business process changes throughout the Company's business units. The ACTs are organized functional experts focused by initiative, enabling the Company's business unit managers to focus on sales, customer service, and overall productivity issues. Core ACT initiatives focus on the Company's supply chain, including the consolidation of facilities and support functions and the implementation of enhanced pricing strategies and inventory management tools. The Company also formed an ACT focused solely on reducing working capital to improve overall asset utilization. The ACTs began to implement many of their programs toward the end of the fourth quarter of fiscal 1999, and they expect to make substantial progress during fiscal 2000. The Company expects to begin to see the benefits of these initiatives during the second half of fiscal 2000, although there can be no assurance that these strategies will be successful or will have a positive effect within the anticipated timeframe. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting The Company's Business--Uncertainty of New Business Strategy."

    The Company expects to consider selective acquisition opportunities of businesses that it believes can be consolidated efficiently with an existing operation or that will allow the Company to expand into a new geographic area. The Company does not anticipate significant growth from acquisitions during fiscal 2000. The Company's high level of indebtedness and certain tax-related limitations on its ability to use its stock to fund acquisitions may limit its ability to fund acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting The Company's Business--High Level of Debt."

    In certain geographic markets where the Company does not have significant operations and cannot find a suitable acquisition candidate, it will consider establishing a start-up business. The Company has followed this approach in several markets, including San Francisco, Phoenix, and Dallas.

NORTH AMERICAN OPERATIONS

PRODUCTS AND SERVICES

    The Company offers the following categories of products and services in North America:

    OFFICE SUPPLIES AND OFFICE COFFEE SERVICES

    In the contract stationer market, the Company offers over 35,000 different items such as desktop accessories, writing instruments, paper products, and computer consumables. The Company also operates approximately 35 retail outlets, primarily in Northern California under the McWhorter's name, that sell office supplies, gifts and related products, primarily to consumers and to the SOHO market. The Company does not consider retail distribution as a core business in North America.

    The Company generally provides next-day delivery of ordered items and, on request, same-day delivery. This "just in time" service enables customers to reduce overhead cost by reducing inventory and associated personnel and space requirements. The Company obtains office supplies from many sources, including manufacturers and wholesalers, and maintains and warehouses certain frequently ordered items.

    The Company operates stand-alone office coffee service businesses and sells coffee and related products and services through a number of its contract stationery units. In addition to selling these products, the Company provides, installs, and services coffee brewing equipment in a customer's office. In addition to coffee, the Company offers a wide assortment of related products, including creamers, sugar, stirrers, teas, sodas, juices, and bottled waters, as well as snack items and all other items that are likely to be found in an employee "breakroom" or lunch room, including plastic flatware, napkins, paper cups, straws, and similar items.

    Since September 1996, the Company has been an authorized distributor of Starbucks-Registered Trademark- coffee to offices throughout North America. In addition, under an agreement with Starbucks, the Company has had an exclusive distribution arrangement in certain North American markets, in exchange for meeting certain volume purchasing commitments to Starbucks. In light of changes that the Company has made to its strategy for serving the office coffee market in North America, as well as changes in Starbucks' marketing strategy, the Company and Starbucks will end the exclusivity and volume purchasing requirements effective October 1, 1999. The Company will continue to operate as an authorized Starbucks distributor to the office coffee market in North America.

    OFFICE FURNITURE

    The Company sells catalog, middle-market, and contract furniture. Both contract stationers and specialized furniture dealers serve the office furniture market. Effective with the beginning of fiscal 2000, the Company reorganized its furniture operations to group its dedicated middle-market and contract furniture dealers into a distinct office furniture business unit. The Office Furniture Division is organized into three units: Haworth contract furniture dealers (who sell primarily high-end furniture manufactured by Haworth Co.), Herman Miller contract furniture dealers (who sell primarily high-end furniture manufactured by Herman Miller, Inc.), and middle-market dealers (who sell middle-market furniture manufactured by various companies and contract furniture manufactured by manufacturers other than Haworth and Herman Miller). Each of these units has a distinct management team made up of the leaders of the Company's highest performing businesses in each category. One goal of this organization is to promote improved strategic relationships between the Company and its leading furniture manufacturers. The Company's Haworth and Herman Miller operations include two of the largest and most profitable Haworth and Herman Miller locations in the United States.

    The Company's contract stationers sell catalog furniture along with office supplies, and the Company is managing its catalog furniture business together with its office supplies business. In addition, a small number of the Company's office supplies locations continue to have some additional furniture business integrated into their operations. See "Business--Market Overview--North American Office Products and Business Services--Office Furniture." A number of the Company's furniture businesses also rent office furniture and sell used office furniture.

    REFRESHMENT (VENDING) SERVICES

    The Company installs, stocks, and maintains a variety of food and beverage vending machines for business customers. The Company serves primarily businesses with 75 or more employees. The Company's focus is on snack, beverage, and fresh food distribution through coin operated machines. The Refreshment Services Division has more than 15,000 machines currently in service.

SALES AND MARKETING

    The Company's North American operations sell products and services primarily through direct contact with customers through its sales associates. The Company generally establishes and maintains its relationships with customers by assigning a sales associate to each customer. Many of the Company's representatives conduct targeted, business segment-specific marketing in their respective sales areas.

    Historically, the Company has used a large, general line catalog as the primary marketing tool for its sales representatives. The general line catalog includes office supplies, catalog furniture, and certain coffee and related products. The Company distributed approximately 900,000 general line catalogs in fiscal 1999. During fiscal 1999, the Company began to make greater use of nationally produced and distributed supplemental sales material, including promotional flyers, targeted catalogs, and product-line specific catalogs (such as a catalog for middle-market furniture products). The Company plans to expand the use of these additional sales and marketing materials during fiscal 2000, and it also intends to introduce periodic catalogs and other sales and marketing materials targeted to industries in which the Company serves numerous clients, including the professional services and health care industries. The Company does not conduct significant mass-market advertising.

    The Company's sales and marketing professionals work with each of the Company's three North American business units to develop sales and marketing strategies and materials designed for each business unit's products and customers.

    The Company's sales personnel generally receive customer orders primarily by telephone or facsimile. In addition, the Company uses an electronic data interchange ("EDI") system between the Company and certain of its customers. The Company also operates USOPNET, which is an Internet-based ordering system. Through USOPNET, the Company's customers are able to place orders directly into the Company's computer systems, determine the availability of inventory, review order status and order history, and generate customized reports. Orders to be filled are routed electronically to either the Company's local warehouse or, if the ordered item is not stocked by the Company at its local warehouse, to a wholesaler. In the summer of 1999 the Company introduced version 2.0 of USOPNET, which includes enhanced functionality and customization features. In the fall of 1999, the Company expects that USOPNET will begin to accept orders from anyone having access to the Internet, rather than just from the Company's existing customer base.

OPERATING AND GROWTH STRATEGIES

    The Company's operating and growth strategies in North America include: (1) integrating and consolidating facilities and operations to yield a competitive, low-cost distribution system (the "supply chain"); (2) adhering to a rigorous "fix, sell, or close" program for underperforming and non-core operations; (3) continuing to integrate and upgrade technology systems to improve its operations and to expand the use of e-commerce distribution; (4) expanding its sales force and increasing the use of targeted sales and marketing materials and promotions; and (5) developing "greenfield" (or start-up) operations in selected markets. The Company is currently seeking to implement substantial operational and strategic changes on an accelerated basis, and there can be no assurance that the changes will be successful or will have the intended effect on the Company's future performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business."

    SUPPLY CHAIN

    In fiscal 1999, the Company reviewed the economics and the performance of its distribution system and tested the assumptions of its strategy to build a significant number of new distribution centers ("DCs," which the Company previously referred to as District Fulfillment Centers or "DFCs"). (DCs are large, centralized warehouses that service entire geographic territories previously served by multiple smaller business operations.) In fiscal 1999, the Company built five new DCs. While it found that these DCs were, in most cases, producing productivity gains, the Company concluded that DCs were not the appropriate solution for all markets and might not yield rapid enough improvements in some markets. Instead, the Company determined, it should adopt a flexible supply chain model in which the size of local facilities and local inventories would be scaled up or down to reflect the volume of business in a particular area. In certain high-volume areas, where DCs have been most successful, the Company may in the future open additional DCs. In many other areas, however, the Company concluded that it could reduce costs and improve productivity more rapidly by using a combination of smaller warehouses, cross-docks, and an expanded wholesaler relationship.

    The Company has formed several ACTs to focus on various parts of the supply chain model, particularly including facility consolidation, backroom service consolidation, and enhanced inventory management. Where the Company maintains inventory, it will continue to follow the strategy used in its DCs of reducing low turnover products and adjusting its stocking selection to include only those high-turnover items that are most profitably shipped from inventory, instead of through a wholesaler.

    FIX, SELL, OR CLOSE STRATEGY

    During the fourth quarter of fiscal 1999, the Company reviewed the performance of all of its business units. It developed a list of those local operations that were performing substantially below Company-wide performance benchmark averages. The Company concluded that these underperforming business units were having a significant negative impact on the Company's overall reported results and were offsetting the revenue growth and productivity improvements at the Company's better performing units. To address this situation, the Company implemented a "fix, sell, or close" strategy. Under this strategy, the Company has assigned dedicated groups of employees (in some cases assisted by outside consultants) to work to improve the performance of underperforming units. These "fix" teams will seek to address specific operating problems and to implement the best practices of the Company's highest performing locations on an intensive accelerated basis. If the Company determines that it cannot improve the performance of certain units quickly enough, or to an acceptable level, it will seek to sell or close those operations.

    As of the end of fiscal 1999, the Company had identified six businesses in North America, with aggregate annualized revenues of approximately $180 million, as non-core operations that it would seek to sell. Since that time, the Company has sold one of these businesses (a reprographics business with $2 million of annualized revenue) and has identified seven additional non-core North American businesses, with aggregate annualized revenues of approximately $44 million, that it will seek to sell. The Company is actively negotiating for the sale of all of these businesses. The majority of these operations do not contribute significantly to the Company's overall profitability and would be considered to be "underperforming" units. The Company cannot predict whether it will be able to sell these businesses or whether the terms of any such sale will be favorable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business-- Ability to Sell Businesses."

    TECHNOLOGY AND E-COMMERCE

    The Systems House, Inc. a subsidiary of the Company, has developed proprietary operating and technology systems including computerized inventory management and order processing systems, computerized quotation and job costing systems and computerized logistics and distribution systems. The Company is currently installing Trinity 2.0, an operating system developed by The Systems House, and management expects that by the end of calendar year 1999 substantially all of the North American office supplies locations will have been converted to Trinity.

    During fiscal 1999, the Company completed various enhancements to its Trinity systems in operation around the United States. These enhancements included expanding the use of radio frequency technology in certain warehouses, integrating a coffee subsystem into Trinity and supporting Level III credit card processing. The Company also brought online a data warehouse that allows it to consolidate all transaction-based activities and produce a broad range of reports and analyses. The Company also completed the installation of its wide area network and is developing an Operations Center in Chicago, coordinating Internet access and e-mail capabilities throughout its U.S. locations. Finally, the Company successfully installed the beta site of its new client-server Microsoft-based system for large contract furniture operations.

    In fiscal 2000, the Company plans to implement a new and broader e-commerce strategy to strengthen existing business offerings and expand into new market segments. The Company expects this strategy to include both its existing USOPNET offering and new offerings. The Company also will work with major Operating Resource Management ("ORM") providers, such as Ariba and CommerceOne, to serve customers that make use of ORM capabilities. In the second or third quarter of fiscal 2000, the Company expects to release a new, targeted e-commerce offering designed to appeal to businesses that wish to reduce their cost of procurement. The e-commerce arena is highly competitive, and there can be no assurance that the Company's strategies and offerings will be successful. See "Management's Discussion Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business-- Competition on the Internet."

    SALES GROWTH PROGRAMS

    In fiscal 2000, the Company plans to implement a range of new programs designed to promote sales growth. The Company has formed a new national sales team that will focus on gaining market share with multi-location and national customers, as well as expanding the Company's business relationships with existing large account customers. The Company also plans to introduce several segmented catalogs (supplementing its main general line catalog) to focus new sales and marketing efforts on selected market segments in which the Company has substantial experience (such as professional services and health care). New marketing programs and the use of incentives for customers, including both strategic pricing plans and new offerings through USOPNET, also will be used to pursue increased business with both new and existing customers. Finally, the Company has introduced a new national sales incentive program for its sales force that provides rewards for exceeding both top-line growth and profitability targets on a quarterly and annual basis.

    GREENFIELD OPERATIONS

    The Company expects to continue to develop "greenfield" operations where management believes an attractive acquisition target does not exist to enter a strategic geographic market or where management believes it can consolidate an acquired operation into an existing operation and realize substantial productivity gains.

MAIL BOXES ETC.

    MBE is the world's largest franchisor of retail business, communication and postal service locations ("MBE locations"). With approximately 4,000 MBE locations in 29 countries, MBE's network is approximately nine times larger than the network of its next largest franchise competitor. MBE's primary sources of revenues are (1) royalty and marketing fees paid by existing franchisees, (2) fees paid by buyers of new franchises and of international development licenses, and (3) sales of supplies and equipment to MBE locations.

    There are approximately 3,300 MBE locations operating throughout the United States and nearly 700 MBE locations serving customers outside the United States. MBE has granted master licenses for 60 countries abroad, which allow the licensee to control the development of MBE franchises in those countries. MBE's global network sold a total of approximately $1.5 billion of products and services during fiscal 1999, a substantial amount of which was generated by SOHO customers. While MBE's revenues include only a small percentage of this amount (in the form of royalty and marketing fees paid to MBE on the sale of products and services), the Company believes that the volume of business which MBE transacts and its extensive distribution network make it an important supplier to the SOHO market.

TECHNOLOGY/E-COMMERCE STRATEGIES

    MBE has developed a series of technology initiatives intended to improve communications among its network of franchisees, as well as offer new services to consumers making purchases over the Internet. During the first half of fiscal 2000, MBE will be installing satellite communications and point-of-sale ("POS") computer systems in more than 2,500 participating U.S. locations. This technology is designed to help MBE franchisees improve customer service, streamline accounting functions, and deliver products and services to Internet consumers.

    In the fourth quarter of fiscal 1999, MBE announced a strategic alliance with eBay, the world's largest person-to-person online trading community. eBay has designated MBE as the "preferred shipping solution" for eBay buyers and sellers. The agreement with eBay calls for the development of a co-branded shipping interface to be integrated into the eBay web site. MBE also is teaming with iShip.com to develop a web-based shipping manifest system and is working with eBay to develop a "hold for inspection" program that will enable eBay buyers to accept or refuse delivery of an item upon inspection at a participating MBE location.

FRANCHISE ARRANGEMENTS

    MBE offers both individual franchises and area franchises in the United States and master licenses in foreign countries. U.S. area franchisees are granted the exclusive right to sell individual MBE franchises in their respective areas. They also provide start-up assistance and continuing support for such individual franchisees. Master licenses in foreign countries provide the licensee with the exclusive right to develop and operate MBE locations in those countries and the right to sell individual MBE franchises to others within the country or territory. MBE provides its franchisees and licensees with valuable services including, among other things, instruction at MBE University, operational guidance, assistance in site selection, marketing, and advertising programs.

PRODUCTS AND SERVICES

    A typical MBE location offers mail and parcel receiving, packaging, and shipping services through a number of carriers and provides small businesses with a wide range of products and services. These products and services generally include copying and document services, office supplies, and communication services. Communication services typically include fax, voice mail, and wire transfers of funds. In addition, MBE locations usually offer convenience items such as stamps, packaging supplies, stationery supplies, notary, and passport photos. Large corporations that need a national distribution system use MBE locations as communication centers for their field-based employees.

SALES AND MARKETING

    MBE conducts national advertising and public relations campaigns that are designed to market the MBE brand, including televised ad campaigns during four consecutive Super Bowls (1996-1999). MBE's marketing strategies are based upon extensive market research and include campaigns directed at both the consumer and business-to-business markets. MBE also is developing programs to encourage existing MBE franchisees to acquire additional MBE franchise units.

OPERATING AND GROWTH STRATEGIES

    MBE's operating and growth strategies include: (1) broadening its product and services offerings; (2) using technology to offer additional products and services and to leverage e-commerce business opportunities; (3) growing organically through additional strategically located express service centers; and (4) increasing its franchise base both domestically and internationally.

    PRODUCTS AND SERVICES

    MBE is pursuing several new programs to increase same-store revenues. Currently, the Company is deploying system-wide technologies that will provide a platform for the development of new products and services keyed into the rapidly growing e-commerce arena. Among these offerings is "mbebiz.com," a virtual MBE location that will provide online services to Internet consumers. MBE's strategic alliances with eBay and iShip.com will further enhance its e-commerce opportunities. This same technology will support national account initiatives and improve overall customer service. At the same time, MBE has entered into a major shipping agreement with Federal Express and also has formed a national retail pilot program with the U.S. Postal Service.

    EXPRESS SERVICE CENTERS

    MBE also offers MBE Express-TM- business kiosk sites, which are 24-hour self-serve, credit card-activated business centers designed to serve customers in hotels and hospitality centers, airports, convention centers, military retail outlets, and academic settings. These sites include computer (including Internet) access, copying, printing, and facsimile services. The sites also enable users to connect with MBE locations via direct-dial telephone to order or arrange for additional services such as package receipt or delivery or document reproduction.

    FRANCHISE BASE

    The global network of MBE locations has grown dramatically, with the number of MBE locations in the United States increasing by 250 to 300 each year since 1991. MBE has implemented several new programs to market its franchises. These programs include the Conversion Store Program, which targets potential independent operators in the industry to convert to an MBE franchise; the Host Store concept, which locates MBE franchises within another retail environment; the Corporate Tour Program, in which potential franchise owners are invited to attend a tour of MBE's headquarters in San Diego and receive formal presentations by key departments; and a Multiple Center Ownership Program which is designed to encourage existing successful MBE franchisees to purchase additional locations.

    INTERNATIONAL EXPANSION

    MBE plans to continue to expand the number of master licensees outside of the United States, and to continue to explore opportunities for new relationships in other countries. MBE expects that international growth will account for an increasingly significant proportion of the total growth of MBE locations. Approximately 700 MBE locations are currently open outside the United States.

OPERATIONS OUTSIDE OF NORTH AMERICA

    The Company sells office products and business services and certain other products and services in New Zealand and Australia through Blue Star and its subsidiaries. Blue Star has organized its business into three divisions: business supplies (office products), print, and retail. In June 1999, the Company reached an agreement to sell a 60% interest in its technology business, which had been operated as a fourth divisional unit. In fiscal 1999, Blue Star had total revenues of approximately $800 million, which represents approximately 30% of the Company's total revenues.

    The Company also owns a 49% interest in Dudley, a contract stationer based in the U.K.

BLUE STAR--PRODUCTS AND SERVICES

    BUSINESS SUPPLIES

    Blue Star's Business Supplies Group sells office supplies, office furniture, packaging supplies, and similar products to corporate, commercial and SOHO customers in New Zealand and Australia. This portion of Blue Star's business is similar to the Company's core business in North America.

    PRINT

    Blue Star's Print Group has a large commercial print operation in New Zealand. It offers a range of printed products and related services, including commercial sheet-fed and offset printing, label manufacturing, and digital and reprographic printing. The Group also provides specialized products and services for certain large customers, such as printing all of New Zealand's telephone directories and handling the pre-press printing and distribution of bills, acts and other legislative materials for the New Zealand Parliament. The Group also has a smaller printing operation in Australia, focused primarily on the sheet-fed color markets.

    RETAIL OPERATIONS

    Blue Star's Retail Group operates approximately 270 retail book and stationery stores throughout New Zealand and Australia (76 of which are franchises). These stores operate primarily under the Whitcoulls name in New Zealand and the Angus & Robertson Bookworld name in Australia. Whitcoulls is New Zealand's leading bookseller, and Angus & Robertson Bookworld is Australia's largest bookstore chain. Blue Star also operates the high-end Bennett's shops and has operated the specialized London Bookshops, although it is gradually phasing out this brand. Recently, Blue Star entered into a joint venture with New Zealand Post to open a series of stores throughout the country that will offer books and full postal services. These shops, known as "Books & More," will replace some of the London Bookshops, as well as many existing New Zealand Post retail operations.

    TECHNOLOGY (BUSINESS SOLUTIONS)

    Blue Star's Business Solutions Group offers a range of office automation products, such as personal computers and servers, telephone systems, fax machines and photocopiers, as well as office-related services such as systems integration, project management and consulting. In fiscal 1999, the Business Solutions Group had total revenues of approximately $150 million.

    In June 1999, the Company announced that Blue Star had entered into an agreement to sell 60% of the Business Solutions Group to an investment group led by Eric Watson, Blue Star's executive chairman, and senior management of the Business Solutions Group. Under the terms of the agreement, Blue Star will receive approximately $55.5 million in cash at closing and a six-year promissory note with a face value of $11.0 million. (Amounts are approximate, based upon a New Zealand dollar conversion rate of $0.55.) Blue Star also will retain a 40% equity interest in the business, subject to dilution under certain circumstances. The transaction is subject to receipt by the buyers of necessary commercial financing. The Company expects the transaction to be completed in the fall of 1999. For a discussion of certain financial matters related to the anticipated completion of this transaction, see Note 18 of the Notes to the consolidated financial statements.

BLUE STAR--OPERATING AND GROWTH STRATEGIES

    As the leading office products company in New Zealand, Blue Star's Business Supplies Group is focused on maintaining its leadership position through continuing to offer customers competitively priced products and high value services. During fiscal 1999, the Group continued to implement a facilities consolidation program to reduce its warehousing and distribution costs. In fiscal 2000, the Company will implement an accelerated change program in New Zealand, similar to the program being carried out in North America, to promote increased productivity within the New Zealand supply chain at a faster rate.

    In Australia, where Blue Star is the second-largest office products business, the Company experienced disappointing financial performance in fiscal 1999, as competition for large corporate customers increased. The Company put in place new management in Australia in the fourth quarter of fiscal 1999, began to install a new information and operating system throughout Australia, and significantly restructured its operations in Sydney, where the integration of two acquired businesses had failed to achieve the anticipated synergies and cost savings. The Company also implemented new sales initiatives to win back former customers and gain new business. There can be no assurance that the Company's strategies will prove successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business."

    Blue Star's Print Group is seeking to use its broad range of services and capabilities to increase revenues and fill existing press capacity. A majority of the Print Group's installed sheet-fed and label presses are relatively new and can accommodate new revenues without the need for expansion. However, the Print Group's growth in the web offset market in New Zealand and generally in Australia is reliant on new capacity. Relative to the size of the market, the Group has a small presence in Australia and is considering potential growth opportunities involving selected acquisitions. The Group's print management business focuses on selling to customer requirements, either by managing total projects or providing a "total solution" across all printed products and associated processes for large business customers. After consolidating the majority of its acquired businesses during fiscal 1999, the Print Group believes it is well positioned for growth. The Group intends to complete one additional consolidation during fiscal 2000, combining two existing label businesses into a single operation, which it expects to produce cost savings.

    Blue Star also expects to continue to expand its retail store business through a variety of strategies, including opening new stores in selected locations, re-branding certain businesses, refurbishing certain outlets, expanding product offerings, and introducing coffee shops in selected store locations. In response to the entry of certain U.S. book superstores, the Retail Group also may consider introducing a larger store format in selected markets.

DUDLEY

    Dudley sells office supplies and related products and business services throughout the United Kingdom. With annualized revenues of more than $300 million, Dudley is the second largest contract stationer in the United Kingdom. Dudley serves as stationer to Her Majesty the Queen and the Prince of Wales.

    Since the Company invested in Dudley in 1996, Dudley has more than doubled its size through acquisitions and has opened a large, automated warehouse to serve all of the United Kingdom. During fiscal 2000, Dudley will be installing a common enterprise system across all of its operations.

    During fiscal 2000, Dudley expects to focus on revenue growth to take advantage of the capacity available in its new warehouse facility and productivity improvement initiatives throughout its local operations.

COMPETITION

NORTH AMERICAN OPERATIONS

    The Company's North American businesses operate in highly competitive markets. The Company estimates that its North American contract stationer operations have attained approximately a 4% share of the approximately $30.0 billion of annual revenues of all contract stationers in the United States. The

Company believes that it has five major competitors, and that the combined market share of all five of these competitors is less than 35%. The Company's five major competitors include: Boise Cascade Office Products Corporation; Corporate Express, Inc.; Office Depot; BT Office Products International, Inc.; and Staples, Inc. Two of these five competitors are divisions of discount superstore chains, and two others are primarily owned by large manufacturers of office products. As the office products industry has undergone rapid consolidation, many smaller office supply companies have been acquired by larger companies or have closed. In July 1999, the parent company of BT Office Products announced an agreement to acquire Corporate Express in a transaction the companies expect to complete before the end of 1999. Nevertheless, the market remains highly fragmented, with more than 4,300 independent suppliers representing more than 50% of the U.S. market.

    During fiscal 1999, several of the Company's major competitors announced initiatives to focus additional resources on serving middle-market businesses, which make up the Company's core customer base. The Company also decided to devote additional resources to retaining existing large corporate customers and gaining new ones that it can serve profitably. The Company's major competitors have historically focused their efforts on serving large corporate customers. The Company expects that as a result of these developments, competition among the major contract stationers could become even more vigorous than it has been in the past. Competition with independent contract stationers continues to be vigorous at the local and regional levels. During fiscal 1999, the Company did not notice substantial changes in price-based competition within the middle market; there has historically been significant price competition in bids to serve large corporate customers, and such competition has continued. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business--Ability to Compete."

    During fiscal 1999, the volume of office products sales through the Internet increased significantly, as both existing contract stationers and new market entrants introduced new Web sites seeking to attract both consumers and business customers. The Company anticipates that the continued growth of e-commerce could have two noticeable effects on the market: increased competition and an expansion of market opportunities for all participants, as e-commerce makes it possible for a business to serve large, middle-market, and SOHO customers that have traditionally been served primarily through separate distribution channels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting the Company's Business--Competition on the Internet."

    The Company's office coffee service operations compete primarily with independent local and regional companies. The Company faces only two national competitors in this segment of its business.

    The Company's office furniture businesses operate in a highly fragmented and competitive market. The Company's Haworth and Herman Miller office furniture businesses compete primarily with local, independently owned dealerships authorized by the manufacturers to serve as distributors. The Company's middle-market office furniture operators also compete primarily with local, independently owned businesses, although a small number of large, national competitors also operate in this segment of the business.

    Refreshment (vending) services has several large regional competitors who continue on an aggressive acquisition pace. The Company has true national competition from only one competitor. The majority of the competition continues to come from small independent market companies.

    In all of the markets that the Company serves or may in the future seek to serve, the Company believes that customers not only are concerned with the overall reduction of their office products costs, but also place an emphasis on dependability, superior levels of service, and flexible delivery capabilities. The Company believes that it competes favorably with its largest competitors on the basis of service and price. However, some of these companies have greater financial resources than the Company.

MAIL BOXES ETC.

    The market for ancillary services and products served by MBE, including copying and document services, office supplies, faxing, and similar services, is highly fragmented. Currently, national/regional chains, small to medium independent outlets, as well as specialty service providers such as copy centers, quick print centers, and office supply companies, offer these products and services. In addition, approximately 10,000 other independent or franchised postal and business service centers operate in the United States and compete with MBE.

OPERATIONS OUTSIDE OF NORTH AMERICA

    The office products markets in which Blue Star operates are extremely competitive and highly fragmented. In New Zealand, Blue Star has a leading market position but is facing increasing competition from its three main competitors--Corporate Express, Warehouse Stationery and Office Products Depot. Together with Blue Star, these businesses serve the vast majority of the corporate office products' market. Independent operators and retail bookstore chains are the primary outlets serving the remainder of the market.

    In Australia, Corporate Express, Boise Cascade and Viking Office Products are Blue Star's major competitors in the office products business. Together, these businesses possess less than a 50% market share, and the market remains highly fragmented with a large number of regionally based independent contract stationers.

    In both Australia and New Zealand, Blue Star operates the leading retail bookstore chains in competition with national brands such as Dymocks in Australia and New Zealand and Collins in Australia, as well as various independent regionally based retailers. One U.S. book superstore chain has recently entered the Australian market, and other U.S. and international superstore operators have expressed an interest in Australia. U.S. superstore entry into New Zealand is expected before the end of calendar year 1999.

    The print market in both Australia and New Zealand is very competitive and highly fragmented. Across the various sectors of the print market Blue Star operates in both Australia and New Zealand, Blue Star has a number of major competitors, most of which are independent regionally based organizations. Blue Star is New Zealand's largest commercial printing organization.

EMPLOYEES

    The Company currently has approximately 14,700 full-time employees, a small number of whom are members of labor unions. In general, the Company considers its relations with its employees to be satisfactory. Few of the Company's operations have any organized labor. Of the operations where organized labor exists, two subsidiaries in North America have labor union contracts (governing the employment of a total of 85 employees), which are subject to renegotiation in fiscal 2000. In view of the Company's current operating strategy, certain aspects of these North American renegotiations may be difficult. Additional collective bargaining agreements covering a small number of the Company's employees at certain locations in New Zealand and Australia also are subject to renegotation in fiscal 2000. There can be no assurances that these negotiations will be completed successfully or that difficulties will not result in adverse effects on the Company's operations.

ITEM 2. PROPERTIES

    The Company operates more than 780 facilities in various states and in New Zealand, Australia and Canada, including one facility located in Washington, D.C. for its corporate headquarters. Of these facilities, more than 90% are leased and the rest are owned. The facilities are used for retail, warehouse and office purposes, or a combination of these functions. The aggregate square footage for all facilities is approximately 10.1 million square feet. The Company leases approximately 8.4 million square feet and owns approximately 1.7 million square feet. The aggregate square footage consists of approximately 2.4 million square feet for retail use, approximately 5.6 million square feet for warehouse use, and approximately 2.1 million square feet for office use.

    The terms on the Company's leases are from one month to 20 years, with the majority of the terms ranging from five to ten years. The Company generally pays market rates for its leases.

    Approximately 156 leases, representing approximately 21% of the Company's total leased space, will expire in the next twelve months. Several of these leases contain renewal options. Where necessary, the Company intends to seek to renew or extend such expiring leases, and the Company believes that it will be able to do so on terms that are acceptable to it. When no renewal option exists or the property is no longer a desirable location for operational purposes, the Company will evaluate the local real estate market and seek to identify alternative space in sufficient time to negotiate an acceptable lease agreement prior to the expiration of the existing lease. The Company has generally been able to renew or extend its expiring leases, and enter into new leases where necessary, on acceptable terms.

    The Company is evaluating its properties and consolidating and disposing of redundant or inefficient facilities that have resulted from acquisitions of businesses in the same geographic area, closure of certain operations, and a shift in the business strategy involving the Company's plans for warehousing and distribution. See "Business--Business Strategies."

    The Company believes that its facilities are and will be suitable for their respective purposes, and will be of the type and capacity to meet the Company's present and anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

    Individuals purporting to represent various classes composed of stockholders who purchased shares of U.S. Office Products common stock between June 5, 1997 and November 2, 1998 filed six actions in the United States District Court for the Southern District of New York and four actions in the United States District Court of the District of Columbia in late 1998 and early 1999. Each of the actions named the Company and Jonathan J. Ledecky, the Company's former Chairman and Chief Executive Officer, and, in some cases, Sands Brothers & Co. Ltd. as defendants. The actions claimed that the defendants made misstatements, failed to disclose material information, and otherwise violated Sections 10(b) and/or 14 of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder in connection with the Company's Strategic Restructuring Plan. Two of the actions alleged a violation of Sections 11, 12 and/or 15 of the Securities Act of 1933 and/or breach of contract under California law relating to the Company's acquisition of MBE. The actions seek declaratory relief, unspecified money damages and attorney's fees. All of these actions have been consolidated and transferred to the United States District Court for the District of Columbia and the Company is awaiting filing of a consolidated amended complaint. The Company intends to vigorously contest this action.

    Sellers of three businesses that the Company acquired in the fall of 1997 and that were spun off in connection with the Company's Strategic Restructuring Plan also have filed complaints in state court in Michigan, the United States District Court for the District of Delaware, and the United States District Court for the District of Connecticut. These lawsuits were filed on January 19, 1999, February 10, 1999 and March 3, 1999, respectively, and name, among others, the Company as a defendant. The Delaware and Connecticut cases have been transferred and consolidated for pretrial purposes with the purported class-action pending in the United States District Court for the District of Columbia. A motion to transfer and consolidate the Michigan case is pending. The Company also has entered into a tolling agreement with the seller of another business acquired in December 1997. Each of these disputes generally relates to events surrounding the Strategic Restructuring Plan, and the complaints that have been filed assert claims of violation of federal and/or state securities and other laws, fraud, misrepresentation, conspiracy, breach of contract, negligence, and/or breach of fiduciary duty. The Company believes that these claims may be subject to indemnification, at least in part, under the terms of the distribution agreement that was executed in connection with the Strategic Restructuring Plan between the Company and the companies that were spun off in the Strategic Restructuring Plan. The Company intends to vigorously contest these actions.

    On April 14, 1998, a stockholder purporting to represent a class composed of all the Company's stockholders filed an action in the Delaware Chancery Court. The action names the Company and its directors as defendants, and claims that the directors breached their fiduciary duty to stockholders of the Company by changing the terms of the self tender offer for the Company's common stock that was a part of the Strategic Restructuring Plan to include employee stock options. The complaint seeks injunctive relief, damages and attorneys' fees. The directors filed an answer denying the claims against them, and the Company has moved to dismiss all claims against it. The Company believes that this lawsuit is without merit and intends to vigorously contest it.

    The Company is, from time to time, a party to other legal proceedings arising in the normal course of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to the Company's stockholders for consideration during the quarter ended April 24, 1999.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The following table sets forth for the periods indicated the high bid and low ask sales prices for the Common Stock, as reported on the Nasdaq National Market for each fiscal quarter during the last two fiscal years. On November 6, 1997, the Company effected a three-for-two split of the common stock, and on June 10, 1998, the Company effected a one-for-four reverse stock split of the common stock. The prices given below are adjusted retroactively to reflect these actions. As described in Note 3 of the Notes to the Company's audited consolidated financial statements included elsewhere in this Annual Report, on June 10, 1998, the Company completed the Strategic Restructuring Plan and the Financing Transactions (as those terms are defined in Note 3). At that time, the Company distributed approximately $934.6 million of cash to its stockholders and optionholders in a self-tender and distributed the stock of four of its operating divisions to its stockholders in four tax-free spin-offs. The Company also substantially increased its indebtedness. As a result of these actions, the trading price of the stock after June 10, 1998 (the first quarter of fiscal
1999) is not comparable to the trading price in earlier periods. The stock prices appearing below do not adjust retroactively for the effects of the Strategic Restructuring Plan and the Financing Transactions. Since June 10, 1998, the highest bid price of the Company's Common Stock is $28.38.

                                                                                                 HIGH        LOW
                                                                                               ---------  ---------
FISCAL YEAR ENDED APRIL 25, 1998
First fiscal quarter.........................................................................  $   82.33  $   58.68
Second fiscal quarter........................................................................  $  103.67  $   68.84
Third fiscal quarter.........................................................................  $   99.32  $   58.75
Fourth fiscal quarter........................................................................  $   79.25  $   67.00

FISCAL YEAR ENDED APRIL 24, 1999
First fiscal quarter.........................................................................  $   74.00  $   12.56
Second fiscal quarter........................................................................  $   13.88  $    6.00
Third fiscal quarter.........................................................................  $    8.81  $    3.88
Fourth fiscal quarter........................................................................  $    6.81  $    3.25

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

    The number of record holders of the Company's common stock as of June 30, 1999 was 649. The Company believes that a substantially larger number of beneficial owners hold such shares of common stock in depository or nominee form.

DIVIDENDS

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

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial data of the Company for the five years ended April 24, 1999. The selected statement of operations data and selected statement of cash flows data for the fiscal years ended April 24, 1999, April 25, 1998, and April 26, 1997 and the selected balance sheet data as of April 24, 1999 and April 25, 1998, have been derived from the Company's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP and that appear elsewhere in this Annual Report. The PricewaterhouseCoopers LLP report on such financial statements appears elsewhere in this Annual Report. The selected statement of operations data and selected statement of cash flows data for the fiscal years ended April 30, 1996 and 1995 and the selected balance sheet data as of April 30, 1996, have been derived from the Company's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, whose report was based in part on the reports of other independent accountants, not included elsewhere in this Annual Report. The selected balance sheet data as of April 30, 1995 have been derived from unaudited combined financial statements of the Company not included elsewhere in this Annual Report.

                FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA(1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       FISCAL YEAR ENDED
                                               ------------------------------------------------------------------
                                                APRIL 24,     APRIL 25,     APRIL 26,     APRIL 30,    APRIL 30,
                                                   1999          1998          1997          1996         1995
                                               ------------  ------------  ------------  ------------  ----------
STATEMENT OF OPERATIONS DATA:
Revenues.....................................  $  2,664,589  $  2,611,740  $  2,115,954  $  1,061,528  $  658,494
Cost of revenues.............................     1,933,796     1,884,892     1,518,287       789,436     485,955
                                               ------------  ------------  ------------  ------------  ----------
  Gross profit...............................       730,793       726,848       597,667       272,092     172,539
Selling, general and administrative
  expenses...................................       635,181       591,463       488,215       231,569     152,176
Amortization expense.........................        25,834        19,938        12,416         2,711         801
Strategic Restructuring Plan costs...........        97,505
Impaired asset write-offs....................        58,735
Operating restructuring costs................        24,042         6,187         4,201           682
Non-recurring acquisition costs..............                                     8,001         8,057
                                               ------------  ------------  ------------  ------------  ----------
  Operating income (loss)....................      (110,504)      109,260        84,834        29,073      19,562
Interest expense.............................       106,291        37,837        36,047         8,132       3,401
Interest income..............................        (2,070)       (1,853)       (6,857)       (3,506)       (675)
Loss on sale and closure of businesses.......        10,199
Other expense (income).......................         2,980        (7,146)       (4,233)         (684)     (1,456)
                                               ------------  ------------  ------------  ------------  ----------
Income (loss) from continuing operations
  before provision for (benefit from) income
  taxes and extraordinary items..............      (227,904)       80,422        59,877        25,131      18,292
Provision for (benefit from) income taxes....       (30,402)       36,946        27,939         6,032       2,800
                                               ------------  ------------  ------------  ------------  ----------
Income (loss) from continuing operations
  before extraordinary items.................      (197,502)       43,476        31,938        19,099      15,492
Income (loss) from discontinued operations,
  net of income taxes (2)....................        (1,294)       23,712        26,800        15,778      15,675
                                               ------------  ------------  ------------  ------------  ----------
Income (loss) before extraordinary items.....      (198,796)       67,188        58,738        34,877      31,167
Extraordinary items--losses on early
  terminations of debt facilities, net of
  income taxes...............................           269                       1,450           701
                                               ------------  ------------  ------------  ------------  ----------
Net income (loss)............................  $   (199,065) $     67,188  $     57,288  $     34,176  $   31,167
                                               ------------  ------------  ------------  ------------  ----------
                                               ------------  ------------  ------------  ------------  ----------

                FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA(1)
               (IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

                                                                                       FISCAL YEAR ENDED
                                                                       --------------------------------------------------
                                                                        APRIL 24,    APRIL 25,    APRIL 26,    APRIL 30,
                                                                          1999         1998         1997         1996
                                                                       -----------  -----------  -----------  -----------
Per share amounts(3):
Basic:
  Income (loss) from continuing operations before extraordinary
    items............................................................   $   (5.45)   $    1.45    $    1.42    $    1.13
  Income (loss) from discontinued operations.........................       (0.03)        0.80         1.19         0.93
  Extraordinary items................................................       (0.01)                    (0.06)       (0.04)
                                                                       -----------  -----------  -----------  -----------
  Net income (loss)..................................................   $   (5.49)   $    2.25    $    2.55    $    2.02
                                                                       -----------  -----------  -----------  -----------
                                                                       -----------  -----------  -----------  -----------
Diluted:
  Income (loss) from continuing operations before extraordinary
    items............................................................   $   (5.45)   $    1.43    $    1.39    $    1.12
  Income (loss) from discontinued operations.........................       (0.03)        0.77         1.17         0.92
  Extraordinary items................................................       (0.01)                    (0.06)       (0.04)
                                                                       -----------  -----------  -----------  -----------
  Net income (loss)..................................................   $   (5.49)   $    2.20    $    2.50    $    2.00
                                                                       -----------  -----------  -----------  -----------
                                                                       -----------  -----------  -----------  -----------


                                                                        APRIL 30,
                                                                          1995
                                                                       -----------
Per share amounts(3):
Basic:
  Income (loss) from continuing operations before extraordinary
    items............................................................   $    1.36
  Income (loss) from discontinued operations.........................        1.38
  Extraordinary items................................................
                                                                       -----------
  Net income (loss)..................................................   $    2.74
                                                                       -----------
                                                                       -----------
Diluted:
  Income (loss) from continuing operations before extraordinary
    items............................................................   $    1.36
  Income (loss) from discontinued operations.........................        1.37
  Extraordinary items................................................
                                                                       -----------
  Net income (loss)..................................................   $    2.73
                                                                       -----------
                                                                       -----------

                                                                            FISCAL YEAR ENDED
                                                        ---------------------------------------------------------
                                                        APRIL 24,   APRIL 25,   APRIL 26,   APRIL 30,   APRIL 30,
                                                           1999        1998        1997        1996       1995
                                                        ----------  ----------  ----------  ----------  ---------
STATEMENT OF CASH FLOWS DATA:
EBITDA (4) (5)........................................  $  137,351  $  172,614  $  133,138  $   48,811  $  26,083
Net cash provided by operating activities.............      61,547      83,562      15,812      19,246      7,741
Net cash used in investing activities.................     (74,667)   (150,389)   (423,955)   (120,061)   (26,175)
Net cash provided by financing activities.............      49,383      76,418     277,420     257,766     22,255
Net increase (decrease) in cash and cash
  equivalents.........................................      24,081       7,995    (139,457)    158,537      7,190

                                                                        FISCAL YEAR ENDED
                                                -----------------------------------------------------------------
                                                 APRIL 24,     APRIL 25,     APRIL 26,    APRIL 30,    APRIL 30,
                                                    1999          1998          1997         1996        1995
                                                ------------  ------------  ------------  ----------  -----------

                                                                                                      (UNAUDITED)
BALANCE SHEET DATA:
Working capital (6)...........................  $    358,863  $     53,000  $    233,986  $  274,124   $  70,153
Total assets..................................     2,012,159     2,541,427     1,711,873     805,978     259,904
Long-term debt, less current portion..........     1,171,429       382,174       380,209     176,230      18,841
Stockholders' equity..........................       479,542     1,486,131       921,148     394,746     128,512

------------------------

(1) As a result of the completion of the Strategic Restructuring Plan in June 1998, the Company expects that future results will differ significantly from historical results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction."

(2) The results of the Spin-Off Companies are reflected as discontinued operations for all periods presented in the Company's consolidated statement of operations. For a description of the Spin-Off Companies see Note 2 of the Notes to the Company's consolidated financial statements.

(3) The per share amounts give effect to the three-for-two stock split effective November 6, 1997 and the one-for-four reverse stock split completed by the Company in June 1998 in conjunction with the Strategic Restructuring Plan.

(4) EBITDA represents income from continuing operations before interest expense, provision for income taxes, depreciation expense, amortization expense, Strategic Restructuring Plan costs, operating restructuring costs, impaired asset write-offs, non-recurring acquisition costs, loss on sale and closure of businesses, other (income) expense and extraordinary items. EBITDA is provided because it is a measure commonly used by analysts and investors to determine a company's ability to incur and service its debt. EBITDA is not a measurement of performance under GAAP and should not be considered an alternative to net income (loss) as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

(5) In accordance with the definitions contained in the Company's bank credit agreement, certain non-recurring charges totaling $24.4 million and certain pro-forma adjustments totaling $4.2 million are added back to the $137.4 million of EBITDA for the year ended April 24, 1999 for the purpose of calculating "Consolidated EBITDA," (as defined in the bank credit agreement) and determining compliance with the underlying debt covenants. The non-recurring charges relate primarily to inventory and receivable reserves and strategic consulting fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction." The pro-forma adjustments represent the net addition of the results for the period from the beginning of fiscal 1999 to the date of acquisition of the 22 companies acquired in purchase acquisitions during fiscal 1999 and the net removal of results for the period from the beginning of fiscal 1999 to the date of sale or closure for the three businesses sold or closed during fiscal 1999.

(6) Working capital as of April 25, 1998 includes $365.0 million of short-term debt due under the Former Credit Facility. For a description of the Former Credit Facility, see Note 9 of the Notes to the Company's consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the Company's audited consolidated financial statements, including the related notes thereto, appearing elsewhere in this Annual Report. Capitalized terms used in the following discussion without separate definitions have the respective meanings given to them in Note 3 of the Notes to the Company's audited consolidated financial statements included elsewhere in the Annual Report.

    Except where specifically noted, the discussion of financial condition and results of operations that appears below covers only the Company's continuing operations. For additional information about the results of discontinued operations, see Note 3 of the Notes to the Company's consolidated financial statements included elsewhere in this Annual Report.

INTRODUCTION

OPERATING ORGANIZATION

    During fiscal 1999, the Company was organized into three operating divisions: the North American Office Products Group, which included office supplies, office furniture, and breakroom products and services (office coffee, beverage, and vending services) ("NAOPG"); Mail Boxes Etc. ("MBE"); and the Company's international operations in New Zealand and Australia owned principally through Blue Star Group Limited ("Blue Star"). The Company also holds a 49% equity interest in Dudley Stationery Limited

("Dudley"), a UK contract stationer. The NAOPG operates primarily in the United States; it also includes two coffee and beverage businesses located in Canada.

    At the start of fiscal 2000, the Company made changes to its organizational structure. These changes are described in "Business--Company Overview."

OPERATING REVENUES AND EXPENSES

    The Company derives revenues primarily from the sale of a wide variety of office supplies and other office products, office furniture, office coffee service and related products, and vending products and services to corporate customers.

    MBE derives revenues primarily from royalties and marketing fees, franchise fees and the sale of supplies and equipment to MBE locations.

    Cost of revenues represents the purchase price for a wide variety of office supplies and other office products, office furniture, office coffee services and related products, and vending products and services and includes occupancy, delivery and certain depreciation costs. Rebates and discounts on inventory reduce these costs when such inventory is sold.

    MBE's cost of revenues represents primarily franchise operation expenses and the cost of supplies and equipment sold to MBE locations.

    Selling, general and administrative expenses represent product marketing and selling costs, customer service and product design costs, warehouse costs, and other administrative expenses.

FACTORS AFFECTING COMPARABILITY

    The Company's financial condition and results of operations have changed dramatically in fiscal 1999 as compared to fiscal 1998 and earlier years. The results of operations in fiscal 1999 were affected by the Company's Strategic Restructuring Plan and Financing Transactions, which were completed in June 1998, the Company's shift away from acquisitions, operating restructuring costs and accelerated change activities. Results in fiscal 1998 were affected by acquisition activity during and before that year. Results were affected in both years by fluctuating exchange rates.

    STRATEGIC RESTRUCTURING PLAN AND FINANCING TRANSACTIONS

    In June 1998, the Company completed the Strategic Restructuring Plan and the Financing Transactions. The Strategic Restructuring Plan and Financing Transactions included the spin-off to the Company's stockholders of four of the Company's divisions, the repurchase (in a self-tender) of approximately $934.6 million of the Company's common stock (including shares underlying stock options), borrowings under a new bank debt facility and the issuance of $400.0 million of senior subordinated notes, which increased debt to a total of approximately $1.2 billion, and an equity investment by a fund managed by Clayton, Dubilier & Rice, Inc. ("CD&R") of approximately $270.0 million. For a complete description of the Strategic Restructuring Plan and the Financing Transactions, see Note 3 of the Notes to the Company's consolidated financial statements appearing elsewhere in this Annual Report.

    As a result of the Strategic Restructuring Plan and the Financing Transactions, the Company's reported results reflect substantially higher interest expense and substantially different effective income tax rates than in prior periods. Consistent with the Company's announced expectations at the time it adopted the Strategic Restructuring Plan, the increased interest expense significantly reduced the Company's reported earnings in fiscal 1999, as compared to prior periods. See "--Consolidated Results of Operations." Rather than net income and net income per share, management believes that a more meaningful indication of the Company's performance is cash flows from operations and earnings from continuing operations before interest expense, provision for income taxes, depreciation expense, amortization expense, Strategic Restructuring Plan costs, operating restructuring costs, impaired asset write-offs, non-recurring acquisition costs, loss on sale and closure of businesses, other (income) expense and extraordinary items ("EBITDA"). For information regarding EBITDA, see "Selected Financial Data."

    ACQUISITIONS

    From its inception in 1994 through the end of the 1997 calendar year, the Company grew primarily through acquisitions. The Company completed 238 business combinations (195 related to continuing operations and 43 related to discontinued operations) from its inception through the end of fiscal 1998. The Company accounted for 54 of these acquisitions under the pooling-of-interests method (39 related to continuing operations and 15 related to discontinued operations). The Company accounted for all 73 business combinations completed during fiscal 1998 under the purchase method.

    The Company completed 22 business combinations during fiscal 1999, all of which were accounted for under the purchase method. Consistent with the Company's announced expectations, acquisitions have involved smaller businesses and have accounted for a much smaller percentage of the Company's revenue growth than in the past. In November 1998, the Company indicated that it intended to reduce future acquisitions even further than originally expected, in order to devote substantially all of its management attention and capital resources to the operation of its existing businesses. The Company did not complete any acquisitions after November 1998.

    The Company's consolidated financial statements give retroactive effect to the business combinations accounted for under the pooling-of-interests method during fiscal 1997. They also include the results of companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates.

    As previously announced, the Company's strategy is to focus on operational improvements and significantly reduce its acquisition activity. The Company expects that the impact of acquisitions on its future results will decrease because the number and size of companies that it acquires are likely to be much smaller, and the Company's existing operations are much larger, than in prior years.

    EFFECTS OF FLUCTUATING EXCHANGE RATES

    The Company derives approximately one-third of its revenues from operations in New Zealand and Australia. Consequently, the Company's results of operations, cash flows, and financial position will continue to be affected by fluctuations in foreign currency exchange rates. The exchange rates for the New Zealand and Australian dollars, as compared to the U.S. dollar, have declined significantly since the beginning of fiscal 1998. See "--Liquidity and Capital Resources" and "--Factors Affecting the Company's Business--Declines in Foreign Currencies." As a result, the U.S. dollar value of revenues from operations in New Zealand and Australia have declined.

    OPERATING RESTRUCTURING CHARGES

    Consistent with the objectives of the Strategic Restructuring Plan and as part of the Company's increased focus on operational matters, the Company instituted cost reduction measures following completion of the Strategic Restructuring Plan. These measures included reductions in headcount, the elimination of duplicative facilities, the consolidation of certain operating functions, and the elimination of multiple information systems to move the Company to common information systems. In implementing these cost reduction measures, the Company has incurred, and in the future expects to incur, certain operating restructuring costs. The Company recorded operating restructuring charges of $24.0 million in fiscal 1999, reflecting the costs of these measures actually being implemented. Approximately $4.2 million of these charges reflected non-cash items. A majority of these charges reflected severance costs relating to employees who were notified that their positions were being eliminated. The remainder of the charges reflected costs associated with facility consolidations and asset write-downs (including elimination of certain information systems).

    ACCELERATED CHANGE ACTIVITIES

    During the second half of fiscal 1999, the Company organized a series of Accelerated Change Teams ("ACTs") to realize many of its cost reduction and revenue enhancement strategies on an accelerated basis. ACTs are teams of employees (in some cases assisted by outside consultants) dedicated to driving fundamental business process changes throughout the Company's business units. The ACTs are organized functional experts focused by initiative, enabling the business unit managers to focus on sales, customer service, and overall productivity issues. Core ACT initiatives focus on the Company's supply chain, including the consolidation of facilities and support functions and the implementation of enhanced pricing strategies and inventory management tools. The Company also formed an ACT focused solely on reducing working capital to improve overall asset utilization. The ACTs began to implement many of their programs toward the end of the fourth quarter of fiscal 1999, and they expect to make substantial progress during fiscal 2000. The Company expects to begin to see the benefits of these initiatives during the second half of fiscal 2000, although there can be no assurance that these strategies will be successful or will have a positive effect within the anticipated timeframe. See "--Factors Affecting the Company's Business-- Uncertainty of New Business Strategy."

    As previously highlighted in the disclosures made at the end of the third fiscal quarter, the expenses associated with the Company's accelerated change programs had a significant negative effect on its results in the fourth quarter of fiscal 1999. These expenses consisted primarily of (1) additional SG&A expense related to outside resources to refine the Company's financial and operating change management strategies; (2) inventory and receivable related charges (including those discussed below); and (3) impaired asset write-offs related to under-performing businesses in North America and Australia, as discussed in Note 8 of the Notes to the Company's consolidated financial statements. Management expects expenses to remain elevated during the first half of fiscal 2000 as it continues to implement accelerated change programs. See "--Results of Operations."

    The Company's operational changes have included consolidation of warehouse and distribution facilities, and the Company plans to complete significant additional consolidations in the near future. In a number of consolidations that the Company completed later in fiscal 1999, it found that inventory losses realized in the consolidation process were greater than reserves previously established to cover slow moving and obsolete inventory. As a result of this experience, and in connection with the Company's accelerated change initiatives, the Company developed new methodologies to calculate the estimated reserve for obsolete and slow moving inventory in NAOPG, which resulted in the recognition of additional inventory reserves of approximately $7.0 million in the fourth quarter of fiscal 1999.

    In connection with the Company's operational changes and accelerated change initiatives, the Company also determined that uniform accounts receivable reserve guidelines were appropriate for its operating units. Implementation of the new guidelines resulted in the recording of an additional allowance for doubtful accounts of approximately $1.2 million.

    The Company is in the early stages of developing these initiatives, and there is no assurance that they will be successful. In addition, the Company expects that over the near term these initiatives will continue to produce short-term costs that will offset, all or a part of, expected reductions in overall expense levels. Accelerated implementation of the changes may also result in additional charges including severance costs, facility closure costs, and write-downs or write-offs of goodwill and other assets. See "--Liquidity and Capital Resources" and "--Factors Affecting the Company's Business."

    Because the Company is seeking to effect change at an accelerated pace, it may recognize certain non-recurring charges more rapidly than would be likely in the absence of the accelerated change initiatives. For example, because of the rapid changes the Company is seeking to effect, it may write-down or write-off assets that it previously had expected to use in continuing operations. In some cases, charges may relate to businesses that the Company had expected to continue to operate or to operate on a temporary basis, pending disposition, but decides instead to close. The Company also expects to make investments that are expected to drive change on an accelerated basis, and this is likely to cause expenses to increase in the near term.

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the fiscal years ended April 24, 1999, April 25, 1998 and April 26, 1997.

                                                                                               FISCAL YEAR ENDED
                                                                                     -------------------------------------
                                                                                      APRIL 24,    APRIL 25,    APRIL 26,
                                                                                        1999         1998         1997
                                                                                     -----------  -----------  -----------
Revenues...........................................................................       100.0%       100.0%       100.0%
Cost of revenues...................................................................        72.6         72.2         71.8
                                                                                          -----        -----        -----
    Gross profit...................................................................        27.4         27.8         28.2
Selling, general and administrative expenses.......................................        23.8         22.6         23.1
Amortization expense...............................................................         1.0          0.8          0.6
Strategic Restructuring Plan costs.................................................         3.7
Impaired asset write-offs..........................................................         2.2
Operating restructuring costs......................................................         0.8          0.2          0.1
Non-recurring acquisition costs....................................................                                   0.4
                                                                                          -----        -----        -----
    Operating income (loss)........................................................        (4.1)         4.2          4.0
Interest expense, net..............................................................         3.9          1.4          1.4
Loss on sale and closure of businesses.............................................         0.4
Other (income) expense.............................................................         0.1         (0.3)        (0.2)
                                                                                          -----        -----        -----
Income (loss) from continuing operations before provision for (benefit from) income
  taxes and extraordinary items....................................................        (8.5)         3.1          2.8
Provision for (benefit from) income taxes..........................................        (1.1)         1.4          1.3
                                                                                          -----        -----        -----
Income (loss) from continuing operations before extraordinary items................        (7.4)         1.7          1.5
Income (loss) from discontinued operations, net of income taxes....................        (0.1)         0.9          1.3
                                                                                          -----        -----        -----
Income (loss) before extraordinary items...........................................        (7.5)         2.6          2.8
Extraordinary items, net of income taxes...........................................                                   0.1
                                                                                          -----        -----        -----
Net income (loss)..................................................................        (7.5)%        2.6%         2.7%
                                                                                          -----        -----        -----
                                                                                          -----        -----        -----

CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED APRIL 24, 1999 COMPARED TO THE YEAR ENDED APRIL 25, 1998

    CONSOLIDATED REVENUES

    Consolidated revenues increased 2.0%, from $2.61 billion for the fiscal year ended April 25, 1998, to $2.66 billion for the fiscal year ended April 24, 1999. This increase was primarily due to acquisitions. Revenues for fiscal 1999 include revenues from 73 companies acquired in business combinations accounted for under the purchase method after the beginning of fiscal 1998 (the "Purchased Companies"). Revenues from 51 such companies were included in revenues for a portion of fiscal 1998. This increase was partially offset by a decline in international revenues as a result of the devaluation of the New Zealand and Australian dollars against the U.S. dollar (the "USD"). Because revenues generated in New Zealand and Australia contributed approximately one-third of the Company's consolidated revenues during this period, management estimates that currency devaluation had the effect of reducing the Company's increase in reported consolidated revenues (in U.S. dollar terms) by approximately 5.5%. On a pro forma basis, giving effect to the Strategic Restructuring Plan, and the purchase acquisitions and business closures and divestitures completed after the beginning of fiscal 1998, as if such transactions were completed as of the beginning of fiscal 1998, and assuming that the average exchange rates for the New Zealand and Australian dollars in fiscal 1998 were equal to the average exchange rates in fiscal 1999, revenues increased 1.0%.

    NAOPG REVENUES

    NAOPG revenues increased 4.8% from $1.71 billion or 65.4% of consolidated revenues for the fiscal year ended April 25, 1998, to $1.79 billion or 67.2% of consolidated revenues for the fiscal year ended April 24, 1999. This increase was primarily due to the completion of 42 acquisitions since the beginning of fiscal 1998. On a pro forma basis, assuming all acquisitions were completed at the beginning of fiscal 1998, NAOPG revenues in fiscal 1999 increased only 0.1%. This slight increase was primarily due to the impact of losing a number of larger local and regional accounts to competitors, often when the headquarters office of a customer's business consolidated its office supply purchasing activities and awarded a contract to a single supplier other than the Company. In addition, the Company had weak sales volume in a number of underperforming local business units particularly within the contract furniture operations. These businesses are now being managed aggressively through the Company's "fix, sell or close" strategy. See "Business--Business Strategies." Although the Company has been successful in adding a substantial number of mid-sized and smaller accounts, the loss of larger customer business more than offset the increase in business from such mid-sized and smaller accounts. To address the loss of larger customers, the Company has instituted a national accounts system that allows it to handle such customers' order, pricing, billing and delivery requirements. The Company has also created a national sales team to help support sales initiatives intended to gain large account business.

    BLUE STAR REVENUES

    Blue Star revenues decreased 8.2%, from $872.9 million, or 33.4% of consolidated revenues, for the fiscal year ended April 25, 1998, to $801.4 million, or 30.1% of consolidated revenues, for the fiscal year ended April 24, 1999. This decrease is due primarily to the devaluation of the New Zealand and Australian dollars against the USD since the beginning of fiscal 1998. The following table details the declines in the average exchange rates of the New Zealand and Australian dollars versus the USD for the fiscal year ended April 24, 1999 and April 25, 1998:

                                                             AVERAGE EXCHANGE RATES
                                                           FOR THE FISCAL YEAR ENDED
                                                        --------------------------------
                                                        APRIL 24, 1999   APRIL 25, 1998     DECLINE
                                                        ---------------  ---------------  -----------
New Zealand dollar....................................     $     .53        $     .62      $    (.09)
Australian dollar.....................................     $     .63        $     .71      $    (.08)

    On a pro forma basis, assuming that the average exchange rates for the New Zealand and Australian dollars in fiscal 1998 were equal to the average exchange rates in fiscal 1999, Blue Star revenues in New Zealand and Australia, calculated in local currencies, increased 2.8% for the fiscal year ended April 24, 1999, as compared to the fiscal year ended April 25, 1998. This increase was primarily the result of continuing revenue improvements in the Print and Retail Groups, and moderate revenue growth in the New Zealand portion of the Business Supplies Group.

    MAIL BOXES ETC. REVENUES

    MBE revenues increased 136.7%, from $30.5 million, or 1.2% of consolidated revenues, for the fiscal year ended April 25, 1998, to $72.2 million, or 2.7% of consolidated revenues, for the fiscal year ended April 24, 1999. This increase was primarily the result of MBE only being consolidated for five months in fiscal 1998 since MBE was acquired in November 1997. On a pro forma basis, MBE revenues increased

3.8% primarily due to the fact that same store sales increased 11.4% over the last year, offset partially by reduced franchise fees because fewer domestic area franchises were sold.

    GROSS PROFIT

    Consolidated gross profit increased 0.5%, from $726.8 million for the fiscal year ended April 25, 1998, to $730.8 million for the fiscal year ended April 24, 1999. The increase in gross profit is in part related to the increase in revenues. However, as a percentage of revenues, gross profit decreased from 27.8% for the fiscal year ended April 25, 1998, to 27.4% for the fiscal year ended April 24, 1999. The Company believes that the decrease in gross profit as a percentage of revenues reflects disappointing margins at certain under-performing units at NAOPG and Blue Star. In addition, as part of the Company's working capital initiatives commenced in the fourth quarter of fiscal 1999 as well as a detailed analysis of all businesses, the Company determined it appropriate to record additional provisions for slow moving and obsolete inventory in NAOPG and Blue Star. The resulting charges also reduced gross profit.

    A number of the Company's ACT initiatives discussed above in "--Introduction" are designed to address factors that management believes are adversely affecting gross margins, but there can be no assurances of the timing or magnitude of such improvements, or whether they will be realized at all. Other factors also may affect gross margins. See "--Factors Affecting the Company's Business."

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 7.4%, from $591.5 million for the fiscal year ended April 25, 1998, to $635.2 million for the fiscal year ended April 24, 1999, due to the increase in revenues and a higher level of corporate costs. Selling, general and administrative expenses as a percentage of revenues increased from 22.6% for the fiscal year ended April 25, 1998, to 23.8% for the fiscal year ended April 24, 1999. The increase in selling, general and administrative expenses as a percentage of revenues was the net result of a number of factors, including: (i) the disposal or closure of several under performing technology businesses in New Zealand and Australia which operated with low overhead structures; and (ii) increased corporate expenses, including approximately $7.0 million of consulting fees in connection with the Company's ACT initiatives. In addition, the $1.2 million increase in the allowance for doubtful accounts in fiscal 1999 discussed above in "--Introduction," increased selling, general and administrative expenses.

    The Company has historically utilized grants of employee stock options as a method of incentivizing employees by increasing their ownership interest in the Company, which the Company believes has the effect of more closely aligning their interests with the interests of stockholders of the Company. For discussion of these stock options, see Note 14 of the Notes to the Company's consolidated financial statements.

    AMORTIZATION EXPENSE

    Amortization expense increased 29.6%, from $19.9 million for the fiscal year ended January 24, 1998, to $25.8 million for the fiscal year ended April 24, 1999. This increase was due primarily to the amortization of intangible assets recorded in conjunction with the acquisition of the Purchased Companies.

    STRATEGIC RESTRUCTURING COSTS

    In conjunction with the completion of the Strategic Restructuring Plan, the Company incurred non-recurring costs from continuing operations of $97.5 million, $70.4 million of which were non-cash. An additional $11.7 million of such costs were incurred by the Spin-Off Companies and were included in results of discontinued operations. The Strategic Restructuring Plan costs related to continuing operations consisted of: (i) compensation expense of $50.8 million ($49.9 million of which was non-cash) related to the difference between the exercise prices of employee stock options underlying shares that were accepted in the Equity Tender and the $108.00 per share ($27.00 per share prior to the Reverse Stock Split) purchase price in the Equity Tender; (ii) professional fees (including accounting, legal, investment banking, and printing fees) of $26.2 million; and (iii) a non-cash expense of $20.5 million resulting from the issuance of 301,646 incremental shares of common stock (with a market value of $67.75 per share on the date of issuance) related to the temporary, effective reduction in the conversion price of the 2001 Notes from $76.00 to $64.68 per share ($19.00 and $16.17 per share prior to the Reverse Stock Split) on $131.0 million, principal amount, of the 2001 Notes, which the Company made as part of the exchange offer for the 2001 Notes. For a description of the Strategic Restructuring Plan and the Financing Transactions, see Note 3 of the Notes to the Company's consolidated financial statements.

    OPERATING RESTRUCTURING COSTS

    The Company recorded operating restructuring costs of approximately $24.0 million during the fiscal year ended April 24, 1999. See "--Introduction" for a discussion of operating restructuring costs.

    IMPAIRED ASSET WRITE-OFFS

    During the Company's evaluation of the recoverability of goodwill, certain operating companies were identified as having future undiscounted cash flow projections less than the carrying value of the unamortized goodwill related to such companies, thus indicating impairment. As a result, in fiscal 1999 an impairment loss of $58.7 million was recorded as a reduction to goodwill in an amount equal to the excess of the carrying value over the future discounted cash flows of the entities. See Note 8 of the Notes to the Company's consolidated financial statements.

    INTEREST EXPENSE

    Interest expense, net of interest income, increased 189.4%, from $36.0 million for the fiscal year ended April 25, 1998, to $104.2 million for the fiscal year ended April 24, 1999. This increase was due primarily to the completion of the Strategic Restructuring Plan and the Financing Transactions in June 1998, which resulted in a significant increase in both the amount of debt outstanding and the average interest rate related to such debt. Interest expense in fiscal 2000 is expected to be higher than fiscal 1999 because both the increased amount of debt outstanding and related higher average interest rate will be in place for the entire fiscal year, versus approximately ten and one-half months in fiscal 1999.

    LOSS ON SALE AND CLOSURE OF BUSINESS

    The Company recorded a $10.2 million pre-tax loss on the sale and closure of businesses during the fiscal year ended April 24, 1999. The loss was primarily the result of the sale and closure of under-performing technology businesses in New Zealand and Australia.

    OTHER INCOME

    Other income decreased by $10.1 million from $7.1 million of income for the fiscal year ended April 25, 1998, to an expense of $3.0 million for the fiscal year ended April 24, 1999. Other expenses include the Company's share of the net income or loss of Dudley, in which the Company has a 49% equity investment, and miscellaneous other income and expense items. The decrease was due primarily to two factors. First, Dudley reported a net loss in fiscal 1999, of which the Company's share was $0.9 million, compared to net income in fiscal 1998, of which the Company's share amounted to $1.3 million. The loss reported by Dudley in fiscal 1999 was primarily due to the impact of a new national distribution facility, which increased operating costs and affected customer service levels in the start-up period. Second, in fiscal 1998 other income included a marketing fee of $4.7 million earned in conjunction with providing a license to use a list of the Company's customers in the United States. The Company did not earn similar fees in fiscal 1999.

    INCOME TAXES

    The benefit from income taxes of $30.4 million for the fiscal year ended April 24, 1999, represents an effective income tax benefit rate of 13.3%. The 13.3% effective income tax benefit rate reflects the recording of an income tax benefit at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective income tax benefit rate was reduced to reflect non-deductible goodwill amortization expense. The benefit from income taxes gives effect to the net impact of (i) an income tax benefit of 10.3% on the results from continuing operations, excluding the Strategic Restructuring Plan costs, operating restructuring costs, impaired asset write-offs and loss on sale and closure of businesses; (ii) an income tax benefit on the operating restructuring costs ($24.0 million), a portion of the Strategic Restructuring Plan costs ($47.0 million) and the loss on the sale and closure of businesses ($10.2 million), that are deductible for income tax purposes, and (iii) the non-deductible nature of $58.7 million of impaired asset write-offs and $50.5 million of Strategic Restructuring Plan costs.

    Provision for income taxes of $36.9 million for the fiscal year ended April 25, 1998 represents an effective income tax rate of 45.9%. The provision for income taxes reflects the recording of an income tax provision at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective tax rate was increased to reflect non-deductible goodwill amortization expense. The effective tax benefit rate in fiscal 1999 is not comparable to the effective tax rate in fiscal 1998 due to the combined effect of (i) the pre-tax losses in fiscal 1999, (ii) the increase in non-deductible goodwill amortization expense and the incurrence of significant impaired asset write-offs in fiscal 1999 and (iii) the incurrence of significant non-deductible Strategic Restructuring Plan costs in fiscal 1999.

    DISCONTINUED OPERATIONS

    Discontinued operations contributed $23.7 million of income for the fiscal year ended April 25, 1998 and a loss of $1.3 million for the fiscal year ended April 24, 1999. There was no income from discontinued operations included in the Company's consolidated financial statements subsequent to the Distribution, which was completed on June 9, 1998. See Note 3 of the Notes to the Company's consolidated financial statements included elsewhere in this Annual Report.

YEAR ENDED APRIL 25, 1998 COMPARED TO THE YEAR ENDED APRIL 26, 1997

    CONSOLIDATED REVENUES

    Consolidated revenues increased 23.4%, from $2.12 billion in fiscal 1997, to $2.61 billion in fiscal 1998. This increase was primarily due to acquisitions. Revenues for fiscal 1998 include revenues from 122 companies acquired in business combinations accounted for under the purchase method after the beginning of fiscal 1997 (the "Fiscal 1997 and 1998 Purchased Companies"). Revenues for fiscal 1997 include revenues from 71 of the Fiscal 1997 and 1998 Purchased Companies for a portion of such period. The increase in revenues was partially offset by the effect on international revenues of the devaluation of the New Zealand and Australian dollars versus the USD. Because revenues generated in New Zealand and Australia contributed approximately one-third of the Company's consolidated revenues in fiscal 1998, management estimates that the currency devaluation had the effect of reducing the Company's increase in reported consolidated revenues (in USD terms) by approximately 4.8%.

    INTERNATIONAL REVENUES

    International revenues increased 24.7%, from $708.4 million, or 33.5% of consolidated revenues in fiscal 1997, to $883.0 million, or 33.8% of consolidated revenues in fiscal 1998. International revenues consisted primarily of revenues from New Zealand and Australia, with the balance from Canada. The increase in international revenues was primarily due to the inclusion, in the revenues for fiscal 1998, of revenues from 39 companies that were acquired in business combinations accounted for under the purchase method after the beginning of fiscal 1997, the most significant of which was Whitcoulls Group

Limited, which the Company's wholly-owned subsidiary Blue Star Group Limited acquired in July 1996. Revenues from 16 of such companies were included in international revenues for a portion of fiscal 1997. The growth in international revenues was partially reduced by a decline in the exchange rates of the New Zealand and Australian dollars against the USD. International revenues in New Zealand and Australia, calculated in their local currencies, increased 40.0% in fiscal 1998, as compared to fiscal 1997. See "--Liquidity and Capital Resources" and "--Factors Affecting the Company's Business--Operations Outside of the United States." The following table illustrates the declines in the average exchange rates of the New Zealand and Australian dollars versus the USD in fiscal 1998 and 1997:

                                                             AVERAGE EXCHANGE RATES
                                                           FOR THE FISCAL YEAR ENDED
                                                        --------------------------------
                                                        APRIL 25, 1998   APRIL 26, 1997     DECLINE
                                                        ---------------  ---------------  -----------
New Zealand dollar....................................     $     .62        $     .70      $    (.08)
Australian dollar.....................................     $     .71        $     .79      $    (.08)

    GROSS PROFIT

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

    AMORTIZATION EXPENSE

    Amortization expense increased 60.6%, from $12.4 million in fiscal 1997, to $19.9 million in fiscal 1998. This increase is due exclusively to the increase in the number of purchase acquisitions, including 12 acquisitions related to continuing operations included in the results for fiscal 1998 versus fiscal 1997. See "--Factors Affecting the Company's Business--Intangible Assets."

    NON-RECURRING ACQUISITION COSTS

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

    OPERATING RESTRUCTURING COSTS

    The Company incurred restructuring costs of approximately $6.2 million during fiscal 1998 and $4.2 million during fiscal 1997. These costs represent the external costs and liabilities to close redundant Company facilities, severance costs related to the Company's employees and other costs associated with the Company's restructuring plans.

    INTEREST EXPENSE

    Interest expense, net of interest income, increased 23.3% from $29.2 million in fiscal 1997, to $36.0 million in fiscal 1998. This was due primarily to a reduction in interest income during fiscal 1998. The Company earned interest income on the proceeds from the issuance of an aggregate of $230.0 million of the 2003 Notes in May and June of 1996 (the first quarter of fiscal 1997). These proceeds were subsequently used to fund a portion of the cash consideration used in business combinations. Interest expense remained relatively consistent, as steadily increasing borrowings and a declining cash position were offset by the repayment of debt from the proceeds of a stock offering in January 1997 and declining interest rates. As a result of the completion of the Strategic Restructuring Plan and the Financing Transactions, the amount of debt outstanding and the interest rates related to such debt increased significantly, as compared to April 25, 1998. See "--Liquidity and Capital Resources" and "--Factors Affecting the Company's Business--High Level of Debt."

    OTHER INCOME

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

    INCOME TAXES

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

    DISCONTINUED OPERATIONS

    Income from discontinued operations decreased 11.5% from $26.8 million in fiscal 1997 to $23.7 million in fiscal 1998. See Note 3 of the Notes to the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND WORKING CAPITAL

    At April 24, 1999, the Company had cash of $76.1 million and working capital of $358.9 million. The Company believes working capital initiatives implemented during the fourth quarter contributed approximately $35.0 million to the Company's improved cash position by reducing accounts receivable and managing inventory levels, offset by an increased level of vendor payments. The additional investment of $51.0 million in April 1999 by CD&R also contributed to the Company's improved cash position. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at April 24, 1999, was approximately $1.7 billion.

LONG-TERM DEBT

    In June 1998, the Company completed the Strategic Restructuring Plan. See
Note 3 of the Notes to the Company's consolidated financial statements included elsewhere in this Annual Report. The Company financed the aggregate cost of purchasing shares in the Equity Tender, repurchasing $222.2 million of the 2003 Notes, and repaying its former credit facility with the proceeds of the Equity Investment, with the net proceeds from the sale and issuance of the 2008 Notes and borrowings under the New Credit Facility. The Company also incurred significant transaction (including financing) costs and expenses. See "--Consolidated Results of Operations." In connection with the completion of the Strategic Restructuring Plan, the Company incurred approximately $400.0 million of additional indebtedness, and the weighted average annual interest rate, including the amortization of debt issue costs, on all outstanding indebtedness increased from approximately 6.8% prior to completion of the Strategic Restructuring Plan to approximately 9.2% after completion of the Strategic Restructuring Plan.

    Upon completion of the Strategic Restructuring Plan, the Company terminated and repaid the balance outstanding under its former $500.0 million credit facility and entered into the New Credit Facility. The New Credit Facility was revised in April 1999. The New Credit Facility, after being revised, provides for an aggregate principal amount of $1,025.0 million, consisting of (i) a seven-year multi-draw term loan facility totaling $50.0 million, (ii) a seven-year revolving credit facility totaling $200.0 million, (iii) a seven-year term loan facility totaling $100.0 million, and (iv) an eight-year term loan facility totaling $675.0 million. In connection with the completion of the Strategic Restructuring Plan and the Financing Transactions, the Company borrowed the full amount of the two single-draw term loan facilities. Interest rates on borrowings bear interest, at the Company's option, at the lending bank's base rate plus an applicable margin of up to 1.50%, or a eurodollar rate plus an applicable margin of up to 2.50%. The Company's obligations under the New Credit Facility are guaranteed by its present domestic subsidiaries; future material domestic subsidiaries will also be required to guarantee these obligations. The New Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries; future material domestic subsidiaries also will be required to pledge their assets as collateral. The Company was required to enter into arrangements to ensure that the effective interest rate paid by the Company on at least 50% of the aggregate amount outstanding under the New Credit Facility and the 2008 Notes was at a fixed rate of interest. As a result, the Company has entered into interest rate swap arrangements to limit the LIBOR-based interest rate exposure on $500.0 million of the outstanding balance under the New Credit Facility to rates ranging from 5.7% to 6.0%. The interest rate swap agreements expire over a period ranging from 2001 to 2003. As a result of these swap agreements (and including the fixed-rate 2008 Notes), the Company has fixed the interest rates on $900.0 million (75.6%) of the total debt outstanding at April 24, 1999. At April 24, 1999, the Company had total debt outstanding of approximately $1,190.6 million at a weighted average interest rate, excluding amortization of debt issue costs, of approximately 8.6%.

    In April 1999, the Company reached an agreement with its bank lenders to revise the financial covenants and other key terms of its bank credit facility. In addition to revising the financial covenants, the modifications included a reduction in the amount of the multi-draw term loan facility from $200.0 million to $50.0 million (none of which is currently outstanding). (The revolving credit facility previously had been reduced from $250.0 million to $200.0 million.) The Company paid amendment fees of $2.9 million in connection with the modifications to the New Credit Facility. There was no change to the interest rate the Company pays on borrowings under the bank credit facility.

    At April 24, 1999, the Company had $766.0 million outstanding under the New Credit Facility and had additional borrowing availability of $200.0 million under the revolving credit facility and of $50.0 million under the multi-term term loan facility.

    The New Credit Facility includes, among others, restrictions on the Company's ability to incur additional indebtedness, sell assets, pay dividends, or engage in certain other transactions, and requirements that the Company maintain certain financial ratios, and other provisions customary for loans to highly leveraged companies, including representations by the Company, conditions to funding, cost and yield protections, restricted payment provisions, amendment provisions and indemnification provisions. The New Credit Facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and financing transactions, and also from excess cash flow (as defined in the New Credit Facility).

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

STOCKHOLDERS' EQUITY

    In April 1999, a fund managed by CD&R, the Company's largest shareholder, made an investment of an additional $49.3 million, net of fees of $1.7 million. In exchange for the equity contribution, the CD&R-led fund received a new class of non-voting preferred stock that is convertible into 7.3 million shares of the Company's common stock. The preferred stock converts into common stock upon transfer to anyone other than CD&R or its affiliates. The preferred stock carries no voting rights, but where stockholder approval is required for a merger, consolidation, or sale of all or substantially all of the Company's assets, the preferred stock will vote together with the common stock. The preferred stock carries no dividend right other than the right to receive the same level of dividends as the common stock, and it has a nominal liquidation preference. As part of the new investment, the Company amended warrants that the CD&R-led fund acquired as a part of its original investment in the Company in June 1998 to reduce the exercise price to $5.625 per share. The warrants cover approximately 9.2 million shares of common stock of the Company and are exerciseable at any time after June 10, 2000 until June 10, 2010. The Company intends to use the proceeds for debt repayment, funding future growth initiatives and general corporate purposes, including accelerated change initiatives to achieve rapid improvements in key operating areas.

FOREIGN CURRENCY

    During fiscal 1999, there was a net reduction in stockholders' equity, through a cumulative translation adjustment of approximately $8.1 million, reflecting primarily the impact of the declining exchange rate on the Company's investments in its New Zealand subsidiaries. In addition, the devaluation throughout the year has adversely affected the return on the Company's investment in its New Zealand and Australian operations. The Company cannot predict whether exchange rates will increase or decline in the future. If the exchange rates were to decline further, the Company's return on assets and equity from its New Zealand and Australian operations would be further depressed.

    During fiscal 1999, the Company considered its intercompany loans to Blue Star to be a long-term investment. As a result of the strategic review of operations conducted during the fourth quarter of the fiscal 1999, the Company changed its perspective on Blue Star operations and no longer considers the intercompany loans to be long-term in nature. Accordingly, effective April 25, 1999, the Company will record the currency transaction gain (loss) related to its intercompany loans with Blue Star as a component of income from continuing operations.

    As a result of the Company's increased indebtedness during fiscal 1999, a portion of the cash flows from the Company's international operations is required to service debt and interest payments. The Company incurred costs with respect to accessing cash flows from international operations including such items as New Zealand and Australian withholding and other taxes and foreign currency hedging costs. As of April 24, 1999, the Company had remaining outstanding foreign currency forward contracts with an aggregate notional amount of approximately $14.0 million against the New Zealand dollar. See "--Factors Affecting the Company's Business--Declines in Foreign Currencies."

CASH FLOWS

    The Company anticipates its cash on hand, cash flows from operations and borrowings available from the New Credit Facility will be sufficient to meet its liquidity requirements for its operations, capital expenditures and debt service obligations for fiscal 2000. The Company had net capital expenditures of approximately $41.6 million in fiscal 1999 and anticipates capital expenditures of approximately $60-$70 million in fiscal 2000 relating primarily to systems development, e-commerce initiatives and consolidation of certain administrative functions.

    During the fiscal year ended April 24, 1999, net cash provided by operating activities was $61.5 million. This included the payment of approximately $27.1 million of costs related to the Strategic Restructuring Plan, the payment of approximately $15.8 million of operating restructuring costs, and decreases in accounts receivable and inventory in the fourth quarter primarily as a result of the Company's recent working capital initiatives. Net cash used in investing activities for the fiscal year ended April 24, 1999, was $74.7 million, including $34.5 million used for acquisitions and $41.6 million used for net additions to property and equipment. Net borrowings of $556.6 million during the fiscal year ended April 24, 1999, were used primarily to fund the Strategic Restructuring Plan and Financing Transactions, and also to fund the purchase prices of acquisitions and additions to property and equipment during the period. In addition, the Company received $254.2 million related to the Equity Investment, net of expenses, and $49.3 million in proceeds from the issuance of preferred stock, net of expenses, from CD&R. The Company received $123.6 million from discontinued operations to repay intercompany loan balances outstanding at the date of the Distributions. Discontinued operations used $12.5 million of cash during the fiscal year ended April 24, 1999.

    In fiscal 2000, the Company will be required to repay $19.2 million of outstanding debt under the New Credit Facility and other long-term debt instuments.

    During the fiscal year ended April 25, 1998, net cash provided by operating activities was $83.6 million. Net cash used in investing activities was $150.4 million, including $40.8 million paid to Dudley to satisfy the remaining commitment related to the Company's 49% equity investment in Dudley, $69.3 million used for acquisitions and $46.7 million used for net additions to property and equipment, partially offset by $5.7 million received on the sale of an investment. Net borrowings decreased $13.3 million during the fiscal year ended April 25, 1998, primarily to fund the purchase prices of acquisitions and to repay higher-cost debt assumed in acquisitions. The Company advanced $132.7 million to the discontinued operations during the fiscal year ended April 25, 1998 and the discontinued operations provided $2.4 million of cash during such period.

YEAR 2000 COMPLIANCE

    The Company is carrying out a process to assess Year 2000 compliance of its systems and the systems of major vendors and third party service providers, and to remediate any non-compliance of its systems.

    Prior to the Year 2000 readiness project, the Company initiated a common system project for hardware and software systems. As a result of this project, the Company has replaced several systems. The Company has not materially accelerated the replacement of hardware or software systems as a result of Year 2000 performance and/or compliance issues.

    As described below, each USOP group (NAOPG, MBE, Blue Star Group and Dudley) is performing its own Year 2000 readiness review.

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

    PHASE TWO- ASSESSMENT

    In this phase, the Company assessed which of its systems are Year 2000 compliant, obtained compliance statements from hardware and software vendors, supply manufacturers and service trading partners, and planned for remediation of non-compliant systems. The Company completed this phase in December 1998.

    The Company's assessment plan included assessment of Year 2000 compliance of non-information technology (non-IT) components, including the Company's bindery machinery, coffee roasting facilities, office furniture manufacturing facilities, security systems, credit card processing devices and freight elevators. The Company believes there are no significant uses of micro-processing oriented equipment within its manufacturing systems and completed assessment of these systems in December 1998.

    PHASE THREE- REMEDIATION AND TESTING

    In this phase, the Company is deploying plans for elimination, upgrade, replacement or modification of non-compliant systems, and testing compliance. The Company originally scheduled completion of this phase for the summer of 1999 and has extended the completion date to October 1999. Verification and testing will continue through December 1999.

    The Company's Trinity system, which is the core information management and processing system for its North American office supplies operations, is Year 2000 compliant. The Company is installing this system throughout its office supplies operations, and it expects to complete its Trinity installation plans for office supplies businesses by the end of 1999. Some NAOPG locations (including those in the furniture, vending, and office coffee businesses) will continue to use operating systems other than Trinity after the end of 1999. Therefore, the Company is assessing the compliance of other systems used by its NAOPG operating subsidiaries. The Company has determined that some of the systems used by its NAOPG subsidiaries are not currently Year 2000 compliant, but the Company believes that it is highly likely that these systems will be made compliant without material expense by the fall of 1999.

    The Company has received compliance statements from approximately 90% of its primary supply vendors. Based on these statements, the Company believes that most supply vendors who have responded will be Year 2000 compliant by the end of September 1999. The Company has identified some vendors as fitting a "concerned" profile due to late compliance dates or because responses indicate some possibility of poor planning. The Company is communicating with each of these vendors to remediate these concerns. Failure of these vendors to reach Year 2000 compliance or remediate prior to the century change is not expected to have a material adverse effect on the Company's performance. With regard to products, the Company cannot warrant Year 2000 compliance for products sold and distributed by the Company and its subsidiaries. Product is procured from vendors and manufacturers' for sale and distribution to our customers. The Company does not believe it would face material liability from non-compliance with respect to these products.

    If the Company fails to achieve Year 2000 compliance in all its systems, the Company could lose the ability to process certain of its customer's orders until compliance is achieved or a means to work around the failure is implemented. The Company's systems are not now uniform across all operations and the Company does not expect uniformity by the end of 1999. Therefore, any failure would not be system wide. The Company believes that in a worst case scenario, at most 20% of its orders would be affected. A failure to fill orders would not however, necessarily result in a complete loss of the order. An order could be filled through alternative methods within a relatively short period. Nevertheless, any disruption in order fulfillment could result in some loss of revenue. If this disruption is the result of noncompliance that is greater than anticipated, the loss of revenue could be material. The Company is in the process of establishing contingency plans and anticipates completion by October 1999.

    With respect to NAOPG, the Company's assessment and remediation of Year 2000 compliance issues has a budget of less than $1.0 million, and expenses have been less than expected. The Company does not currently expect that future expenses for assessment or remediation will be material.

MBE, BLUE STAR GROUP AND DUDLEY

    The Company has received reports from MBE that address the Year 2000 readiness of software and hardware provided by MBE and used by MBE franchisees, as well as that used by MBE's corporate operations. MBE is in the process of assessing and testing mission critical systems, and performing additional activities as summarized below. These efforts fall within three categories. First, MBE continues to review Year 2000 compliance as it relates to the software that MBE writes and provides to its franchisees. Second, MBE continues to review Year 2000 compliance as it relates to its internal hardware and software that it uses for the daily operations of its corporate business. Third, MBE continues to review Year 2000 compliance statements of major vendors of MBE and its franchisees, including statements of vendors that supply hardware to MBE that MBE re-sells to its franchisees.

    MBE creates proprietary software ("MBE Software") for its franchisees that are used for a variety of functions to operate an MBE center. Based on MBE's testing, the majority of this software is currently Year 2000 compliant. For the remaining MBE Software, MBE plans either (i) to reprogram or otherwise upgrade such software, or (ii) to no longer support, and no longer require franchisees to purchase and use, such software. MBE expects any reprogramming to be completed by September 1999. MBE does not believe that a failure to complete these upgrades would have a material adverse effect on its franchisees' or MBE's results of operations.

    MBE's franchisees may also use other software, not provided or recommended by MBE, and this software and/or its combinations with MBE Software may not be Year 2000 compliant. The franchisees are responsible for ensuring that software not provided by MBE is Year 2000 compliant both standing alone and in combination with MBE Software. MBE does not believe that the failure of franchisees to obtain Year 2000 compliance would have a material adverse effect on MBE because franchisees have manual alternatives available. MBE's franchisees purchase or lease some hardware from MBE, which is provided to MBE by various manufacturers. MBE has reviewed statements from the vendors of hardware currently being sold or leased to franchisees by MBE, and such statements indicate that such hardware is Year 2000 compliant.

    With respect to software and hardware used by MBE's corporate operations, MBE has reported to the Company that some software products used by MBE for certain accounting and database functions, as well as some desktop computers, are not currently Year 2000 compliant. MBE and the providers of this software and hardware are in the process of reprogramming such software and upgrading such hardware and expect to complete this process by September 1999. MBE expects to be able to bring its software and hardware that are not currently Year 2000 compliant into compliance within budgeted limits and without material expense. MBE does not believe any failure to reprogram or upgrade the software and hardware used by MBE in its corporate operations would have a material adverse effect on MBE.

    Much of MBE's hardware and software depends upon the proper interaction of various hardware, software and services furnished by third parties. While MBE is performing Year 2000 readiness tests on its systems and attempting to obtain statements from its primary vendors, the vast array of combinations of MBE and third party components (including those provided by franchisees), functions and entry and exit points make it impractical to test every aspect of the systems. MBE is currently evaluating statements from its mission critical vendors to develop contingency plans in the event one or more of such vendors experiences a failure due to Year 2000 non-readiness. MBE currently expects to complete such contingency plans by September 1999. However, any such contingency plans to be developed by MBE will be limited by the fact that there are only a small number of vendors providing shipping and delivery services on a national and worldwide scale; accordingly, alternative means of delivery will be limited in the event one or more of MBE's major vendors experiences a failure due to Year 2000 non-compliance.

    Blue Star's review of compliance is ongoing. Based on reports received to date by the Company from Blue Star, the majority of systems used in New Zealand and Australia are currently Year 2000 compliant, and the Company expects that the majority of non-compliant systems will be Year 2000 compliant by September 30, 1999. Blue Star is continuing to survey its major vendors to determine such vendor's Year 2000 readiness. Some vendors have failed to reply, but key vendors have been identified and Blue Star has obtained assurances, which it believes are reliable, from these vendors where potential exposure was deemed critical.

    Based on reports received to date by the Company from Dudley, an initial assessment of the systems indicates that there are no significant Year 2000 issues.

    The Company's review of Year 2000 compliance issues at MBE, Blue Star and Dudley to date has been based on reports received from those operations, and no on-site review or testing has been conducted to date by Company personnel. These operations also have not segregated their expenses for Year 2000 compliance from other information technology costs, but the Company does not expect these expenses to exceed $4.0 million. The Company's level of assurance regarding the compliance of systems of MBE, Blue Star and Dudley is lower than if it had conducted on-site testing. The Company plans to schedule an on-site review of Blue Star by Company personnel in the second quarter of fiscal 2000 (August-October), to improve its level of assurance regarding these systems. MBE, Blue Star and the Company's interest in Dudley represent approximately one-third of the Company's consolidated revenues. If the operations of any of these groups is not materially compliant within a safe time frame, the Company's results of operations could be materially adversely affected.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

    The Company's business is subject to seasonal influences. The Company's historical revenues and profitability in its core office products business have typically been lower in the first two quarters of its fiscal year, primarily due to the lower level of business activity in North America during the summer months. The revenues and profitability of the Company's operations in New Zealand and Australia and at MBE have generally been higher in the Company's third quarter.

    Quarterly results also may be affected by the timing and magnitude of acquisitions and dispositions, the timing and magnitude of costs related to such acquisitions and dispositions, variations in the prices paid by the Company for the products it sells, the mix of products sold, and general economic conditions. Results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

    The following tables set forth certain unaudited consolidated quarterly financial data for the fiscal years ended April 24, 1999 and April 25, 1998 (in thousands, except per share amounts). The information has been derived from unaudited consolidated financial statements that in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information.

                                                                         FISCAL 1999 QUARTERS
                                                     ------------------------------------------------------------
                                                       FIRST       SECOND      THIRD       FOURTH       TOTAL
                                                     ----------  ----------  ----------  ----------  ------------
Revenues...........................................  $  651,949  $  677,205  $  676,622  $  658,813  $  2,664,589
Gross profit.......................................     177,664     185,039     194,073     174,017       730,793
Operating income (loss)............................     (83,346)     24,763      25,782     (77,703)     (110,504)
Loss from continuing operations before
  extraordinary items..............................     (83,543)     (3,982)    (12,463)    (97,514)     (197,502)
Loss from discontinued operations..................      (1,294)                                           (1,294)
Extraordinary items................................         269                                               269
Net loss...........................................     (85,106)     (3,982)    (12,463)    (97,514)     (199,065)
Per share amounts:
  Basic and diluted:
    Loss from continuing operations................       (2.38)      (0.11)      (0.34)      (2.66)        (5.45)
    Loss from discontinued operations..............       (0.04)                                            (0.03)
    Extraordinary items............................       (0.01)                                            (0.01)
    Net loss.......................................       (2.43)      (0.11)      (0.34)      (2.66)        (5.49)

                                                                         FISCAL 1998 QUARTERS
                                                     ------------------------------------------------------------
                                                       FIRST       SECOND      THIRD       FOURTH       TOTAL
                                                     ----------  ----------  ----------  ----------  ------------
Revenues...........................................  $  614,814  $  649,340  $  665,959  $  681,627  $  2,611,740
Gross profit.......................................     170,782     179,256     189,220     187,590       726,848
Operating income...................................      23,802      28,300      37,289      19,869       109,260
Income from continuing operations..................       9,035      12,770      15,431       6,240        43,476
Income (loss) from discontinued operations.........      10,951      11,428       3,085      (1,752)       23,712
Net income.........................................      19,986      24,198      18,516       4,488        67,188
Per share amounts:
  Basic:
    Income from continuing operations..............        0.34        0.46        0.48        0.18          1.45
    Income (loss) from discontinued operations.....        0.41        0.42        0.10       (0.05)         0.80
    Net income.....................................        0.75        0.88        0.58        0.13          2.25
  Diluted:
    Income from continuing operations..............        0.33        0.45        0.47        0.18          1.43
    Income (loss) from discontinued operations.....        0.41        0.40        0.09       (0.05)         0.77
    Net income.....................................        0.74        0.85        0.56        0.13          2.20

INFLATION

    The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1997, 1998 or 1999.

NEW ACCOUNTING PRONOUNCEMENTS

    In fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments as presented in the consolidated statement of stockholders' equity. The adoption of SFAS No. 130 had no impact on total stockholders' equity or net income (loss).

    In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No.
14. SFAS No. 131 requires the Company to report segment information based on the "management," or operating segment, approach rather than the "industry segment" approach required under SFAS No. 14. Additionally, SFAS No. 131 requires disclosures about the Company's products and services, geographic areas and major customers. The adoption of SFAS No. 131 had no impact on the results of operations or financial position of the Company, but did affect the disclosure of segment information.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (fiscal 2002 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

    In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 (fiscal 2000 for the Company). SOP 98-1 provides guidance for accounting for the costs of computer software developed or obtained for internal use. Management of the Company anticipates that the adoption of SOP 98-1 will not have a significant effect on the Company's results of operations or its financial position.

FACTORS AFFECTING THE COMPANY'S BUSINESS

    A number of factors, including those discussed below, may affect the Company's future operating results.

    UNCERTAINTY OF NEW BUSINESS STRATEGY--IMPLEMENTATION OF OUR NEW STRATEGY MAY DISRUPT OUR OPERATIONS AND MAY FAIL TO INCREASE EARNINGS.

    We are currently implementing a new business strategy that will require us to incur significant costs in the short-term. We cannot be sure that this new strategy will be successful. From our inception in 1994 through the end of 1997, we grew primarily through acquisitions. Our new strategy, which we describe in greater detail in "Business--Business Strategies," involves integrating the operations we have acquired, reducing costs and increasing sales. The short-term costs of implementing this strategy include costs for outside consultants to help us implement the strategy more quickly, costs of fixing, selling or closing ineffective operations and costs of upgrading our technology and distribution systems. We discuss these costs in greater detail in "--Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction." In addition, some of our management will sometimes be focused on implementing the new business strategy rather than normal day-to-day operations during the implementation of these changes, which could cause our business to suffer.

    We expect that the increased costs discussed above will reduce our profitability at least through October 1999. If we are unable to implement our new strategy effectively, our business may suffer for a longer period of time.

    HIGH LEVEL OF DEBT--OUR HIGH LEVEL OF DEBT LIMITS OUR ABILITY TO GET ADDITIONAL DEBT FINANCING AND MAY RESTRICT OUR OPERATIONS IN OTHER WAYS.

    We have a high level of debt compared to our stockholders' equity and compared to some of our major competitors. This high level of debt may restrict our business operations in the following ways:

    - Lenders may not be willing to lend additional amounts to us for future working capital needs, acquisitions, general corporate or other purposes, or may only be willing to lend these amounts to us at relatively unfavorable terms.

    - We will have to use a substantial portion of our cash flow to pay interest expense on our debt rather than to fund our operations.

    - If our cash flow is lower than we expect, we may not have enough cash left after we pay interest costs to fully implement our new business strategy, or to implement it as quickly as we would like.

    - If our cash flow is insufficient to pay interest expense on our debt, we may be forced to refinance our debt, modify our operations or sell portions of our business to meet our debt obligations.

    - We may be more vulnerable to economic downturns than those of our competitors that have less debt, reducing our ability to compete effectively.

    As of April 24, 1999, we are able to incur $250.0 million in additional debt under our New Credit Facility. If our operating results decline, however, this available amount may be reduced. Additional borrowings would increase the above risks.

    INTEREST RATE INCREASES--INCREASES IN INTEREST RATES WILL INCREASE THE COST OF PAYING INTEREST ON OUR DEBT.

    Of our debt, $266.0 million or 24.4% is subject to interest rates that vary based on changes in prevailing interest rates. If interest rates rise, the cost of paying interest on this portion of our debt will increase. Increased interest rates on our debt may restrict our business operations further, in the ways described above.

    CHALLENGES OF COMBINING ACQUIRED BUSINESSES--WE MAY FAIL TO EFFECTIVELY COMBINE OPERATIONS OF THE BUSINESSES WE HAVE ACQUIRED.

    We are continuing to integrate businesses we have acquired. For this process to be successful, we need to effectively combine and manage the businesses we have acquired, including their employees, facilities and distribution systems, in such a way that we reduce costs and increase revenue. In the short term, this process is expensive and complex, and involves significant risks, including:

    - The integration process may distract and overburden our management.

    - Unanticipated liabilities or contingencies of acquired companies may arise and consume resources unexpectedly.

    - The combination of the acquired business' financial, personnel, computer and other systems will be expensive and unpredictable, and costly complications may arise.

    - Our controls and information systems may not be adequate to manage a fully integrated business.

    - We may lose employees who cannot adapt to the changes required by the integration process.

    As a result of the above risks, our sales or customer service may suffer. We cannot assure you that we will be able to integrate these new businesses effectively or as quickly as we expect.

    DECLINES IN FOREIGN CURRENCIES--DECLINES IN THE VALUE OF NEW ZEALAND AND AUSTRALIAN DOLLARS WOULD REDUCE OUR REPORTED REVENUE AND EARNINGS.

    We derive approximately one-third of our revenues from our operations in New Zealand and Australia. As a result, declines in the value of the currencies of these countries, relative to the value of the U.S. dollar, would reduce our reported revenues. During 1999 and 1998, the value of these currencies declined substantially as compared to the U.S. dollar. Due primarily to this devaluation, our reported revenues from New Zealand and Australia for fiscal year 1999 declined as compared to fiscal year 1998 by 8.2%. If these currencies continue to fall relative to the U.S. dollar, our reported revenues from these operations would continue to fall and would fail to reflect our operational success. We cannot be sure whether and to what extent these declines will continue. Also, we are obligated to repay substantially all of our indebtedness in U.S. dollars. As a result, declines in these currency exchange rates may make it more difficult for us to repay our debt.

    Beginning with fiscal year 2000, we are revising the way we account for adjustments to our intercompany loans with Blue Star that arise from changes in the value of foreign currencies. We describe this in detail in Note 2 of the Notes to our consolidated financial statements. Under our prior policy, adjustments were not reflected in earnings. However, in the future, adjustments will be reflected in earnings in the fiscal quarter the currency value changes. If currency exchange rates decline, this new policy will reduce our earnings.

    ABILITY TO COMPETE--SOME OF OUR NATIONAL COMPETITORS HAVE MORE RESOURCES THAN WE HAVE TO CAPTURE MARKET SHARE.

    We operate in a highly competitive environment and this competition has been increasing. Overall, we compete with a large number of smaller, independent companies, many of which are well-established in their local markets. In the United States, we also compete with five large, national office products companies who operate in many of our geographic and product markets. Some of these large, national companies also compete with us in New Zealand and Australia.

    We are facing increasing competition from our national competitors. Some of our national competitors have more resources than we do to compete for customers. Some of these competitors have begun to compete more aggressively for businesses that have 25 to 500 employees. Our national competitors had not previously focused on that market, and we may lose customers in that market to national competitors.

    We also face increasing competitive pressures from our customers, particularly those with larger accounts. These customers are demanding more competitive bids. Some of our national competitors may be better able to respond to these more intense customer demands and we may lose or fail to attract large account customers due to these competitive pressures. Also, because it is becoming more common for larger companies to require their smaller offices to purchase supplies from a single supplier designated by their corporate headquarters, we may also lose customers that are smaller offices of large accounts we do not serve. During the past year, we have lost customers in this way, and this may continue.

    COMPETITION ON THE INTERNET--WE MAY LOSE MARKET SHARE TO COMPETITORS WHO SELL PRODUCTS ON THE INTERNET SOONER OR MORE EFFECTIVELY THAN WE DO.

    The increasing use of the Internet for commercial transactions may further increase and intensify the competition we face. Many of our competitors, particularly our large, national competitors, are pursuing new and alternative sales methods, such as direct mail and Internet sales. Many of these efforts are specifically targeted at middle-market businesses, which have been one of U.S. Office Products' primary market focuses. Competitors who sell products on the Internet most effectively may gain a competitive advantage because they may provide added convenience to customers and may reduce their costs of doing business. Also, since the Internet may require lower start-up costs than traditional businesses, new competitors may more quickly and easily establish themselves.

    We may not be able to fully implement our Internet sales effort as effectively as our competitors. Our competitors may have more resources to devote to development of their Internet business and may have a better ability to, among other things:

    - Produce or buy advertising;

    - Maintain an effective web site;

    - Provide quality customer service and telephone support related to their Internet sales; and

    - Hire effective technical staff.

    Our high level of debt and dedication of resources to our new business strategy may hinder our ability to devote additional resources to Internet sales compared to our competitors, particularly in the short term.

    ABILITY TO SELL BUSINESSES--WE MAY NOT BE ABLE TO GET REASONABLE TERMS FOR BUSINESSES WE WANT TO SELL.

    As part of our new strategy, we have identified a number of operations that we want to sell. Our decisions to sell these operations involve risks, including the following:

    - We may not be able to sell these businesses as quickly as we would like.

    - We may not be able to find suitable purchasers for these businesses or get terms for the sales that are favorable to us. As a result, we may incur losses as a result of these sales.

    - The performance of each business we wish to sell may suffer if the sale process disrupts the business, or if employees choose to leave when they hear of the potential sale of the operation.

    - Sales at the businesses may decline if customers stop buying from us as a result of the potential sale of the business or a decline in performance.

    INFLUENCE OF CLAYTON, DUBILIER & RICE--THE GROUP AFFILIATED WITH CLAYTON, DUBILIER & RICE THAT HOLDS A LARGE BLOCK OF OUR STOCK HAS SIGNIFICANT POWER TO AFFECT OUR MANAGEMENT. BECAUSE CLAYTON, DUBILIER & RICE'S INTERESTS MAY NOT ALWAYS BE THE SAME AS THOSE OF OUR OTHER SECURITY HOLDERS, THIS MAY LEAD TO COMPANY DECISIONS THAT ARE NOT SATISFACTORY TO THESE OTHER SECURITY HOLDERS.

    Our major stockholder is an investment fund that is affiliated with Clayton, Dubilier & Rice. As our major stockholder, this fund and Clayton, Dubilier & Rice have significant power to affect our business. This may result in outcomes that are not satisfactory to our other security holders because the interests of Clayton, Dubilier & Rice may not always be the same as those other security holders.

    Clayton, Dubilier & Rice has significant power to affect our stockholder votes. Pursuant to the Strategic Restructuring Plan and a separate investment completed in April of this year, the investment fund:

    - Owns 24.8% of our outstanding common stock;

    - Owns preferred stock that has votes representing 16.6% of all votes in circumstances we describe below; and

    - Owns rights to buy additional shares of our common stock that could increase its ownership to as high as 39.9% of our stock in the future (48.1% if the preferred stock is converted to common stock).

    The preferred shares owned by the fund are generally non-voting but do have voting rights in the following instances:

    - Approval of a merger, consolidation or sale of all or substantially all of our assets;

    - Approval of any proposed changes to our corporate documents that adversely affect the preferred shares; and

    - Approval of a reorganization, dissolution, winding-up, liquidation or similar action of our Company.

    The investment fund also has significant representation on our Board of Directors, as explained below. This representation may allow Clayton, Dubilier & Rice's interests to take a more prominent role in Board decisions. As stated above, these interests, however, may not always be the same as the interests of our smaller investors.

    The investment fund has the right to nominate three of the eight potential members of our Board of Directors, including the Chairman of our Board. Three of these eight directors were nominees of the investment fund. In addition, some Board decisions, including those listed below, require the approval of three-fourths of the Board. This requirement means that, for any of these decisions to be approved, at least one of the directors nominated by the fund must concur. These decisions include:

    - Decisions regarding sales of our equity securities, unless the sales are made under employee benefit plans, in acquisitions or in public offerings, and then only if the sales do not exceed limits set out in our agreement with the investment fund;

    - Any merger, tender offer for our securities or sale, lease or disposition of all or substantially all of our assets or other business combinations of our company, unless the consideration for the sale is all cash or is freely tradable common stock of a large public company;

    - Any dissolution or partial liquidation of our company; and

    - Any change to our charter or by-laws that is inconsistent with the fund's rights under agreements it has entered into with us as part of the Strategic Restructuring Plan.

    CHALLENGES OF ONGOING LITIGATION--OUR NEED TO DEFEND ONGOING LAWSUITS MAY DISTRACT US, AND THE DEFENSE OF THESE LAWSUITS MAY BE EXPENSIVE.

    We are currently defending several lawsuits related to events surrounding the Strategic Restructuring Plan. These lawsuits are further described in Item 3--Legal Proceedings. We may be required to devote significant company resources to the defense of these lawsuits, including:

    - Employee time for depositions, document production and other matters;

    - Cash to pay legal fees and costs incurred by our lawyers; and

    - Cash to pay for other costs of the lawsuits, e.g., internal duplication costs, facsimile and telephone communications.

    Our employees and directors may be distracted by participation in these lawsuits and this may reduce our productivity. Although we expect our insurance to cover much of the legal fees and costs as well as any liability that may result from these lawsuits, we cannot be sure that insurance proceeds will cover all payments we could be required to make. Also, we may not be promptly reimbursed by our insurance providers and may have to make payments in advance of receiving those proceeds.

    POTENTIAL TAX LIABILITY FROM OUR 1998 SPIN-OFFS--THE TAX FREE NATURE OF OUR 1998 SPIN-OFFS COULD BE CHALLENGED WHICH COULD RESULT IN A SIGNIFICANT TAX LIABLITY TO US AND POSSIBLY TAX LIABILITIES FOR THOSE WHO WERE OUR STOCKHOLDERS AT THE TIME OF THE SPIN-OFFS.

    If the tax-free nature of our 1998 spin-offs were challenged successfully, we would be required to pay a significant tax liability. In connection with the Strategic Restructuring Plan, we received an opinion from our counsel that the spin-offs were not taxable under section 355 of the Code. That opinion is not binding upon either the Internal Revenue Service or any Court.

    We cannot be sure that the tax free nature of our 1998 spin-offs will not be challenged by the Internal Revenue Service. If the Internal Revenue Service were to challenge successfully the tax-free nature of a spin-off, we would be taxed on the gain that we would have recognized if we had sold the common stock of the spin-off company for its fair market value on the date the spin-offs occurred. In addition, in some cases, each person that was one of our stockholders at the time of the spin-offs would be treated as having received a taxable corporate distribution in an amount equal to the fair market value of the common stock of the spin-off company distributed to that stockholder on the date of the distribution.

    LIMITATIONS ON ISSUING ADDITIONAL STOCK--TAX RULES MAY LIMIT OUR ABILITY TO RAISE CAPITAL BY ISSUING MORE COMMON STOCK.

    In order to preserve the tax-free nature of spin-offs in our 1998 Strategic Restructuring Plan we may be subject to Internal Revenue Code (Section 355(e)) restrictions on our ability to issue stock. These restrictions may prevent us from entering into transactions involving sales of our stock that we would otherwise believe to be beneficial. Generally, these restrictions prevent us from issuing our stock if:

    - The issuance is part of a plan or series of related transactions that includes one or more of the spin-offs; and

    - As part of the plan or series of related transactions, one or more persons acquires stock of our Company that represents 50% or more of the voting power or our Company or 50% or more of the value or our Company's Stock.

    UNCERTAINTIES OF OUR FOREIGN OPERATIONS--OUR FOREIGN OPERATIONS FACE ADDITIONAL UNCERTAINTIES THAT MAY HARM OUR OPERATING RESULTS.

    Our operations in New Zealand and Australia--and to a lesser extent in the United Kingdom--are subject to a number of risks that are different or more intense than the risks we face in North America. These risks include the following:

    - We face a few strong competitors in New Zealand and Australia, and our market share and margins are directly affected by the actions of these competitors. They could take action that would reduce our market share or profits.

    - The market in Australia is large and widely dispersed and there are many competitors. We may be unable to reach a large enough portion of the market to operate at a cost sufficiently low to be profitable over the long run.

    - Because of our geographic distance from these operations, we may find it difficult to anticipate changes in the business environment in our foreign locations such as legal and regulatory requirements, availability of labor, or other changes in economic, political, or social conditions. Our inability to anticipate these changes may impair our ability to react as promptly as local competitors, thus reducing our market share.

    - Our ability to monitor and control management of foreign operations is reduced because of their remote location. We may fail to promptly detect management or operational problems and may have more difficulty effecting change in these locations.

    UNPREDICTABILITY OF MBE REVENUES--REVENUES FROM FRANCHISES OF MBE MAY BE UNPREDICTABLE BECAUSE WE HAVE VERY LIMITED CONTROL OVER FRANCHISEES.

    Business at MBE is conducted primarily through franchisees and licensees and we have limited control over these operations. Our control is limited by:

    - Our contractual relationships with these franchisees and licensees; and

    - Significant government regulation over the franchisee relationship.

    Accordingly, we may not be able to correct operational problems at franchises and we may not be able to react promptly and effectively to changes in business conditions. As a result, franchises may experience increased costs or decreased revenue, which could cause our franchise revenue to go down unexpectedly.

    SIGNIFICANT TECHNOLOGY INVESTMENT BY MBE--MBE'S EXPANSION INTO THE ONLINE SHIPPING SERVICES BUSINESS AND MBE'S UPGRADE OF TECHNOLOGY AT ITS DOMESTIC FRANCHISES MAY FAIL TO PRODUCE A DESIRABLE RETURN.

    MBE is in the process of investing approximately $15 million to expand its presence in the online shipping services business and to introduce state-of-the-art technology to its network of domestic franchises. We cannot be sure that these investment decisions will result in a profitable return for MBE and our company.

    STOCK SALE BY OUR MAJOR STOCKHOLDER--THE MARKET PRICE OF OUR STOCK COULD DROP SIGNIFICANTLY IF THE INVESTMENT FUND AFFILIATED WITH CLAYTON, DUBILIER & RICE DECIDED TO SELL A SIGNIFICANT PORTION OF ITS SHARES AT ANY ONE TIME AND THE PROSPECT OF A SALE BY THEM MIGHT DEPRESS OUR STOCK PRICE.

    The investment fund affiliated with Clayton, Dubilier & Rice currently owns approximately 9.1 million shares of common stock and shares of preferred stock convertible into 7.3 million shares of our common stock. The preferred stock converts into common stock only if the fund sells the shares to an independent third party. The investment fund also has rights to buy additional shares of our common stock that could increase its ownership by an additional 9.2 million shares of our stock in the future. Our agreements with the fund limit its ability to sell its shares but the fund will be able to sell its shares beginning in June 2005, and they can require us to facilitate an underwritten offering in some cases as early as June 2000. If the fund decides to sell a significant portion of its shares at any one time, or if the market expects that the fund may sell its shares, the market price of our common stock could drop significantly, even if our business is doing well.

    INTANGIBLE ASSETS--MANY OF OUR ASSETS ARE SO-CALLED "INTANGIBLE" ASSETS. IF WE SELL OR CLOSE OUR BUSINESSES, BUYERS MAY NOT PAY AS MUCH FOR THESE INTANGIBLE ASSETS AS WE EXPECT.

    As of the end of fiscal year 1999, approximately $858.2 million or 42.7% of our total assets represented so-called "intangible" assets. The majority of these intangible assets fall in the category of goodwill. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. If we sell our business, we cannot be sure that a buyer would value these intangible assets as high as we do. If we close our business, those assets may lose most or all of their value and would not be available to be used to repay our creditors or distribute to our investors.

    LIABILITY FOR COSTS OF OUR 1998 SPIN-OFFS--WE MAY STILL BE LIABLE FOR COSTS RELATED TO THE BUSINESSES WE SPUN OFF IN 1998.

    As part of the Strategic Restructuring Plan, the businesses we spun off in 1998 agreed to indemnify us for any payments we made related to, among other things, the operation of the businesses we spun off and some of the lawsuits we are currently defending. We cannot be sure that all of the spin-off companies will be able to satisfy these obligations. If a spin-off company fails to indemnify us for a particular liability, we will be required to satisfy the payment obligation instead. Also, we agreed to indemnify the fund affiliated with Clayton, Dubilier & Rice for any losses we suffer as a result of a spin-off company failing to meet its indemnity obligations as described above.

    CHANGES IN SENIOR MANAGEMENT--RECENT CHANGES IN SENIOR MANAGEMENT IN THE LAST YEAR MAY IMPAIR OUR ABILITY TO OPERATE EFFECTIVELY.

    We have had several recent changes in our senior management. Transition at this high management level may disrupt our operations for the immediate period of time--it may be difficult for our employees to adjust to new management styles and to new programs being implemented by this management. Also, we cannot be sure that the individuals in these re-assigned or new positions will perform as well as we expect.

    We have also made changes, and continue to make changes, to the management of our local operations. These changes may cause some disruption at these businesses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposures arise from changes in interest rates and fluctuations in the exchange rates related primarily to the New Zealand, Australian and Canadian dollars. The Company utilizes interest rate swaps and foreign currency forward contracts to reduce its exposure to adverse fluctuations in interest rates and exchange rates. The Company does not hold or issue derivative instruments for trading purposes.

INTEREST RATE RISK

    Approximately $766.0 million of the Company's long-term debt is maintained in variable rate debt instruments. The Company manages its exposure to changes in the interest rate on the Company's variable rate debt by entering into interest rate swap agreements for a total notional amount of $500.0 million. The Company utilizes interest rate swap agreements for the purpose of hedging potential increases in interest rates. These swap agreements expire over a range from June 15, 2001 through June 16, 2003. The interest rate swaps effectively limit the LIBOR-based interest rate exposure to rates ranging from 5.7% to 6.0%.

    Based on the Company's outstanding long-term debt obligations as of April 24, 1999, a hypothetical 10% increase in the weighted average interest rate would result in approximately $1.7 million, net of taxes, in additional interest expense annually and reduce the Company's fiscal 1999 net income accordingly. Without the effect of the interest rate swaps, a hypothetical 10% increase in the weighted average interest rate would result in additional interest expense of approximately $4.9 million, net of taxes.

FOREIGN CURRENCY EXCHANGE RATE RISK

    The Company conducts business activities in New Zealand and Australia (related to the Blue Star Group) and Canada (two coffee businesses). As a result, the Company is exposed to foreign currency exchange rate risk primarily due to its transactions and net assets denominated in New Zealand (NZD), Australian (AUD), and Canadian (CDN) dollars. The Blue Star Group uses foreign currency forward contracts to hedge the impact of adverse fluctuations in the exchange rate on the purchases and sales of goods to overseas markets, as well as on the interest paid related to intercompany debt obligations denominated in U.S. dollars. The Company does not enter into foreign currency forward contracts with respect to the CDN dollar due to the minimal level of operations conducted by the Canadian businesses.

    The U.S. dollar is the functional currency for the Company's consolidated results of operations and financial position. For the Company's subsidiaries in New Zealand, Australia and Canada, the functional currency is the NZD, AUD and CDN dollar, respectively. The cumulative translation effects for the subsidiaries using functional currencies other than the U.S. dollar are included in Accumulated Other Comprehensive Loss in stockholders' equity.

    As of April 24, 1999, Blue Star held foreign currency forward contracts for a notional amount of approximately $14.0 million at rates ranging from $0.51 to $0.56. These contracts expire from April 30, 1999 to December 31, 1999.

    The potential unrealized loss that would result from a hypothetical 10% change in exchange rates would be approximately $1.1 million. Without the effect of the foreign currency forward contracts, a hypothetical 10% change in exchange rates would result in $1.2 million of additional unrealized losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
U.S. OFFICE PRODUCTS COMPANY:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 96 present fairly, in all material respects, the financial position of U.S. Office Products Company and its subsidiaries at April 24, 1999 and April 25, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 24, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 96 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Washington, DC
June 8, 1999

                          U.S. OFFICE PRODUCTS COMPANY

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         APRIL 24,     APRIL 25,
                                                                                            1999          1998
                                                                                        ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $     76,102  $     52,021
  Accounts receivable, less allowance for doubtful accounts of $11,720 and $8,639,
    respectively......................................................................       304,374       310,527
  Inventories, net....................................................................       206,857       228,671
  Prepaid expenses and other current assets...........................................       106,771       117,150
                                                                                        ------------  ------------
      Total current assets............................................................       694,104       708,369

Property and equipment, net...........................................................       231,152       228,715
Intangible assets, net................................................................       858,197       923,024
Other assets..........................................................................       228,706       194,701
Net assets from discontinued operations:
  Amounts receivable upon the Distributions...........................................                     132,145
  All other net assets................................................................                     354,473
                                                                                        ------------  ------------
      Total assets....................................................................  $  2,012,159  $  2,541,427
                                                                                        ------------  ------------
                                                                                        ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt.....................................................................  $     19,193  $    368,227
  Accounts payable....................................................................       168,976       162,718
  Accrued compensation................................................................        46,384        43,013
  Other accrued liabilities...........................................................       100,688        81,411
                                                                                        ------------  ------------
      Total current liabilities.......................................................       335,241       655,369

Long-term debt........................................................................     1,171,429       382,174
Other long-term liabilities and minority interests....................................        25,947        17,753
                                                                                        ------------  ------------
      Total liabilities...............................................................     1,532,617     1,055,296
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 500,000 shares authorized, 73,262 and none issued and outstanding, respectively.....................................................
  Common stock, $.001 par value, 500,000,000 shares authorized, 36,853,505 and
    33,460,864 shares issued, 36,702,778 and 33,460,864 shares outstanding, and
    150,727 and none held in treasury, respectively...................................            37            33
  Additional paid-in capital..........................................................       727,614     1,472,125
  Accumulated other comprehensive loss................................................      (119,941)     (112,803)
  Retained earnings (accumulated deficit).............................................      (128,168)      126,776
                                                                                        ------------  ------------
      Total stockholders' equity......................................................       479,542     1,486,131
                                                                                        ------------  ------------
      Total liabilities and stockholders' equity......................................  $  2,012,159  $  2,541,427
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 FOR THE FISCAL YEAR ENDED
                                                                          ----------------------------------------
                                                                           APRIL 24,     APRIL 25,     APRIL 26,
                                                                              1999          1998          1997
                                                                          ------------  ------------  ------------
Revenues................................................................  $  2,664,589  $  2,611,740  $  2,115,954
Cost of revenues........................................................     1,933,796     1,884,892     1,518,287
                                                                          ------------  ------------  ------------
      Gross profit......................................................       730,793       726,848       597,667

Selling, general and administrative expenses............................       635,181       591,463       488,215
Amortization expense....................................................        25,834        19,938        12,416
Strategic Restructuring Plan costs......................................        97,505
Impaired asset write-offs...............................................        58,735
Operating restructuring costs...........................................        24,042         6,187         4,201
Non-recurring acquisition costs.........................................                                     8,001
                                                                          ------------  ------------  ------------
      Operating income (loss)...........................................      (110,504)      109,260        84,834

Interest expense........................................................       106,291        37,837        36,047
Interest income.........................................................        (2,070)       (1,853)       (6,857)
Loss on sale and closure of businesses..................................        10,199
Other expense (income)..................................................         2,980        (7,146)       (4,233)
                                                                          ------------  ------------  ------------

Income (loss) from continuing operations before provision for (benefit
  from) income taxes and extraordinary items............................      (227,904)       80,422        59,877
Provision for (benefit from) income taxes...............................       (30,402)       36,946        27,939
                                                                          ------------  ------------  ------------

Income (loss) from continuing operations before extraordinary items.....      (197,502)       43,476        31,938
Income (loss) from discontinued operations, net of income taxes.........        (1,294)       23,712        26,800
                                                                          ------------  ------------  ------------
Income (loss) before extraordinary items................................      (198,796)       67,188        58,738
Extraordinary items--losses on early terminations of debt facilities,
  net of income taxes...................................................           269                       1,450
                                                                          ------------  ------------  ------------
Net income (loss).......................................................  $   (199,065) $     67,188  $     57,288
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Per share amounts:
  Basic:
    Income (loss) from continuing operations before extraordinary
      items.............................................................  $      (5.45) $       1.45  $       1.42
    Income (loss) from discontinued operations..........................         (0.03)         0.80          1.19
    Extraordinary items.................................................         (0.01)                      (0.06)
                                                                          ------------  ------------  ------------
    Net income (loss)...................................................  $      (5.49) $       2.25  $       2.55
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

  Diluted:
    Income (loss) from continuing operations before extraordinary
      items.............................................................  $      (5.45) $       1.43  $       1.39
    Income (loss) from discontinued operations..........................         (0.03)         0.77          1.17
    Extraordinary items.................................................         (0.01)                      (0.06)
                                                                          ------------  ------------  ------------
    Net income (loss)...................................................  $      (5.49) $       2.20  $       2.50
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              ACCUMULATED      RETAINED
                                 PREFERRED STOCK            COMMON STOCK        ADDITIONAL       OTHER         EARNINGS
                             ------------------------  -----------------------    PAID-IN    COMPREHENSIVE   (ACCUMULATED
                               SHARES       AMOUNT       SHARES      AMOUNT       CAPITAL    INCOME (LOSS)     DEFICIT)
                             -----------  -----------  ----------  -----------  -----------  --------------  ------------
Balance at April 30,
  1996.....................                $           19,866,106   $      20    $ 313,337     $      770     $   80,619
  Issuances of common
    stock, net of
    associated expenses in
    conjunction with:
    Public offering........                             3,255,874           3      275,709
    Direct equity
      investment...........                               468,750           1       38,112
    Acquisitions...........                             2,171,363           2      166,078
    Exercise of stock
      options, including
      tax benefits.........                                49,436                    2,843
    Employee stock purchase
      plan.................                                57,500                    3,145
  Transactions of Pooled
    Companies:
    Issuances of common
      stock for repayment
      of debt and payment
      of acquisition
      expenses.............                               102,408                    6,859
    Capital
      contributions........                                 3,086                    1,857
    Exercise of warrants
      and stock options....                               119,654                    1,980
    Retirement of common
      stock................                                25,576                     (443)                          (34)
    Cash dividends paid and
      declared.............                                                                                      (20,931)
    Undistributed earnings
      of Subchapter S
      corporations acquired
      in
      pooling-of-interests
      business
      combinations.........                                                         57,640                       (57,640)
  Adjustment to conform the
    year-ends of Pooled
    Companies..............                                                                                          286
  Comprehensive loss:
    Other comprehensive
      loss.................                                                                        (6,353)
    Net income.............                                                                                       57,288
                             -----------         ---   ----------         ---   -----------  --------------  ------------

Balance at April 26,
  1997.....................                            26,119,753          26      867,117         (5,583)        59,588
  Issuances of common
    stock, net of
    associated expenses in
    conjunction with:
    Acquisitions...........                             6,944,625           7      584,470
    Repayment of debt......                                 7,044                      570
    Exercise of stock
      options, including
      tax benefits.........                               335,516                   15,908
    Employee stock purchase
      plan.................                                62,974                    4,060
  Share adjustments at
    Pooled Companies.......                                (9,048)
  Comprehensive loss:
    Other comprehensive
      loss.................                                                                      (107,220)
    Net income.............                                                                                       67,188
                             -----------         ---   ----------         ---   -----------  --------------  ------------
Balance at April 25,
  1998.....................                $           33,460,864   $      33    $1,472,125    $ (112,803)    $  126,776


                             STOCKHOLDERS'
                                EQUITY
                             ------------
Balance at April 30,
  1996.....................   $  394,746
  Issuances of common
    stock, net of
    associated expenses in
    conjunction with:
    Public offering........      275,712
    Direct equity
      investment...........       38,113
    Acquisitions...........      166,080
    Exercise of stock
      options, including
      tax benefits.........        2,843
    Employee stock purchase
      plan.................        3,145
  Transactions of Pooled
    Companies:
    Issuances of common
      stock for repayment
      of debt and payment
      of acquisition
      expenses.............        6,859
    Capital
      contributions........        1,857
    Exercise of warrants
      and stock options....        1,980
    Retirement of common
      stock................         (477)
    Cash dividends paid and
      declared.............      (20,931)
    Undistributed earnings
      of Subchapter S
      corporations acquired
      in
      pooling-of-interests
      business
      combinations.........
  Adjustment to conform the
    year-ends of Pooled
    Companies..............          286
  Comprehensive loss:
    Other comprehensive
      loss.................       (6,353)
    Net income.............       57,288
                             ------------
Balance at April 26,
  1997.....................      921,148
  Issuances of common
    stock, net of
    associated expenses in
    conjunction with:
    Acquisitions...........      584,477
    Repayment of debt......          570
    Exercise of stock
      options, including
      tax benefits.........       15,908
    Employee stock purchase
      plan.................        4,060
  Share adjustments at
    Pooled Companies.......
  Comprehensive loss:
    Other comprehensive
      loss.................     (107,220)
    Net income.............       67,188
                             ------------
Balance at April 25,
  1998.....................   $1,486,131

                          U.S. OFFICE PRODUCTS COMPANY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              ACCUMULATED      RETAINED
                                 PREFERRED STOCK            COMMON STOCK        ADDITIONAL       OTHER         EARNINGS
                             ------------------------  -----------------------    PAID-IN    COMPREHENSIVE   (ACCUMULATED
                               SHARES       AMOUNT       SHARES      AMOUNT       CAPITAL    INCOME (LOSS)     DEFICIT)
                             -----------  -----------  ----------  -----------  -----------  --------------  ------------
Balance at April 25,
  1998.....................                $           33,460,864   $      33    $1,472,125    $ (112,803)    $  126,776
  Issuance of preferred
    stock, net of
    associated expenses in
    conjunction with equity
    investment by
    Investor...............      73,262                                             49,332
  Issuances of common
    stock, net of
    associated expenses in
    conjunction with:
    Equity Investment by
      Investor.............                             9,101,129           9      254,167
    2001 Notes Exchange....                             2,025,185           2      151,423
    Conversion of 2003
      Notes................                                 7,911                    1,000
    Exercise of stock
      options, including
      tax benefits.........                             1,203,688           1       66,790
    Employee stock purchase
      plan.................                               160,788           1        2,019
    Purchase price
      adjustments related
      to acquisitions......                                 2,474                     (102)
  Repurchase of common
    stock, net of
    associated expenses in
    conjunction with Equity
    Tender.................                            (9,259,261)         (9)    (999,991)
  Compensation expense
    related to options
    repurchased in Equity
    Tender.................                                                         57,711
  Adjustments related to
    the Distributions......                                                       (326,860)         1,150        (55,879)
  Comprehensive loss:
    Other comprehensive
      loss.................                                                                        (8,288)
    Net loss...............                                                                                     (199,065)
                             -----------         ---   ----------         ---   -----------  --------------  ------------

Balance at April 24,
  1999.....................      73,262    $           36,702,778   $      37    $ 727,614     $ (119,941)    $ (128,168)
                             -----------         ---   ----------         ---   -----------  --------------  ------------
                             -----------         ---   ----------         ---   -----------  --------------  ------------


                             STOCKHOLDERS'
                                EQUITY
                             ------------
Balance at April 25,
  1998.....................   $1,486,131
  Issuance of preferred
    stock, net of
    associated expenses in
    conjunction with equity
    investment by
    Investor...............       49,332
  Issuances of common
    stock, net of
    associated expenses in
    conjunction with:
    Equity Investment by
      Investor.............      254,176
    2001 Notes Exchange....      151,425
    Conversion of 2003
      Notes................        1,000
    Exercise of stock
      options, including
      tax benefits.........       66,791
    Employee stock purchase
      plan.................        2,020
    Purchase price
      adjustments related
      to acquisitions......         (102)
  Repurchase of common
    stock, net of
    associated expenses in
    conjunction with Equity
    Tender.................   (1,000,000)
  Compensation expense
    related to options
    repurchased in Equity
    Tender.................       57,711
  Adjustments related to
    the Distributions......     (381,589)
  Comprehensive loss:
    Other comprehensive
      loss.................       (8,288)
    Net loss...............     (199,065)
                             ------------
Balance at April 24,
  1999.....................   $  479,542
                             ------------
                             ------------

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   FOR THE FISCAL YEAR ENDED
                                                                              -----------------------------------
                                                                               APRIL 24,   APRIL 25,   APRIL 26,
                                                                                 1999         1998        1997
                                                                              -----------  ----------  ----------
Cash flows from operating activities:
  Net income (loss).........................................................  $  (199,065) $   67,188  $   57,288
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    (Income) loss from discontinued operations..............................        1,294     (23,712)    (26,800)
    Depreciation and amortization...........................................       67,574      57,167      36,102
    Strategic Restructuring Plan costs......................................       70,380
    Impaired asset write-offs...............................................       58,735
    Loss on sale and closure of businesses..................................       10,199
    Provision for doubtful accounts.........................................        6,982       5,298       5,085
    Provision for slow moving or obsolete inventory.........................       21,829       9,437       9,526
    Deferred income taxes...................................................      (10,239)      4,534      (1,035)
    Equity in net loss (income) of affiliate................................          910      (1,315)       (782)
    Loss (gain) on sale of assets...........................................          303        (991)
    Extraordinary losses....................................................          269                   1,450
    Non-recurring acquisition costs.........................................                                8,001
    Unrealized foreign currency gain........................................                               (3,420)
    Changes in current assets and liabilities (net of assets acquired and liabilities assumed in business combinations):
      Accounts receivable...................................................        1,585     (17,202)    (31,322)
      Inventories...........................................................       (2,902)    (13,222)    (12,926)
      Prepaid expenses and other current assets.............................        3,019      (2,284)     (6,059)
      Accounts payable......................................................        5,796      (3,258)    (26,692)
      Accrued liabilities...................................................       24,878       1,922       7,396
                                                                              -----------  ----------  ----------
        Net cash provided by operating activities...........................       61,547      83,562      15,812
                                                                              -----------  ----------  ----------
Cash flows from investing activities:
  Cash paid in acquisitions, net of cash received...........................      (34,508)    (69,299)   (345,319)
  Payments of acquisition costs.............................................       (2,580)     (3,431)     (5,343)
  Additions to property and equipment, net of disposals.....................      (41,556)    (46,695)    (34,036)
  Investment in affiliate...................................................                  (40,773)    (41,270)
  Proceeds from sale of investments.........................................        1,990       5,729
  Other.....................................................................        1,987       4,080       2,013
                                                                              -----------  ----------  ----------
        Net cash used in investing activities...............................      (74,667)   (150,389)   (423,955)
                                                                              -----------  ----------  ----------

                          U.S. OFFICE PRODUCTS COMPANY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   FOR THE FISCAL YEAR ENDED
                                                                              -----------------------------------
                                                                               APRIL 24,   APRIL 25,   APRIL 26,
                                                                                 1999         1998        1997
                                                                              -----------  ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................................    1,153,176         649     225,387
  Payments of long-term debt................................................     (226,171)    (13,972)   (174,788)
  Proceeds from (payments of) short-term debt, net..........................     (370,371)    206,698      24,132
  Proceeds from issuance of preferred stock.................................       49,332
  Proceeds from issuance of common stock....................................      322,987      15,696     318,899
  Repurchase of common stock in Equity Tender...............................   (1,000,000)
  Net repayments by (advances to) discontinued operations...................      123,551    (132,653)   (111,891)
  Payments to terminate credit facility.....................................       (3,121)                   (261)
  Payments of dividends at Pooled Companies.................................                               (6,158)
  Capital contributed by stockholders of Pooled Companies...................                                1,814
  Adjustments to conform fiscal year-ends of certain
    Pooled Companies........................................................                                  286
                                                                              -----------  ----------  ----------
        Net cash provided by financing activities...........................       49,383      76,418     277,420
                                                                              -----------  ----------  ----------
Effect of exchange rates on cash and cash equivalents.......................          336      (4,002)       (511)
Cash provided by (used in) discontinued operations..........................      (12,518)      2,406      (8,223)
                                                                              -----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents........................       24,081       7,995    (139,457)
Cash and cash equivalents at beginning of period............................       52,021      44,026     183,483
                                                                              -----------  ----------  ----------
Cash and cash equivalents at end of period..................................  $    76,102  $   52,021  $   44,026
                                                                              -----------  ----------  ----------
                                                                              -----------  ----------  ----------

                                                                                      FOR THE FISCAL YEAR ENDED
                                                                                   -------------------------------
                                                                                   APRIL 24,  APRIL 25,  APRIL 26,
                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
Supplemental disclosure of cash flow information:
    Interest paid................................................................  $  92,251  $  37,211  $  36,536
    Income taxes paid............................................................      3,990     27,944     22,734

                          U.S. OFFICE PRODUCTS COMPANY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

    The Company issued common stock and cash in connection with certain business combinations related to continuing operations accounted for under the purchase method during fiscal 1999, 1998 and 1997. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                                                     FOR THE FISCAL YEAR ENDED
                                                                                 ---------------------------------
                                                                                 APRIL 24,  APRIL 25,   APRIL 26,
                                                                                   1999        1998        1997
                                                                                 ---------  ----------  ----------
Accounts receivable............................................................  $   3,251  $   33,270  $   99,747
Inventories, net...............................................................      3,189      22,136     115,995
Prepaid expenses and other current assets......................................      3,929      15,877      20,874
Property and equipment.........................................................      3,050      55,438      94,112
Intangible assets..............................................................     29,691     403,114     490,011
Other assets...................................................................        465      33,692       7,748
Short-term debt................................................................     (2,586)     (9,615)    (20,612)
Accounts payable...............................................................     (1,222)    (27,161)    (99,753)
Accrued liabilities............................................................       (842)    (11,194)    (52,464)
Long-term debt.................................................................       (580)    (22,324)   (153,448)
Other long-term liabilities and minority interest..............................     (3,837)       (834)     (1,296)
                                                                                 ---------  ----------  ----------
        Net assets acquired....................................................  $  34,508  $  492,399  $  500,914
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------
The acquisitions were funded as follows:
    Common stock...............................................................  $          $  423,100  $  155,595
    Cash.......................................................................     34,508      69,299     345,319
                                                                                 ---------  ----------  ----------
        Total..................................................................  $  34,508  $  492,399  $  500,914
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------

NON-CASH TRANSACTIONS:

    - During fiscal 1999, the Company issued 2,025,185 shares of common stock upon conversion of $130,989 of the 2001 Notes in conjunction with the 2001 Notes Exchange.

    - During fiscal 1999, the Company issued 7,911 shares of common stock upon conversion of $1,000 of the 2003 Notes.

    - During fiscal 1999, 1998 and 1997, the Company recorded additional paid-in capital of approximately $217, $4,272 and $1,250, respectively, related to the tax benefit on stock options exercised.

    - During fiscal 1998 and 1997, the Company issued 7,044 and 96,158 shares of common stock, respectively, to repay $570 and $6,359 of indebtedness, respectively.

          See accompanying notes to consolidated financial statements.

                          U.S. OFFICE PRODUCTS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1--BUSINESS ORGANIZATION

    U.S. Office Products Company ("U.S. Office Products" or the "Company") was founded in October 1994. The Company is a supplier of a broad range of office products and business services to corporate customers. The Company serves a broad range of business customers, from large corporations to small businesses. The Company provides office products and business services in North America, New Zealand and Australia and, through a 49% owned subsidiary, in the United Kingdom.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of U.S. Office Products and the companies acquired in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates and give retroactive effect to the results of the companies acquired in business combinations accounted for under the pooling-of-interests method (the "Pooled Companies") for all periods presented. As a result of the Company's spin-off of its Technology Solutions, Print Management, Educational Supplies, and Corporate Travel Services businesses (collectively, the "Spin-Off Companies"), the accompanying consolidated financial statements reflect the results of the Spin-Off Companies as discontinued operations through June 9, 1998 (the effective date of the Spin-Off). See Note 3, "Strategic Restructuring Plan." The Company's continuing operations consist of its North American Office Products Group (which includes office supplies, office furniture, and breakroom products and services (office coffee, beverage and vending services)) ("NAOPG"), Mail Boxes Etc. ("MBE"), which the Company acquired in November 1997, the Company's international operations in New Zealand and Australia (referred to herein as the "Blue Star Group"), and the Company's 49% interest in Dudley Stationery Limited ("Dudley"), a U.K. contract stationer. NAOPG operates primarily in the United States; it also includes two coffee and beverage businesses located in Canada.

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

    During the consolidation of several warehouse and distribution facilities in late fiscal 1999, the Company identified inventory losses greater than reserves previously established to cover slow moving and obsolete inventory. As a result, the Company developed new methodologies to calculate the estimated reserve for slow moving and obsolete inventory in NAOPG, which resulted in the recognition of additional inventory reserves of $7,031 in the fourth quarter. In addition, during the fourth quarter of fiscal 1999, the Company recorded an additional $1,212 increase in the allowance for doubtful accounts for NAOPG.

DEFINITION OF FISCAL YEAR

    As used in these consolidated financial statements and related notes to consolidated financial statements, "fiscal 1999", "fiscal 1998" and "fiscal 1997" refer to the Company's fiscal years ended April 24, 1999, April 25, 1998 and April 26, 1997, respectively. On August 20, 1996, the Company's Board

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of Directors approved a change in the Company's fiscal year-end, effective for fiscal 1997, from April 30 to the last Saturday in April.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Investments in less than 50% owned entities are accounted for under the equity method. All significant intercompany transactions and accounts are eliminated in consolidation.

RECLASSIFICATIONS

    Certain reclassifications have been made to fiscal 1998 and fiscal 1997 to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

    The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss.

INVENTORIES

    Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis and consist primarily of products held for sale.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Additions and improvements that extend the physical or economic life of property and equipment are capitalized. Maintenance and repairs are expensed as incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives range from 25 to 40 years for buildings and its components and 3 to 15 years for furniture, fixtures and equipment. Property and equipment leased under capital leases are being amortized over the lesser of its useful life or its lease term. Gains and losses from sales and retirements are included in operations as they occur.

INTANGIBLE ASSETS

    Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is amortized on a straight-line basis over estimated useful lives ranging from 20 to 40 years. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) value, if any, as determined by comparing anticipated undiscounted future cash flows from operations to net book value.

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

TRANSLATION OF FOREIGN CURRENCIES

    Balance sheet accounts of foreign subsidiaries are translated using the year-end exchange rate, and statement of operations accounts are translated using the monthly average exchange rates. Translation adjustments are recorded as a separate component of other comprehensive loss. In fiscal 1999, 1998 and 1997, currency translation adjustments were not adjusted for income taxes as the Company considered its investment in foreign subsidiaries to be permanent in nature. During fiscal 1999, 1998 and 1997, U.S. Office Products Company (the "Parent") considered its intercompany loans to the Blue Star Group to be a long-term investment and, therefore, the currency transaction gain (loss) related to the intercompany loans is recorded as a component of other comprehensive loss. As a result of the strategic review of operations conducted during the fourth quarter of fiscal 1999, the Parent has subsequently changed its perspective on the Blue Star Group operations and no longer considers the intercompany loans to be long-term in nature. Accordingly, effective April 25, 1999, the Company will record the currency transaction gain (loss) related to its intercompany loans with the Blue Star Group as a component of income from continuing operations.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as a component of interest expense.

    The Company also enters into foreign currency forward contracts to reduce the impact of changes in the exchange rates of the New Zealand and Australian dollars. As of April 24, 1999, the Company held contracts denominated in U.S. dollars for a total notional amount of approximately $14,000 at rates ranging from $0.51 to $0.56. These contracts mature on dates ranging from April 30, 1999 to December 31, 1999.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of the Company's financial instruments has been determined using the following methods and assumptions:

    - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value;

    - The fair values of the 5 1/2% Convertible Subordinated Notes due 2001 (the "2001 Notes"), the 5 1/2% Convertible Subordinated Notes due 2003 (the "2003 Notes") and the 9 3/4% Senior Subordinated Notes due 2008 (the "2008 Notes") are based on quoted market prices;

    - The carrying amounts of the Company's debt, other than the 2001 Notes, the 2003 Notes and the 2008 Notes, approximate fair value, based on discounted cash flow analyses using the Company's current incremental borrowing rates for similar types of borrowing arrangements.

INCOME TAXES

    Income taxes have been computed utilizing the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Certain companies acquired in pooling-of-interests transactions during fiscal 1997 elected to be taxed as subchapter S corporations, and accordingly, no federal income taxes were recorded by those companies for periods prior to their acquisition by U.S. Office Products.

TAXES ON UNDISTRIBUTED EARNINGS

    No provision was made for U.S. income taxes on earnings of subsidiary companies which the Company controls but does not include in the consolidated federal income tax return, since it was management's practice and intent to permanently reinvest the earnings of these subsidiaries.

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

    The Company, through its wholly owned subsidiary MBE, enters into area and individual franchise agreements in the United States and master license agreements in other countries. Area franchise agreements grant the area franchisee the exclusive right to market individual franchise centers for the Company in the area franchisee's territory. The area franchisee generally receives a commission on the individual franchises sold as well as a share of the royalties earned by the Company from centers in the area franchisee's territory. Individual franchise agreements grant the individual franchisee the exclusive right to open and operate a franchise center in the individual franchisee's territory.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Franchise fee revenue is recognized upon the completion of all significant initial services provided to the franchisee, area franchisee or master licensee and upon satisfaction of all material conditions of the franchise agreement, area franchise agreement or master license. For individual franchise sales, the significant initial obligations that must be completed before any revenue is recognized are: the site is located, a store lease is in place, the franchise agreement has been signed, the store design and layout is complete, all manuals and systems have been provided, and training at MBE is complete. For area franchise sales, the significant initial obligations that must be completed before any revenue is recognized are: all operating manuals are provided, training is completed and a pilot center is opened. For master license agreements, the significant obligations that must be completed before any revenue is recognized are: all operating manuals are provided and training is completed. Revenue is recognized using the installment method when the revenue is collectible over an extended period and no reasonable basis exists for estimating collectibility.

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

STRATEGIC RESTRUCTURING PLAN COSTS

    Strategic Restructuring Costs represent costs incurred in conjunction with the completion of the Company's Strategic Restructuring Plan. See Note 3, "Strategic Restructuring Plan" for a description of the components of this plan.

OPERATING RESTRUCTURING COSTS

    The Company records the costs of consolidating existing Company facilities, including the external costs and liabilities to close redundant Company facilities, and severance costs related to the Company's employees in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)."

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

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ADVERTISING COSTS

    The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of operations as a component of selling, general and administrative expenses. During fiscal 1999, 1998 and 1997, the Company incurred advertising expenses of $20,276, $18,473 and $14,355, respectively.

NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the dual presentation of basic and diluted EPS on the face of the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

NEW ACCOUNTING PRONOUNCEMENTS

    In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments as presented in the consolidated statement of stockholders' equity. The adoption of SFAS No. 130 had no impact on total stockholders' equity or net income (loss).

    In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No.
14. SFAS No. 131 requires the Company to report segment information based on the "management," or "operating segment," approach rather than the "industry" approach required under SFAS No. 14. Additionally, SFAS No. 131 requires disclosures about the Company's products and services, geographic areas and major customers. The adoption of SFAS No. 131 had no impact on the results of operations or financial position of the Company, but did affect the disclosure of segment information.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (fiscal 2002 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the results of operations or financial position of the Company.

    In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 (fiscal 2000 for the Company). SOP 98-1 provides guidance for accounting for the costs of computer software developed

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) or obtained for internal use. Management of the Company anticipates that the adoption of SOP 98-1 will not have a significant effect on the results of operations or financial position of the Company.

NOTE 3--STRATEGIC RESTRUCTURING PLAN

    In June 1998, the Company completed a comprehensive restructuring plan (the "Strategic Restructuring Plan") that was approved by the Company's Board of Directors in January 1998. The principal elements of the Strategic Restructuring Plan were:

    - EQUITY TENDER OFFER. Pursuant to a self-tender offer (the "Equity Tender"), the Company repurchased 9,259,261 shares of its common stock, including 1,140,186 shares that were issued on exercise of vested and unvested options for common stock at $108.00 per share (or in the case of stock options, at $108.00 per share minus the exercise price of the options). The Company repurchased the shares for $934,569 in cash. In fiscal 1999, the Company recorded a non-cash compensation expense of $57,711, related to the participation of stock options in the Equity Tender.

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

    - EQUITY INVESTMENT. After the Distributions, an affiliate ("Investor") of an investment fund managed by Clayton, Dubilier & Rice, Inc., a private investment firm, acquired the following equity securities of the Company for $254,176, net of $15,824 in fees: (i) 9,101,129 shares (24.9%) of the
      Company's common stock, (ii) special warrants (the "Special Warrants") entitling Investor to purchase additional common stock in certain circumstances intended to permit Investor to maintain its 24.9% equity ownership position, and (iii) warrants (the "Warrants") entitling Investor to purchase additional shares of common stock for $405,000 equal to the number of shares of common stock it purchased outright plus the number of shares it acquires or is entitled to acquire pursuant to the Special Warrants. In April 1999, in conjunction with Investor's additional investment in the Company (see Note 14, "Stockholders' Equity"), the exercise price of the Warrants was reduced to $5.625 per share.

    In conjunction with the Strategic Restructuring Plan, U.S. Office Products completed the following financing transactions (the "Financing Transactions") in June 1998:

    - Pursuant to a tender offer, the Company repurchased $222,215 of its 2003 Notes for a purchase price of 94.5% of the principal amount and accrued interest on such notes.

    - Pursuant to an exchange offer, the Company exchanged $130,989 of its 2001 Notes for 2,025,185 shares of common stock at an exchange rate of 15.461 shares of U.S. Office Products common stock

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3--STRATEGIC RESTRUCTURING PLAN (CONTINUED) for each $1 principal amount of such notes, which effectively reduced the conversion price of such notes from $76.00 to $64.68 while the exchange offer was open.

    - The Company entered into a new $1,225,000 senior secured bank credit facility (the "New Credit Facility") that consisted of the following (i) a $200,000 seven-year multi-draw loan facility; (ii) a $250,000 seven-year revolving credit facility; (iii) a $100,000 seven-year term loan facility; and (iv) a $675,000 eight-year term loan facility. As a result of the Company entering into the New Credit Facility, the former credit facility was terminated. In agreement with the Company's lenders, certain terms of the New Credit Facility were subsequently modified. (see Note 9, "Credit Facilities").

    - The Company issued and sold $400,000 of the 2008 Notes in a private placement at 99.583% of the principal amount.

DISCONTINUED OPERATIONS

    As a result of the Strategic Restructuring Plan, the Spin-Off Companies are reflected as discontinued operations for all periods presented in the Company's consolidated financial statements. The Spin-Off Companies (and their respective lines of business) are Aztec Technology Partners, Inc. (technology solutions), Navigant International, Inc. (corporate travel services), School Specialty, Inc. (educational supplies), and Workflow Management, Inc. (print management). The Spin-Off Companies began operating as independent companies on June 10, 1998. Accordingly, the fiscal 1999 results of discontinued operations represent the period from April 26, 1998 to June 9, 1998.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3--STRATEGIC RESTRUCTURING PLAN (CONTINUED)
    The income (loss) from discontinued operations included in the consolidated statement of operations represents the sum of the results of the Spin-Off Companies for the periods they were included in the results of the Company and is summarized as follows:

                                                               CORPORATE                                TOTAL
                                                    PRINT        TRAVEL    EDUCATIONAL  TECHNOLOGY   DISCONTINUED
                                                  MANAGEMENT    SERVICES    SUPPLIES     SOLUTIONS    OPERATIONS
                                                 ------------  ----------  -----------  -----------  ------------
Fiscal 1999:
  Revenues.....................................   $   41,132   $   19,346   $  40,785    $  30,951    $  132,214
  Operating income (loss)......................       (1,601)          14       1,836          403           652
  Income (loss) before provision for (benefit
    from) income taxes.........................       (2,043)        (108)      1,069          381          (701)
  Provision for (benefit from) income taxes....         (732)         158         703          464           593
  Income (loss) from discontinued operations,
    net of income taxes........................       (1,311)        (266)        366          (83)       (1,294)
Fiscal 1998:
  Revenues.....................................   $  353,351   $  120,424   $ 310,455    $ 208,341    $  992,571
  Operating income.............................       16,776        7,808      18,103       13,091        55,778
  Income before provision for income taxes.....       15,099        7,631      12,173       13,114        48,017
  Provision for income taxes...................        7,392        4,569       6,065        6,279        24,305
  Income from discontinued operations, net of
    income taxes...............................        7,707        3,062       6,108        6,835        23,712
Fiscal 1997:
  Revenues.....................................   $  334,220   $   57,677   $ 191,746    $ 136,278    $  719,921
  Operating income.............................       16,426        5,668      10,295       11,198        43,587
  Income before provision for (benefit from)
    income taxes...............................       11,224        5,450       6,375       10,914        33,963
  Provision for (benefit from) income taxes....        3,651        1,353      (2,034)       4,193         7,163
  Income from discontinued operations, net of
    income taxes...............................        7,573        4,097       8,409        6,721        26,800

The results of the Spin-Off Companies include allocations of interest expense, at U.S. Office Products' weighted average interest rates, based on the average intercompany debt outstanding during the periods presented. Intercompany debt allocated to the Spin-Off Companies generally was comprised of funding provided to the Spin-Off Companies by U.S. Office Products for acquisitions and acquisition related expenses, repayments of long-term and short-term debt of acquired companies, payments of direct operating expenses of the Spin-Off Companies and the net results of daily advances and sweeps of cash by the Company to keep each Spin-Off Company's cash balance at or near zero on a daily basis. To the extent that the sum of the intercompany funding and third-party debt outstanding exceeded the amount of debt to be allocated to the Spin-Off Companies pursuant to the investment agreement with Investor, such excess amounts have been characterized as divisional equity. The results of the Spin-Off Companies do not include any allocations of corporate overhead from the Company during the periods presented.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3--STRATEGIC RESTRUCTURING PLAN (CONTINUED)
    The other net assets of the discontinued operations included in the Company's consolidated balance sheet represent the sum of the net assets of the Spin-Off Companies for the period presented and is summarized as follows:

                                                                 CORPORATE                                TOTAL
                                                     PRINT        TRAVEL     EDUCATIONAL  TECHNOLOGY   DISCONTINUED
                                                   MANAGEMENT    SERVICES     SUPPLIES     SOLUTIONS    OPERATIONS
                                                  ------------  -----------  -----------  -----------  ------------
April 25, 1998:
  Current assets................................   $   90,961    $  21,993    $  99,643    $  66,835    $  279,432
  Property, plant and equipment, net............       33,210       18,008       22,553        5,831        79,602
  Intangible assets, net........................       14,014       87,590       99,613       63,829       265,046
  Other assets..................................        8,259          852           34          574         9,719
  Current liabilities...........................      (57,434)     (18,643)     (54,642)     (33,363)     (164,082)
  Long-term liabilities.........................      (30,250)     (16,523)     (63,415)      (5,056)     (115,244)
                                                  ------------  -----------  -----------  -----------  ------------
      Other net assets of discontinued
        operations..............................   $   58,760    $  93,277    $ 103,786    $  98,650    $  354,473
                                                  ------------  -----------  -----------  -----------  ------------
                                                  ------------  -----------  -----------  -----------  ------------

    The amounts receivable upon the Distributions reflected in the April 25, 1998 consolidated balance sheet were recovered from the Spin-Off Companies in connection with the Distributions.

NOTE 4--BUSINESS COMBINATIONS

PURCHASE METHOD

    In fiscal 1999, the Company made 22 acquisitions, all related to continuing operations, which were accounted for under the purchase method. The aggregate purchase price for these 22 acquisitions was $34,508, consisting entirely of cash. The total assets related to these 22 acquisitions were $43,575, including goodwill of $29,691. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

    In fiscal 1998, the Company made 73 acquisitions, including 51 related to continuing operations, accounted for under the purchase method. The aggregate purchase price for these 73 acquisitions was $762,456, consisting of $177,979 of cash and 6,944,625 shares of common stock with a market value of $584,477. The total assets related to these 73 acquisitions were $900,870, including goodwill of $643,413. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

    In fiscal 1997, the Company made 77 acquisitions, including 71 related to continuing operations, accounted for under the purchase method. The aggregate purchase price for these 77 acquisitions was $520,891 consisting of $354,811 of cash, and 2,171,363 shares of common stock with a market value of $166,080. The total assets related to these 77 acquisitions were $861,647, including goodwill of $506,386. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

    In addition, there is the potential for the payment of up to an additional 750,000 shares of common stock, subject to an upward adjustment on the share limit (which the Company currently estimates could be

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4--BUSINESS COMBINATIONS (CONTINUED) approximately two times such limit) related to a purchase acquisition based upon the financial performance of such purchase acquisition and the value of the Company's common stock. The issuance of shares under this agreement would also entitle Investor to anti-dilution protection under the terms of the Special Warrants.

    The following presents the unaudited pro forma results of operations of the Company for fiscal 1999 and 1998 and includes the Company's consolidated financial statements and the results of the Purchased Companies and excludes the results of all business divestitures and closures as if all such purchase acquisitions and business divestitures and closures had been made at the beginning of fiscal 1998. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets, adjustments in executive compensation and the inclusion of a federal income tax provision on all earnings:

                                                                                        FOR THE FISCAL YEAR ENDED
                                                                                        --------------------------
                                                                                         APRIL 24,     APRIL 25,
                                                                                            1999          1998
                                                                                        ------------  ------------
Revenues..............................................................................  $  2,653,198  $  2,766,170
Income (loss) from continuing operations before extraordinary items...................       (94,712)       15,666
Basic income (loss) per share from continuing operations before extraordinary items...         (2.58)         0.43
Diluted income (loss) per share from continuing operations before extraordinary
  items...............................................................................         (2.58)         0.42

    The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the purchase acquisitions and business divestitures and closures occurred at the beginning of fiscal 1998 or the results which may occur in the future.

POOLING-OF-INTERESTS METHOD

    In fiscal 1997, the Company issued 8,290,791 shares of common stock, to acquire 40 companies, including 25 companies related to continuing operations, in business combinations accounted for under the pooling-of-interests method. The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented. Certain of the Pooled Companies were previously reported on fiscal years ending other than April 26, 1997.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4--BUSINESS COMBINATIONS (CONTINUED)
    Commencing on May 1, 1996, the year-ends of the Pooled Companies were changed to April 26, 1997 resulting in adjustments to retained earnings of $286 during fiscal 1997. Following is a summary of the results related to the adjustments to retained earnings:

                                                                                                        FOR THE
                                                                                                        FISCAL
                                                                                                      YEAR ENDED
                                                                                                       APRIL 26,
                                                                                                         1997
                                                                                                     -------------
Revenues...........................................................................................    $  (9,907)
Costs and expenses.................................................................................      (10,193)
                                                                                                     -------------
      Net adjustment...............................................................................    $     286
                                                                                                     -------------
                                                                                                     -------------

    The following presents the fiscal 1997 results, of U.S. Office Products (excluding the results of Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:

                                                                           U.S. OFFICE     POOLED
                                                                             PRODUCTS     COMPANIES     COMBINED
                                                                           ------------  -----------  ------------
Fiscal 1997:
  Revenues...............................................................  $  1,906,496   $ 209,458   $  2,115,954
  Income from continuing operations before extraordinary items...........  $     27,978   $   3,960   $     31,938

EQUITY INVESTMENT IN AFFILIATE

    In November 1996, the Company acquired a 49% equity interest in Dudley Stationery Limited ("Dudley"), which is accounted for under the equity method. Under the terms of the agreement, the Company invested $82,043 in Dudley. The Company's investment in Dudley as of April 24, 1999 was $83,344, including $34,489 which represents the excess of the Company's proportionate share of the underlying net assets of Dudley, and is included in other assets on the consolidated balance sheet. The portion of the investment in excess of the Company's proportionate share of the underlying assets of Dudley is being amortized over 40 years. The Company has included its share of Dudley's net income (loss) as a component of other (income) expense on the consolidated statement of operations.

NOTE 5--ACCRUED ACQUISITION COSTS

    As of the consummation date of an acquisition, the Company begins to assess and formulate a plan to exit activities of the acquired companies. Typically, this involves evaluating the facilities of the Company and the acquired companies in the specific geographic areas, determining which of the acquired facilities will be exited and identifying employee groups that will be terminated or relocated. In most cases, the facilities are closed and the employees terminated within one year of the completion of the plan.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5--ACCRUED ACQUISITION COSTS (CONTINUED)
    The following table sets forth the Company's accrued acquisition costs for the periods ended April 25, 1998 and April 24, 1999:

                                                                                 EMPLOYEE     DISPOSAL OF
                                                                   REDUNDANT   SEVERANCE AND  ASSETS AND
                                                                  FACILITIES    RELOCATION       OTHER       TOTAL
                                                                  -----------  -------------  -----------  ---------
Balance at April 26, 1997.......................................   $   1,593     $   2,484     $   6,712   $  10,789
  Additions.....................................................       3,836         7,494         4,844      16,174
  Utilizations..................................................      (3,046)       (6,861)       (6,164)    (16,071)
                                                                  -----------       ------    -----------  ---------
Balance at April 25, 1998.......................................       2,383         3,117         5,392      10,892
  Additions.....................................................         334           367         1,077       1,778
  Utilizations and reversals....................................      (2,053)       (2,485)       (6,353)    (10,891)
                                                                  -----------       ------    -----------  ---------
Balance at April 24, 1999.......................................   $     664     $     999     $     116   $   1,779
                                                                  -----------       ------    -----------  ---------
                                                                  -----------       ------    -----------  ---------

NOTE 6--OPERATING RESTRUCTURING COSTS

    The following table sets forth the Company's accrued operating restructuring costs for the periods ended April 26, 1997, April 25, 1998 and April 24, 1999:

                                                              FACILITY      SEVERANCE    OTHER ASSET
                                                             CLOSURE AND       AND       WRITE-DOWNS
                                                            CONSOLIDATIONS TERMINATIONS   AND COSTS      TOTAL
                                                            -------------  ------------  ------------  ----------
Balance at April 30, 1996.................................    $             $             $            $
  Additions...............................................        1,337            308         2,556        4,201
  Utilizations............................................         (302)          (229)       (2,150)      (2,681)
                                                            -------------  ------------  ------------  ----------

Balance at April 26, 1997.................................        1,035             79           406        1,520
  Additions...............................................        2,008          3,053         1,126        6,187
  Utilizations............................................       (2,076)        (1,877)       (1,058)      (5,011)
                                                            -------------  ------------  ------------  ----------

Balance at April 25, 1998.................................          967          1,255           474        2,696
  Additions...............................................        6,786         13,090         4,166       24,042
  Utilizations............................................       (2,166)        (9,775)       (3,854)     (15,795)
                                                            -------------  ------------  ------------  ----------

Balance at April 24, 1999.................................    $   5,587     $    4,570    $      786   $   10,943
                                                            -------------  ------------  ------------  ----------
                                                            -------------  ------------  ------------  ----------

    In fiscal 1999, management approved restructuring plans, which included initiatives to streamline its operating structure by reducing the number of employees, eliminating duplicative facilities, and deploying a common information system. The total operating restructuring costs recorded during fiscal 1999 included $13,090 of employee separation costs for 503 employees working in the majority of the Company's business functions, job classes and geographies. These costs also include $6,786 related to the closure or consolidation of 89 facilities containing redundant or unutilized warehousing, sales and/or administrative functions. These costs primarily represent the estimated excess lease costs associated with exited facilities. The remaining $4,166 recorded during fiscal 1999 relates to the write-off of unutilized assets resulting from facility closings and the deployment of the Company's common information system. The total cost of $24,042 represents $19,876 of cash and $4,166 of non-cash charges.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 6--OPERATING RESTRUCTURING COSTS (CONTINUED)

    In fiscal 1998, management approved restructuring plans in conjunction with its continuing initiatives to integrate acquired companies and streamline operations. The operating restructuring costs recorded during fiscal 1998 included $3,053 of employee separation costs for 241 employees working primarily in the general administrative and warehouse areas. The costs also included $2,008 related to closure or consolidation of 28 facilities, primarily related to excess lease costs at exited facilities containing primarily redundant warehouse and administrative functions. The remaining $1,126 relates to the write-off of unutilized assets resulting from facility closures. The total cost of $6,187 represents $4,248 of cash and $1,939 of non-cash charges.

    In fiscal 1997, management approved restructuring plans primarily related to integrating acquired companies and closing a number of retail locations. The operating restructuring costs included $308 of employee separation costs for 64 employees working primarily in the customer service and general administrative areas. The costs also include $1,337 related to the closure or consolidation of 13 facilities, primarily related to excess lease costs at exited facilities containing retail and warehousing operations. The remaining $2,556 relates to the write-off of unutilized assets resulting from facility closure and exited lines of business. The total cost of $4,201 represents $1,643 of cash and $2,558 of non-cash charges.

NOTE 7--PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                                            APRIL 24,   APRIL 25,
                                                                                              1999         1998
                                                                                           -----------  ----------
Land.....................................................................................  $    25,529  $   27,728
Buildings................................................................................       40,516      45,268
Furniture and fixtures...................................................................      152,741     136,198
Warehouse equipment......................................................................       78,397      72,929
Equipment under capital leases...........................................................        9,296      17,719
Leasehold improvements...................................................................       27,674      10,162
                                                                                           -----------  ----------
                                                                                               334,153     310,004
Less: Accumulated depreciation...........................................................     (103,001)    (81,289)
                                                                                           -----------  ----------
Net property and equipment...............................................................  $   231,152  $  228,715
                                                                                           -----------  ----------
                                                                                           -----------  ----------

    Depreciation expense for fiscal 1999, 1998 and 1997 was $41,739, $33,260 and $20,699, respectively.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 8--INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                                                            APRIL 24,   APRIL 25,
                                                                                               1999        1998
                                                                                            ----------  ----------
Goodwill..................................................................................  $  909,675  $  953,819
Other.....................................................................................       4,225       4,036
                                                                                            ----------  ----------
                                                                                               913,900     957,855
Less: Accumulated amortization............................................................     (55,703)    (34,831)
                                                                                            ----------  ----------
                                                                                            $  858,197  $  923,024
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Amortization expense for fiscal 1999, 1998 and 1997 was $24,709, $19,938 and $12,416, respectively.

    During the Company's evaluation of the recoverability of goodwill, certain operating companies were identified as having future undiscounted cash flow projections less than the carrying value of the unamortized goodwill related to such companies, thus indicating impairment. As a result, in fiscal 1999 an impairment loss of $58,735 was recorded as a reduction to goodwill in an amount equal to the excess of the carrying value over the future discounted cash flows of the entities.

NOTE 9--CREDIT FACILITIES

SHORT-TERM DEBT

    Short-term debt consists of the following:

                                                                                             APRIL 24,  APRIL 25,
                                                                                               1999        1998
                                                                                             ---------  ----------
Former Credit Facility, average interest rate of 6.4% at April 25, 1998....................  $          $  365,000
Current maturities of long-term debt.......................................................     19,193       3,227
                                                                                             ---------  ----------
        Total short-term debt..............................................................  $  19,193  $  368,227
                                                                                             ---------  ----------
                                                                                             ---------  ----------

    At April 25, 1998, the Company had an agreement under which a syndicate of financial institutions, led by Bankers Trust Company, as Agent (the "Bank"), was providing the Company with a $500,000 credit facility (the "Former Credit Facility") bearing interest, at the Company's option, at the Bank's base rate plus an applicable margin of up to 1.25%, or a eurodollar rate plus an applicable margin of up to 2.5%. The availability under the Former Credit Facility was subject to certain sublimits including $100,000 for working capital loans and $400,000 for acquisition loans. The Former Credit Facility was collateralized by a majority of the assets of the Company and its subsidiaries and contained customary covenants, including financial covenants with respect to the Company's consolidated leverage and interest coverage ratios, capital expenditures, payment of dividends and purchases and sales of assets, and customary default provisions, including provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. At April 25, 1998, the balance outstanding under the Former Credit Facility included six eurodollar contracts, expiring within 30 days, totaling $351,000 at an average interest rate of 6.38%.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9--CREDIT FACILITIES (CONTINUED)
    Upon completion of the Strategic Restructuring Plan, the Company terminated and repaid the balance outstanding under its Former Credit Facility and entered into the New Credit Facility (see "Long-Term Debt"). In fiscal 1999, the Company recorded a non-cash extraordinary expense of $4,745, before benefit from income taxes, related to the write-off of debt issue costs capitalized in conjunction with the Former Credit Facility.

LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                           APRIL 24,    APRIL 25,
                                                                                              1999         1998
                                                                                          ------------  ----------
Seven-year term loan due 2005, interest at 7.18% at April 24, 1999, principal and
  interest payable quarterly............................................................  $     91,667  $
Eight-year term loan due 2006, interest at 7.43% at April 24, 1999, principal and
  interest payable quarterly............................................................       674,333
Senior Subordinated Notes due 2008, interest at 9 3/4%, redeemable at any time on or
  after June 15, 2003, interest payable semi-annually...................................       398,321
Convertible Subordinated Notes due 2003, interest at 5 1/2%, convertible into shares of common stock at any time prior to maturity at a conversion price of $64.36 per share,
  subject to adjustment in certain events, interest payable semi-annually...............         4,614     230,000
Convertible Subordinated Notes due 2001, interest at 5 1/2%, convertible into shares of common stock at any time prior to maturity at a conversion price of $38.70 per share,
  subject to adjustment in certain events, interest payable semi-annually...............        12,761     143,750
Other...................................................................................         2,265       3,074
Capital lease obligations...............................................................         6,661       8,577
                                                                                          ------------  ----------
                                                                                             1,190,622     385,401
Less: Current maturities of long-term debt..............................................       (19,193)     (3,227)
                                                                                          ------------  ----------
    Total long-term debt, net of current maturities.....................................  $  1,171,429  $  382,174
                                                                                          ------------  ----------
                                                                                          ------------  ----------

    The New Credit Facility originally provided for an aggregate principal amount of $1,225,000, consisting of (i) a seven-year multi-draw term loan facility totaling $200,000, (ii) a seven-year revolving credit facility totaling $250,000, (iii) a seven-year term loan facility totaling $100,000, and (iv) an eight-year term loan facility totaling $675,000. During fiscal 1999, the Company reached an agreement with its bank lenders to revise the terms of the New Credit Facility. The revisions included modifications to the financial covenants and a reduction in the amount available under the multi-draw term loan facility from $200,000 to $50,000 and under the revolving credit facility from $250,000 to $200,000. There was no change to the interest rates that the Company pays on borrowings under the New Credit Facility. The Company paid amendment fees of $2,929 in connection with the modifications to the New Credit Facility and recorded a non-cash expense of $1,857, which is included in interest expense, to write-off capitalized debt issue costs.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9--CREDIT FACILITIES (CONTINUED)
    In connection with the completion of the Strategic Restructuring Plan and the Financing Transactions, the Company borrowed the full amount of the two single-draw term loan facilities. The multi-draw term loan facility and the revolving credit facility remain available for future borrowings. Costs incurred in connection with the issuance of the two single-draw term loan facilities totaling $10,407 are included in other assets and are being amortized over the period to maturity. Interest rates on such borrowings bear interest, at the Company's option, at the lending bank's base rate plus an applicable margin of up to 1.50%, or a eurodollar rate plus an applicable margin of up to 2.50%. A commitment fee of 0.50% is applied to the multi-draw term loan facility and seven-year term loan. The Company's obligations under the New Credit Facility are guaranteed by its present domestic subsidiaries; future material domestic subsidiaries will also be required to guarantee these obligations. The New Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries; future material domestic subsidiaries also will be required to pledge their assets as collateral. The Company was required to enter into arrangements to ensure that the effective interest rate paid by the Company on at least 50% of the aggregate amount outstanding under the New Credit Facility and the 2008 Notes was at a fixed rate of interest. As a result, the Company has entered into interest rate swap arrangements to limit the LIBOR-based interest rate exposure on $500,000 of the outstanding balance under the New Credit Facility to rates ranging from 5.7% to 6.0%. The interest rate swap agreements expire over a period ranging from 2001 to 2003. As a result of these swap agreements (and including the fixed-rate 2008 Notes), the Company has fixed the interest rates on $900,000 (75.6%) of the long-term debt outstanding at April 24, 1999. The Company's weighted average interest rate in fiscal year 1999 was 8.2%.

    The New Credit Facility includes, among others, restrictions on the Company's ability to incur additional indebtedness, sell assets, pay dividends, or engage in certain other transactions, and requirements that the Company maintain certain financial ratios, and other provisions customary for loans to highly leveraged companies, including representations by the Company, conditions to funding, cost and yield protections, restricted payment provisions, amendment provisions and indemnification provisions. The New Credit Facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and financing transactions, and also from excess cash flow (as defined in the Credit Facility).

    The 2008 Notes are redeemable at any time on or after June 15, 2003, initially at 104.875% of their principal amount, plus accrued interest, if any, declining ratably to 100% of their principal amount, plus accrued interest, to the redemption date, on or after June 15, 2006. In addition, at any time prior to June 15, 2001, the Company at its option may redeem up to 35% of the original principal amount of the 2008 Notes with the proceeds of one or more equity offerings at a redemption price of 109.75% of the principal amount of the 2008 Notes. The 2008 Notes are unsecured but are guaranteed by the Company's present domestic subsidiaries; future material domestic subsidiaries will be required to guarantee the 2008 Notes. The indenture governing the 2008 Notes places restrictions on the Company's ability to incur indebtedness, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets to, or merge or consolidate with, another entity. Costs incurred in connection with the issuance of the 2008 Notes totaling $10,348 are included in other assets and are being amortized over the ten year period of maturity. The fair value of the 2008 Notes at April 24, 1999, based upon quoted market prices, totaled $268,000.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9--CREDIT FACILITIES (CONTINUED)
    The 2003 Notes are redeemable, in whole or in part, at the Company's option at specified redemption prices on or after May 22, 1998, but may not be redeemed prior to May 15, 1999 unless the closing price of the common stock is at least 150% of the conversion price for a period of time prior to the notice of redemption. Costs incurred in connection with the issuance of the 2003 Notes are included in other assets and are being amortized over the seven year period of maturity. The fair value of the 2003 Notes at April 24, 1999, based upon quoted market prices, totaled $1,615. In conjunction with the Strategic Restructuring Plan, $222,215 of the 2003 Notes were retired at 94.5% of the principal amount, resulting in an extraordinary gain in fiscal 1999 of $12,396, before provision for income taxes, and the conversion price on the remaining outstanding 2003 Notes was adjusted to $64.36. In addition, the Company recorded an extraordinary expense of $5,174, before benefit from income taxes, related to the write-off of debt issue costs capitalized in connection with the issuance of the 2003 Notes.

    The 2001 Notes are redeemable, in whole or in part, at the Company's option at specified redemption prices on or after February 3, 1998, but may not be redeemed prior to February 2, 1999 unless the closing price of the common stock is at least 150% of the conversion price for a period of time prior to the notice of redemption. Costs incurred in connection with the issuance of the 2001 Notes are included in other assets and are being amortized over the five year period of maturity. The fair value of the 2001 Notes at April 24, 1999, based upon quoted market prices, totaled $4,466. In conjunction with the Strategic Restructuring Plan, $130,989 of the 2001 Notes were exchanged for 2,025,185 shares of common stock at a conversion price that was temporarily reduced from $76.00 per share to $64.68 per share, resulting in an expense in fiscal 1999 of $20,436 as a result of the reduction in the conversion price, and the conversion price on the remaining outstanding 2001 Notes was adjusted to $38.70. In addition, in fiscal 1999 the Company recorded an extraordinary expense of $2,911, before benefit from income taxes, related to the write-off of debt issue costs capitalized in connection with the issuance of the 2001 Notes.

MATURITIES OF LONG-TERM DEBT

    Maturities on long-term debt, including capital lease obligations, are as follows:

2000............................................................................  $  19,193
2001............................................................................     30,742
2002............................................................................     17,425
2003............................................................................     16,433
2004............................................................................     20,986
Thereafter......................................................................  1,085,843
                                                                                  ---------
                                                                                  $1,190,622
                                                                                  ---------
                                                                                  ---------

NOTE 10--INCOME TAXES

    The Company files a consolidated income tax return for its wholly owned domestic subsidiaries. Separate returns are filed for its foreign subsidiaries. The consolidated tax provision, therefore, is based upon the separate tax provisions of the domestic and foreign jurisdictions.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10--INCOME TAXES (CONTINUED)
    Domestic and foreign income (loss) from continuing operations before provision for (benefit from) income taxes and extraordinary items consists of the following:

                                                                                     FOR THE FISCAL YEAR ENDED
                                                                                 ---------------------------------
                                                                                  APRIL 24,   APRIL 25,  APRIL 26,
                                                                                    1999        1998       1997
                                                                                 -----------  ---------  ---------
Domestic.......................................................................  $  (156,873) $  53,478  $  37,244
Foreign........................................................................      (71,031)    26,944     22,633
                                                                                 -----------  ---------  ---------
    Total......................................................................  $  (227,904) $  80,422  $  59,877
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------

    The provision for (benefit from) income taxes consists of:

                                                                                     FOR THE FISCAL YEAR ENDED
                                                                                  --------------------------------
                                                                                  APRIL 24,   APRIL 25,  APRIL 26,
                                                                                     1999       1998       1997
                                                                                  ----------  ---------  ---------
Income taxes currently (receivable) payable:
  Federal.......................................................................  $  (17,301) $  16,746  $  18,776
  State.........................................................................      (4,124)     4,161      1,987
  Foreign.......................................................................       1,262     11,505      8,211
                                                                                  ----------  ---------  ---------
                                                                                     (20,163)    32,412     28,974
Deferred income tax expense (benefit)...........................................     (10,239)     4,534     (1,035)
                                                                                  ----------  ---------  ---------
    Total provision for (benefit from) income taxes.............................  $  (30,402) $  36,946  $  27,939
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10--INCOME TAXES (CONTINUED)
    Deferred taxes are comprised of the following:

                                                                                            APRIL 24,   APRIL 25,
                                                                                               1999        1998
                                                                                            ----------  ----------
Current deferred tax assets:
  Inventory...............................................................................  $    7,338  $    6,788
  Allowance for doubtful accounts.........................................................       5,000       2,921
  Accrued liabilities.....................................................................      16,939       7,191
  Foreign net operating losses............................................................       1,869       3,042
                                                                                            ----------  ----------
    Total current deferred tax assets.....................................................      31,146      19,942
                                                                                            ----------  ----------

Long-term deferred tax assets:
  Foreign net operating losses............................................................      29,775      30,622
  Restructuring reserves..................................................................       5,380       2,130
  Property and equipment..................................................................       5,008
  Other...................................................................................       6,312
                                                                                            ----------  ----------
    Total long-term deferred tax assets...................................................      46,475      32,752
                                                                                            ----------  ----------

Long-term deferred tax liabilities:
  Property and equipment..................................................................     (12,768)     (6,042)
  Intangible assets.......................................................................      (1,457)     (2,141)
  Internal Revenue Service tax assessment.................................................                  (3,383)
  Other...................................................................................     (14,397)     (2,368)
                                                                                            ----------  ----------
    Total long-term deferred tax liabilities..............................................     (28,622)    (13,934)
                                                                                            ----------  ----------
    Net deferred tax asset................................................................  $   48,999  $   38,760
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The Company's foreign net operating losses ("NOLs") arise from the Blue Star Group's operations in New Zealand and Australia. These foreign tax jurisdictions do not limit the NOL carryforward period. The Company expects to be able to utilize fully the NOLs by fiscal 2000 for the Australian operations and by fiscal 2014 for the New Zealand operations.

    Management believes that it is more likely than not that the Company's deferred tax assets are realizable. Accordingly, no valuation allowance has been provided.

    The Internal Revenue Service ("IRS") tax assessment at April 25, 1998 relates to the deferral of a gain on the sale of land and a building by a subsidiary of the Company. The IRS had determined that a portion of the gain recorded by the subsidiary did not qualify for deferral and assessed the Company additional taxes. The subsidiary recorded a deferred tax liability, including interest, as a result of the assessment. In fiscal 1999, the matter was resolved with the IRS, resulting in no additional taxes paid by the Company.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10--INCOME TAXES (CONTINUED)
    The Company's effective income tax (benefit) rate varied from the U.S. federal statutory tax rate as follows:

                                                                                           FOR THE FISCAL YEAR ENDED
                                                                                     -------------------------------------
                                                                                      APRIL 24,    APRIL 25,    APRIL 26,
                                                                                        1999         1998         1997
                                                                                     -----------  -----------  -----------
U.S. federal statutory rate........................................................       (35.0)%       35.0%        35.0%
State income taxes, net of federal income tax benefit..............................        (2.0 )        4.1          3.3
Subchapter S corporation income not subject to corporate level taxation............                                  (3.3 )
Nondeductible domestic goodwill....................................................         4.3          3.9          4.9
Nondeductible foreign goodwill.....................................................         7.2          3.8          3.9
Nondeductible Strategic Restructuring costs........................................         7.0
Nondeductible acquisition costs....................................................                                   4.7
Difference between foreign taxation and U.S. taxation..............................         2.7         (1.2 )       (3.0 )
Other..............................................................................         2.5          0.3          1.2
                                                                                          -----          ---          ---
Effective income tax (benefit) rate................................................       (13.3 )%       45.9%       46.7%
                                                                                          -----          ---          ---
                                                                                          -----          ---          ---

    Certain Pooled Companies were organized as subchapter S corporations prior to the closing of their acquisitions by the Company and, as a result, the federal tax on their income was the responsibility of their individual stockholders. Accordingly, the specific Pooled Companies provided no federal income tax expense prior to these acquisitions by the Company.

NOTE 11--LEASE COMMITMENTS

    The Company leases various types of retail, warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements that expire at various dates, some of which include rent escalation clauses. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                                                              CAPITAL   OPERATING
                                                                                              LEASES      LEASES
                                                                                             ---------  ----------
2000.......................................................................................  $   2,120  $   49,720
2001.......................................................................................      1,766      46,011
2002.......................................................................................      1,450      30,968
2003.......................................................................................        452      23,501
2004.......................................................................................        368      18,131
Thereafter.................................................................................      3,879      59,680
                                                                                             ---------  ----------
Total minimum lease payments...............................................................     10,035  $  228,011
                                                                                                        ----------
                                                                                                        ----------
Less: Amounts representing interest........................................................     (3,374)
                                                                                             ---------
Present value of net minimum lease payments................................................  $   6,661
                                                                                             ---------
                                                                                             ---------

    Rent expense for all operating leases for fiscal 1999, 1998 and 1997 was $66,555, $57,535 and $40,183, respectively.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 12--COMMITMENTS AND CONTINGENCIES

LITIGATION

    During fiscal 1999, individuals purporting to represent various classes of the Company's stockholders filed actions in U.S. District Courts for the Southern District of New York and for the District of Columbia. The actions claim the named defendants, including the Company, made misstatements and failed to disclose material information in connection with the Company's Strategic Restructuring Plan. Two of the actions allege breach of contract under California law in conjunction with the Company's acquisition of MBE. The actions seek declaratory relief, damages and attorney's fees. The Company is currently awaiting filing of a consolidated amended complaint. The Company intends to vigorously contest this action.

    Complaints were also filed in fiscal 1999 by sellers of businesses that the Company acquired in the fall of 1997 and that were spun off in connection with the Strategic Restructuring Plan. The complaints assert violation of Federal and/or state securities and other laws, claims of fraud, misrepresentation, conspiracy, breach of contract, negligence and/or breach of fiduciary duty. The Company believes that these claims may be subject to indemnification, in part, under the terms of the distribution agreement executed in connection with the Strategic Restructuring Plan. The Company intends to vigorously contest these actions.

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

POST-EMPLOYMENT BENEFITS

    The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at April 24, 1999 or April 25, 1998 related to these agreements.

NOTE 13--EMPLOYEE BENEFIT PLANS

    Effective September 1, 1996, the Company implemented the U.S. Office Products 401(k) Retirement Plan (the "401(k) Plan") which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after six months of service. In fiscal 1999, 1998 and 1997 the Company's matching contribution expense was $2,329, $2,906 and $1,195, respectively.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 14--STOCKHOLDERS' EQUITY

EARNINGS PER SHARE

    The following information presents the Company's computations of basic and diluted EPS from continuing operations before extraordinary items for the periods presented in the consolidated statement of operations.

                                                                         INCOME (LOSS)     SHARES       PER SHARE
                                                                          (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                         -------------  -------------  -----------
Fiscal 1999:
  Basic EPS............................................................   $  (197,502)    36,259,075    $   (5.45)
                                                                                                       -----------
                                                                                                       -----------
  Effect of dilutive employee stock options
                                                                         -------------  -------------
  Diluted EPS..........................................................   $  (197,502)    36,259,075    $   (5.45)
                                                                         -------------  -------------  -----------
                                                                         -------------  -------------  -----------

Fiscal 1998:
  Basic EPS............................................................   $    43,476     29,889,007    $    1.45
                                                                                                       -----------
                                                                                                       -----------
  Effect of dilutive employee stock options............................                      592,787
                                                                         -------------  -------------
  Diluted EPS..........................................................   $    43,476     30,481,794    $    1.43
                                                                         -------------  -------------  -----------
                                                                         -------------  -------------  -----------

Fiscal 1997:
  Basic EPS............................................................   $    31,938     22,506,428    $    1.42
                                                                                                       -----------
                                                                                                       -----------
  Effect of dilutive employee stock options............................                      433,765
                                                                         -------------  -------------
  Diluted EPS..........................................................   $    31,938     22,940,193    $    1.39
                                                                         -------------  -------------  -----------
                                                                         -------------  -------------  -----------

    The basic and diluted loss per share amounts for fiscal 1999 were calculated using the same weighted average number of shares outstanding since, as a result of the loss from continuing operations during the period, all of the Company's employee stock options and the two series of convertible debt securities outstanding during the period were anti-dilutive. The Company had additional employee stock options and two series of convertible debt securities outstanding during fiscal 1998 and 1997 that were not included in the computation of diluted EPS because they were anti-dilutive.

COMPREHENSIVE INCOME (LOSS)

    The components of accumulated other comprehensive loss are as follows:

                                                                                    FOR THE FISCAL YEAR ENDED
                                                                               -----------------------------------
                                                                                APRIL 24,    APRIL 25,   APRIL 26,
                                                                                  1999         1998        1997
                                                                               -----------  -----------  ---------
Net income (loss)............................................................  $  (199,065) $    67,188  $  57,288
Other comprehensive loss:
  Cumulative translation adjustment..........................................       (8,288)    (107,220)    (6,353)
                                                                               -----------  -----------  ---------
Comprehensive income (loss)..................................................  $  (207,353) $   (40,032) $  50,935
                                                                               -----------  -----------  ---------
                                                                               -----------  -----------  ---------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED)
PREFERRED STOCK

    In April 1999, the Company issued 73,262 shares of non-voting convertible preferred stock to a fund led by Investor for $49,332, net of fees of $1,668. The preferred shares are convertible to 7,326,200 shares of common stock, upon transfer to anyone other than Investor or its affiliates, and require no additional investment upon conversion. The preferred shares do not have dividend rights in addition to the level of dividends provided to common stockholders and have a nominal liquidation preference. The preferred stock carries no voting rights, but where stockholder approval is required for a merger, consolidation, or sale of all or substantially all of the Company's assets, the preferred stock will vote together with the common stock.

COMMON STOCK

    In June 1998, the Company repurchased 9,259,261 shares of common stock in the Equity Tender Offer described in Note 3.

    In June 1998, the Company effected a one-for-four reverse split of the Company's common stock whereby each four shares of common stock were exchanged for one share of common stock. In October 1997, the Company effected a three-for-two split of the Company's common stock. All share and per share data appearing in these consolidated financial statements and notes hereto have been retroactively adjusted for these splits.

STOCK WARRANTS

    In June 1998, the Company issued the Special Warrants entitling Investor to purchase additional shares of common stock in certain circumstances intended to permit Investor to maintain its 24.9% equity ownership position. In addition, the Company issued the Warrants entitling Investor to purchase additional shares of common stock for $405,000 equal to the number of shares of common stock it purchased as part of its initial equity investment plus the number of shares it acquires or is entitled to acquire pursuant to the Special Warrants. The Warrants are exercisable at any time after June 10, 2000 until June 10, 2010. In April 1999, in conjunction with investor's additional investment in the Company, the exercise price of the Warrants was reduced to $5.625 per share.

STOCK COMPENSATION PLANS

    In October 1994, the Board of Directors and the Company's stockholders approved the Company's 1994 Long-Term Compensation Plan (the "Plan"). The purpose of the Plan is to provide officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. The maximum number of options to purchase common stock granted in any calendar or fiscal year under the Plan, as amended, is equal to 20% of the aggregate number of shares of the Company's common stock outstanding at the time an award is granted, less, in each case, the number of shares subject to previously outstanding awards under the Plan. At April 24, 1999, options to acquire 3,657,078 shares of common stock were outstanding under the Plan.

    In August 1996, the Board of Directors and the Company's stockholders approved the Company's 1996 Non-Employee Directors' Stock Plan (the "Directors' Plan"). The purpose of the Directors' Plan is to promote ownership by non-employee directors of a greater proprietary interest in the Company, thereby

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED) aligning such directors' interests more closely with the interests of stockholders of the Company. A total of 750,000 shares of common stock have been reserved for issuance under the Directors' Plan. At April 24, 1999, options to acquire 68,165 shares of common stock were outstanding under the Directors' Plan.

    Upon consummation of the merger with MBE in November 1997, the Company assumed each outstanding and unexercised option to purchase shares of MBE common stock and converted such options into options to purchase shares of the Company's common stock. The purpose of the MBE plans was to provide MBE employees with additional incentives by increasing their ownership interests in the Company. These plans granted either incentive stock options or non-qualified stock options. No additional options have been granted under these plans since the date of the merger. At April 24, 1999, options to acquire 79,162 shares of the Company's common stock were outstanding under the plans.

    The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, because the exercise prices of the options granted have equaled the market price on the date of grant, no compensation expense has been recognized for stock options granted. Had compensation cost for the Company's stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123, the Company's income (loss) from continuing operations before extraordinary items and income
(loss) per share from continuing operations before extraordinary items would have been impacted as indicated in the following table. The pro forma results shown below reflect only the impact of options granted in fiscal 1999, 1998 and 1997.

                                                                                     FOR THE FISCAL YEAR ENDED
                                                                                 ---------------------------------
                                                                                  APRIL 24,   APRIL 25,  APRIL 26,
                                                                                    1999        1998       1997
                                                                                 -----------  ---------  ---------
Income (loss) from continuing operations before extraordinary items:
  As reported..................................................................  $  (197,502) $  43,476  $  31,938
  Pro forma....................................................................     (243,487)    24,333     19,292

Income (loss) from continuing operations before extraordinary items per share:
  As reported:
    Basic......................................................................  $     (5.45) $    1.45  $    1.42
    Diluted....................................................................        (5.45)      1.43       1.39
  Pro forma:
    Basic......................................................................  $     (6.72) $    0.81  $    0.86
    Diluted....................................................................        (6.72)      0.80       0.84

    The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected life of option...........................................    7 years    7 years    7 years
Risk free interest rate...........................................      5.18%      6.36%      6.66%
Expected volatility of Company stock..............................      78.4%      44.1%      44.0%

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED)
    The weighted average fair value of options granted was $3.81, $34.77 and $45.49 for fiscal 1999, 1998 and 1997, respectively.

                                                                                  WEIGHTED                  WEIGHTED
                                                                                   AVERAGE                   AVERAGE
                                                                                  EXERCISE      OPTIONS     EXERCISE
                                                                      OPTIONS       PRICE     EXERCISABLE     PRICE
                                                                    -----------  -----------  -----------  -----------
Balance at April 30, 1996.........................................    1,271,703   $   44.71       81,199    $   15.08
  Granted.........................................................    1,682,291       81.66
  Exercised.......................................................      (49,436)      33.54
  Canceled........................................................      (18,361)      50.62
                                                                    -----------

Balance at April 26, 1997.........................................    2,886,197       66.40      399,557        40.41
  Granted.........................................................    3,259,442       63.22
  Exercised.......................................................     (335,516)      34.88
  Canceled........................................................     (278,230)      70.17
                                                                    -----------

Balance at April 25, 1998.........................................    5,531,893       66.21      950,035        63.99
  Granted.........................................................    3,310,417        5.77
  Exercised.......................................................   (1,203,688)      56.04
  Canceled........................................................   (7,310,579)      30.96
  Adjustment due to Distributions.................................    3,476,362
                                                                    -----------

Balance at April 24, 1999.........................................    3,804,405   $   10.30      805,723    $   12.63
                                                                    -----------
                                                                    -----------

    The following table summarizes information about stock options outstanding at April 24, 1999:

                                                                 OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                                         ------------------------------------  ----------------------
                                                                      WEIGHTED
                                                                       AVERAGE     WEIGHTED                WEIGHTED
                                                                      REMAINING     AVERAGE                 AVERAGE
                                                                     CONTRACTUAL   EXERCISE                EXERCISE
RANGE OF EXERCISE PRICES                                  OPTIONS       LIFE         PRICE      OPTIONS      PRICE
-------------------------------------------------------  ----------  -----------  -----------  ---------  -----------
$4.50 to $10.00........................................   3,084,422   8.6 years    $    5.69     566,598   $    5.60
$10.01 to $20.00.......................................     147,935   6.3 years        16.98      77,337       16.54
$20.01 to $30.00.......................................     184,400   8.0 years        27.51      33,662       26.85
$30.01 to $40.00.......................................     313,784   8.0 years        34.10      95,939       35.04
$40.01 to $54.90.......................................      73,864   7.3 years        45.29      32,187       45.37
                                                         ----------               -----------  ---------  -----------
$4.50 to $54.90........................................   3,804,405   8.4 years    $   10.30     805,723   $   12.63
                                                         ----------               -----------  ---------  -----------
                                                         ----------               -----------  ---------  -----------

    Non-qualified options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant.

    In December 1998, the Company completed a program in which it offered its employees holding stock options issued by the Company the opportunity to surrender their existing options for a smaller number of options at a lower exercise price per share. Each employee holding options issued by the Company was given the opportunity to have the Company (i) cancel existing options and
(ii) issue to the employee a

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 14--STOCKHOLDERS' EQUITY (CONTINUED) smaller number of new options with an exercise price equal to $5.375, the closing price of the Company's common stock on December 11, 1998. The number of options received was equal to the number of old options multiplied by a fraction that varied with the exercise price of old options. The fraction ranged from
0.8844 for old options with an exercise price of $9.78 to 0.0984 for old options with an exercise price of $54.90. Prior to the program, options to acquire 7,546,722 shares were outstanding; after completion of the program, options to acquire 2,618,413 shares were issued and outstanding.

    In June 1998, 1,140,186 stock options were exercised as part of the Equity Tender. In addition, as a result of the Distributions, 713,015 stock options held by employees of the Spin-Off Companies were canceled as they were replaced with stock options of the Spin-Off Companies and, consistent with the anti-dilution provisions of the Plan and the Director's Plan, the Company increased the number of options outstanding and reduced the exercise prices of such options in order to keep option holders in the same economic position immediately before and after the Distributions. This was accomplished by multiplying the number of options by 2.18 and dividing the exercise prices of such options by 2.18.

NOTE 15--SEGMENT REPORTING

BUSINESS SEGMENTS

    During fiscal 1999, the Company had three reportable segments, primarily organized by geographic area: NAOPG, Blue Star Group, and MBE. The NAOPG segment distributes the following products and provides the following services: office supplies and coffee services, office furniture and refreshment (vending) services. The Blue Star Group, located in New Zealand and Australia, operates the following lines of business: business supplies, business solutions (office automation products and services and other computer hardware, software and communication systems), print and consumer retailing. MBE sells and manages franchise operations that provide mailbox services, packaging, shipping, document services, parcel receiving, faxing, money transfers, notary services and passport photos in 29 countries. Other primarily includes the Company's equity interest in Dudley and the Company's corporate office. Management measures the performance of the business segments based on several factors, including revenues, gross profit, operating income before restructuring costs and impaired asset write-offs and EBITDA, as defined. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                                                              FISCAL 1999
                                             -----------------------------------------------------------------------------
                                                           BLUE STAR                                          CONSOLIDATED
                                                NAOPG        GROUP        MBE        OTHER      ELIMINATIONS     TOTALS
                                             ------------  ----------  ---------  ------------  ------------  ------------
Revenues from external customers...........  $  1,790,992  $  801,352  $  72,245  $              $             $2,664,589
Gross profit...............................       448,350     244,056     38,387                                  730,793
Depreciation and amortization..............        33,276      26,128      7,695           475                     67,574
Operating income (loss) before
  restructuring costs and impaired asset
  write-offs...............................        61,697      26,660     12,454       (31,033)                    69,778
EBITDA (a).................................        94,972      52,788     20,149       (30,558)                   137,351
Other significant items:
Identifiable assets........................       767,751     738,170    310,477     1,167,788     (972,027)    2,012,159
Net capital expenditures for identifiable
  assets...................................        18,432      20,032        958         2,046           88        41,556

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 15--SEGMENT REPORTING (CONTINUED)

                                                                              FISCAL 1998
                                             -----------------------------------------------------------------------------
                                                           BLUE STAR                                          CONSOLIDATED
                                                NAOPG        GROUP        MBE        OTHER      ELIMINATIONS     TOTALS
                                             ------------  ----------  ---------  ------------  ------------  ------------
Revenues from external customers...........  $  1,708,365  $  872,855  $  30,520  $              $             $2,611,740
Gross profit...............................       440,521     269,519     16,808                                  726,848
Depreciation and amortization..............        23,656      26,357      3,150         4,004                     57,167
Operating income before restructuring and
  non-recurring acquisition costs..........        85,579      37,691      7,606       (15,429)                   115,447
EBITDA (a).................................       109,235      64,048     10,756       (11,425)                   172,614
Other significant items:
  Identifiable assets (b)..................       778,751     798,953    315,472     1,301,653   (1,140,020)    2,054,809
  Net capital expenditures for identifiable
    assets.................................        19,321      20,325        377         6,350          322        46,695

                                                                           FISCAL 1997
                                                 ----------------------------------------------------------------
                                                               BLUE STAR                             CONSOLIDATED
                                                    NAOPG        GROUP       OTHER     ELIMINATIONS     TOTALS
                                                 ------------  ----------  ----------  ------------  ------------
Revenues from external customers...............  $  1,415,161  $  700,793  $            $             $2,115,954
Gross profit...................................       369,614     228,053                                597,667
Depreciation and amortization..................        18,990      13,744       3,368                     36,102
Operating income before restructuring and
  non-recurring acquisition costs..............        77,703      30,516     (11,183)                    97,036
EBITDA (a).....................................        96,693      44,260      (7,815)                   133,138
Other significant items:
  Identifiable assets (b)......................       688,822     758,136     863,664     (769,871)    1,540,751
  Net capital expenditures for identifiable
    assets.....................................        20,758       8,024       5,076          178        34,036

------------------------

    (a) EBITDA represents earnings from continuing operations before interest expense, provision for income taxes, depreciation expense, amortization expense, Strategic Restructuring Plan costs, operating restructuring costs, impaired asset write-offs, non-recurring acquisition costs, loss on sale and closure of businesses, other (income) expense and extraordinary items. EBITDA is not a measurement of performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

    (b) The amounts listed above as identifiable assets of continuing operations at year-end differ from the total asset amounts presented on the consolidated balance sheet since net assets of discontinued operations of $486,618 and $171,122 at April 25, 1998 and April 26, 1997, respectively, were excluded from the above analysis but are included in total assets on the Company's consolidated balance sheet.

    Effective April 25, 1999, the Company will evaluate its operations by the following product lines: North American office supplies and office coffee services, North American office furniture, North American refreshment services, the Blue Star Group, Mail Boxes Etc., and Other.

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 15--SEGMENT REPORTING (CONTINUED)
GEOGRAPHIC SEGMENTS

    The following table sets forth information as to the Company's operations in its different geographic segments:

                                                                                        NEW ZEALAND
                                                                             NORTH          AND
                                                                            AMERICA      AUSTRALIA       TOTAL
                                                                          ------------  ------------  ------------
Fiscal 1999:
  Revenues..............................................................  $  1,863,237   $  801,352   $  2,664,589
  Operating loss........................................................       (87,566)     (22,938)      (110,504)
  Identifiable assets of continuing operations at year-end..............     1,273,989      738,170      2,012,159

Fiscal 1998:
  Revenues..............................................................  $  1,738,885   $  872,855   $  2,611,740
  Operating income......................................................        71,756       37,504        109,260
  Identifiable assets of continuing operations at year-end..............     1,255,856      798,953      2,054,809

Fiscal 1997:
  Revenues..............................................................  $  1,415,161   $  700,793   $  2,115,954
  Operating income......................................................        56,126       28,708         84,834
  Identifiable assets of continuing operations at year-end..............       782,615      758,136      1,540,751

NOTE 16--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following presents certain unaudited quarterly financial data.

                                                                         FISCAL 1999 QUARTERS
                                                     ------------------------------------------------------------
                                                       FIRST       SECOND      THIRD       FOURTH       TOTAL
                                                     ----------  ----------  ----------  ----------  ------------
Revenues...........................................  $  651,949  $  677,205  $  676,622  $  658,813  $  2,664,589
Gross profit.......................................     177,664     185,039     194,073     174,017       730,793
Operating income (loss)............................     (83,346)     24,763      25,782     (77,703)     (110,504)
Loss from continuing operations before
  extraordinary items..............................     (83,543)     (3,982)    (12,463)    (97,514)     (197,502)
Loss from discontinued operations..................      (1,294)                                           (1,294)
Extraordinary items................................         269                                               269
Net loss...........................................     (85,106)     (3,982)    (12,463)    (97,514)     (199,065)
Per share amounts:
  Basic and Diluted:
    Loss from continuing operations................       (2.38)      (0.11)      (0.34)      (2.66)        (5.45)
    Loss from discontinued operations..............       (0.04)                                            (0.03)
    Extraordinary items............................       (0.01)                                            (0.01)
    Net loss.......................................       (2.43)      (0.11)      (0.34)      (2.66)        (5.49)

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 16--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                         FISCAL 1998 QUARTERS
                                                     ------------------------------------------------------------
                                                       FIRST       SECOND      THIRD       FOURTH       TOTAL
                                                     ----------  ----------  ----------  ----------  ------------
Revenues...........................................  $  614,814  $  649,340  $  665,959  $  681,627  $  2,611,740
Gross profit.......................................     170,782     179,256     189,220     187,590       726,848
Operating income...................................      23,802      28,300      37,289      19,869       109,260
Income from continuing operations..................       9,035      12,770      15,431       6,240        43,476
Income (loss) from discontinued operations.........      10,951      11,428       3,085      (1,752)       23,712
Net income.........................................      19,986      24,198      18,516       4,488        67,188
Per share amounts:
  Basic:
    Income from continuing operations..............        0.34        0.46        0.48        0.18          1.45
    Income (loss) from discontinued operations.....        0.41        0.42        0.10       (0.05)         0.80
    Net income.....................................        0.75        0.88        0.58        0.13          2.25
  Diluted:
    Income from continuing operations..............        0.33        0.45        0.47        0.18          1.43
    Income (loss) from discontinued operations.....        0.41        0.40        0.09       (0.05)         0.77
    Net income.....................................        0.74        0.85        0.56        0.13          2.20

NOTE 17--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The following is summarized condensed consolidating financial information for the Company, segregating guarantor subsidiaries and non-guarantor subsidiaries. The accompanying financial information in the "Guarantor Subsidiaries" column represents the financial information of the domestic subsidiaries that guarantee the New Credit Facility and the 2008 Notes. The guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that separate financial statements would not be material to investors.

                          U.S. OFFICE PRODUCTS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

BALANCE SHEETS

                                                                            APRIL 24, 1999
                                          -----------------------------------------------------------------------------------
                                           U.S. OFFICE
                                             PRODUCTS
                                              PARENT                          NON-
                                             (PARENT        GUARANTOR      GUARANTOR         CONSOLIDATING       CONSOLIDATED
                                             COMPANY)      SUBSIDIARIES   SUBSIDIARIES        ADJUSTMENTS           TOTAL
                                          --------------   ------------   ------------    --------------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.............     $   48,094     $     9,281    $    18,727     $                      $   76,102
  Accounts receivable, less allowance
    for doubtful accounts...............                        214,826         89,548                               304,374
  Inventories, net......................                         98,517        108,396                 (56) (b)      206,857
  Prepaid expenses and other current
    assets..............................         46,988          12,178         47,375                 230 (b)       106,771
                                          --------------   ------------   ------------    ----------------       ------------
    Total current assets................         95,082         334,802        264,046                 174           694,104

Property and equipment, net.............         11,224         104,271        116,067                (410) (b)      231,152
Intangible assets, net..................                        556,468        301,729                               858,197
Investment in subsidiaries..............        972,027                                           (972,027) (a)
Other assets............................        130,615          31,550         66,541                               228,706
                                          --------------   ------------   ------------    ----------------       ------------
    Total assets........................     $1,208,948     $ 1,027,091    $   748,383     $      (972,263)       $2,012,159
                                          --------------   ------------   ------------    ----------------       ------------
                                          --------------   ------------   ------------    ----------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt.......................     $   16,500     $     1,542    $     1,151     $                      $   19,193
  Short-term intercompany
    balances............................        251,459        (252,938)         1,479
  Accounts payable......................          1,503         100,120         67,353                               168,976
  Accrued compensation..................          4,555          22,751         19,078                                46,384
  Other accrued liabilities.............         28,925          17,239         54,524                               100,688
                                          --------------   ------------   ------------    ----------------       ------------
    Total current liabilities...........        302,942        (111,286)       143,585                               335,241

Long-term debt..........................      1,165,196           4,111          2,122                             1,171,429
Other long-term liabilities and minority
  interests.............................         22,104           3,526            317                                25,947
Long-term intercompany balances.........       (816,154)        398,400        417,851                 (97) (b)
                                          --------------   ------------   ------------    ----------------       ------------
    Total liabilities...................        674,088         294,751        563,875                 (97)        1,532,617
                                          --------------   ------------   ------------    ----------------       ------------
Stockholders' equity:
  Preferred stock
  Common stock..........................             37                                                                   37
  Additional paid-in capital............        800,478         627,923        271,240            (972,027) (a)      727,614
  Accumulated other comprehensive
    loss................................        (68,311)                       (51,630)                             (119,941)
  Retained earnings (accumulated
    deficit)............................       (197,344)        104,417        (35,102)               (139) (b)     (128,168)
                                          --------------   ------------   ------------    ----------------       ------------
    Total stockholders' equity..........        534,860         732,340        184,508            (972,166)          479,542
                                          --------------   ------------   ------------    ----------------       ------------
    Total liabilities and stockholders'
      equity............................     $1,208,948     $ 1,027,091    $   748,383     $      (972,263)       $2,012,159
                                          --------------   ------------   ------------    ----------------       ------------
                                          --------------   ------------   ------------    ----------------       ------------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

BALANCE SHEETS (CONTINUED)

                                                                            APRIL 24, 1999
                                          -----------------------------------------------------------------------------------
                                           U.S. OFFICE
                                             PRODUCTS
                                              PARENT                          NON-
                                             (PARENT        GUARANTOR      GUARANTOR         CONSOLIDATING       CONSOLIDATED
                                             COMPANY)      SUBSIDIARIES   SUBSIDIARIES        ADJUSTMENTS           TOTAL
                                          --------------   ------------   ------------    --------------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.............     $   19,684     $    15,743    $    16,594     $                      $   52,021
  Accounts receivable, less allowance
    for doubtful
    accounts............................                        219,046         91,481                               310,527
  Inventories, net......................                        118,553        110,248                (130) (b)      228,671
  Prepaid expenses and other current
    assets..............................         29,799          34,753         52,598                               117,150
                                          --------------   ------------   ------------    ----------------       ------------
    Total current assets................         49,483         388,095        270,921                (130)          708,369

Property and equipment, net.............         11,441         101,671        116,103                (500) (b)      228,715
Intangible assets, net..................                        567,010        356,014                               923,024
Investment in subsidiaries..............      1,140,020                                         (1,140,020) (a)
Other assets............................         97,683          30,334         66,684                               194,701
Net assets of discontinued operations:
  Amounts to become receivable upon the
    Distributions.......................        132,145                                                              132,145
  All other net assets..................                                       354,473                               354,473
                                          --------------   ------------   ------------    ----------------       ------------
    Total assets........................     $1,430,772     $ 1,087,110    $ 1,164,195     $    (1,140,650)       $2,541,427
                                          --------------   ------------   ------------    ----------------       ------------
                                          --------------   ------------   ------------    ----------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt.......................     $  365,000     $     1,859    $     1,368     $                      $  368,227
  Short-term intercompany
    balances............................         66,027        (100,324)        34,297
  Accounts payable......................          2,303          85,712         74,703                               162,718
  Accrued compensation..................          4,218          20,918         17,877                                43,013
  Other accrued liabilities.............        (26,456)         60,113         47,988                (234) (b)       81,411
                                          --------------   ------------   ------------    ----------------       ------------
    Total current liabilities...........        411,092          68,278        176,233                (234)          655,369

Long-term debt..........................        373,750           5,083          3,341                               382,174
Other long-term liabilities and minority
  interests.............................         13,908           3,510            335                                17,753
Long-term intercompany balances.........       (651,930)        195,242        456,785                 (97) (b)
                                          --------------   ------------   ------------    ----------------       ------------
    Total liabilities...................        146,820         272,113        636,694                (331)        1,055,296
                                          --------------   ------------   ------------    ----------------       ------------
Stockholders' equity:
  Common stock..........................             33                                                                   33
  Additional paid-in capital............      1,417,917         709,266        484,962          (1,140,020) (a)    1,472,125
  Accumulated other comprehensive
    loss................................        (66,472)                       (46,331)                             (112,803)
  Retained earnings (accumulated
    deficit)............................        (67,526)        105,731         88,870                (299) (b)      126,776
                                          --------------   ------------   ------------    ----------------       ------------
    Total stockholders' equity..........      1,283,952         814,997        527,501          (1,140,319)        1,486,131
                                          --------------   ------------   ------------    ----------------       ------------
    Total liabilities and stockholders'
      equity............................     $1,430,772     $ 1,087,110    $ 1,164,195     $    (1,140,650)       $2,541,427
                                          --------------   ------------   ------------    ----------------       ------------
                                          --------------   ------------   ------------    ----------------       ------------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 17--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF OPERATIONS

                                                                APRIL 24, 1999
                                -------------------------------------------------------------------------------
                                  U.S. OFFICE                         NON-
                                PRODUCTS PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING     CONSOLIDATED
                                (PARENT COMPANY)   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                ----------------   ------------   ------------   -------------     ------------
Revenues......................     $                $ 1,884,150     $813,769       $(33,330)(c)     $2,664,589
Cost of revenues..............        (3,593)         1,404,692      565,939        (33,242)(c)      1,933,796
                                ----------------   ------------   ------------   -------------     ------------
      Gross profit............         3,593            479,458      247,830            (88)           730,793

Selling, general and
  administrative expenses.....        39,909            383,938      211,586           (252)(c)        635,181
Amortization expense..........         1,125             15,834        8,875                            25,834
Strategic Restructuring Plan
  costs.......................        96,950                555                                         97,505
Impaired asset write-offs.....                           17,486       41,249                            58,735
Operating restructuring
  costs.......................         1,918             13,708        8,416                            24,042
                                ----------------   ------------   ------------   -------------     ------------
      Operating income
        (loss)................      (136,309)            47,937      (22,296)           164           (110,504)
Interest expense..............       115,592            (47,956)      38,655                           106,291
Interest income...............          (114)              (831)      (1,125)                           (2,070)
Loss on sale and closure of
  businesses..................                              360        9,839                            10,199
Other (income) expense........       (69,329)            71,166        1,143                             2,980
                                ----------------   ------------   ------------   -------------     ------------
Income (loss) from continuing
  operations before provision
  for (benefit from) income
  taxes and extraordinary
  items.......................      (182,458)            25,198      (70,808)           164           (227,904)
Provision for (benefit from)
  income taxes................       (52,909)            26,512       (4,009)             4(c)         (30,402)
                                ----------------   ------------   ------------   -------------     ------------
Income (loss) from continuing
  operations before
  extraordinary items.........      (129,549)            (1,314)     (66,799)           160           (197,502)
Loss from discontinued
  operations, net of income
  taxes.......................                                        (1,294)                           (1,294)
                                ----------------   ------------   ------------   -------------     ------------
Income (loss) before
  extraordinary items.........      (129,549)            (1,314)     (68,093)           160           (198,796)
Extraordinary items--losses on
  early terminations of debt
  facilities, net of income
  taxes.......................           269                                                               269
                                ----------------   ------------   ------------   -------------     ------------
      Net income (loss).......     $(129,818)       $    (1,314)    $(68,093)      $    160         $ (199,065)
                                ----------------   ------------   ------------   -------------     ------------
                                ----------------   ------------   ------------   -------------     ------------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 17--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) STATEMENTS OF OPERATIONS (CONTINUED)

                                                                APRIL 25, 1998
                                -------------------------------------------------------------------------------
                                  U.S. OFFICE                         NON-
                                PRODUCTS PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING     CONSOLIDATED
                                (PARENT COMPANY)   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                ----------------   ------------   ------------   -------------     ------------
Revenues......................     $                $ 1,749,247     $885,292       $(22,799)(c)     $2,611,740
Cost of revenues..............        (1,647)         1,297,349      611,415        (22,225)(c)      1,884,892
                                ----------------   ------------   ------------   -------------     ------------
      Gross profit............         1,647            451,898      273,877           (574)           726,848

Selling, general and
  administrative expenses.....        19,025            346,826      225,834           (222)(c)        591,463
Amortization expense..........                           10,771        9,167                            19,938
Operating restructuring
  costs.......................           685              5,331          171                             6,187
                                ----------------   ------------   ------------   -------------     ------------
      Operating income
        (loss)................       (18,063)            88,970       38,705           (352)           109,260
Interest expense..............        30,464             (7,789)      15,162                            37,837
Interest income...............         8,279             (8,325)      (1,807)                           (1,853)
Other (income) expense........       (43,090)            37,423       (1,479)                           (7,146)
                                ----------------   ------------   ------------   -------------     ------------
Income (loss) from continuing
  operations before provision
  for (benefit from) income
  taxes.......................       (13,716)            67,661       26,829           (352)            80,422
Provision for (benefit from)
  income taxes................        (6,519)            32,159       11,457           (151)(c)         36,946
                                ----------------   ------------   ------------   -------------     ------------
Income (loss) from continuing
  operations..................        (7,197)            35,502       15,372           (201)            43,476
Income from discontinued
  operations, net of income
  taxes.......................                                        23,712                            23,712
                                ----------------   ------------   ------------   -------------     ------------
      Net income (loss).......     $  (7,197)       $    35,502     $ 39,084       $   (201)        $   67,188
                                ----------------   ------------   ------------   -------------     ------------
                                ----------------   ------------   ------------   -------------     ------------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 17--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) STATEMENTS OF OPERATIONS (CONTINUED)

                                                                APRIL 26, 1997
                                -------------------------------------------------------------------------------
                                  U.S. OFFICE                         NON-
                                PRODUCTS PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING     CONSOLIDATED
                                (PARENT COMPANY)   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                ----------------   ------------   ------------   -------------     ------------
Revenues......................     $                $ 1,408,102     $708,389       $   (537)(c)     $2,115,954
Cost of revenues..............        (4,487)         1,046,069      477,061           (356)(c)      1,518,287
                                ----------------   ------------   ------------   -------------     ------------
      Gross profit............         4,487            362,033      231,328           (181)           597,667

Selling, general and
  administrative expenses.....        11,183            284,280      192,752                           488,215
Amortization expense..........                            5,307        7,109                            12,416
Operating restructuring
  costs.......................           750              1,759        1,692                             4,201
Non-recurring acquisition
  costs.......................         2,288              5,437          276                             8,001
                                ----------------   ------------   ------------   -------------     ------------
      Operating income
        (loss)................        (9,734)            65,250       29,499           (181)            84,834

Interest expense..............        18,473              5,067       12,507                            36,047
Interest income...............        (3,038)            (1,727)      (2,092)                           (6,857)
Other (income) expense........       (19,509)            18,826       (3,550)                           (4,233)
                                ----------------   ------------   ------------   -------------     ------------
Income (loss) from continuing
  operations before provision
  for (benefit from) income
  taxes and extraordinary
  items.......................        (5,660)            43,084       22,634           (181)            59,877
Provision for (benefit from)
  income taxes................        (2,931)            22,314        8,639            (83)(c)         27,939
                                ----------------   ------------   ------------   -------------     ------------
Income (loss) from continuing
  operations before
  extraordinary items.........        (2,729)            20,770       13,995            (98)            31,938
Income from discontinued
  operations, net of income
  taxes.......................                                        26,800                            26,800
                                ----------------   ------------   ------------   -------------     ------------
Income (loss) before
  extraordinary items.........        (2,729)            20,770       40,795            (98)            58,738
Extraordinary items--losses on
  early terminations of debt
  facilities, net of income
  taxes.......................           612                 40          798                             1,450
                                ----------------   ------------   ------------   -------------     ------------
      Net income (loss).......     $  (3,341)       $    20,730     $ 39,997       $    (98)        $   57,288
                                ----------------   ------------   ------------   -------------     ------------
                                ----------------   ------------   ------------   -------------     ------------

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 17--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF CASH FLOWS

                                                                                       APRIL 24, 1999
                                                                ------------------------------------------------------------
                                                                   U.S. OFFICE                     NON-
                                                                 PRODUCTS PARENT    GUARANTOR    GUARANTOR    CONSOLIDATING
                                                                (PARENT COMPANY)   SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS
                                                                -----------------  -----------  -----------  ---------------
Cash flows from operating activities..........................     $   (76,237)     $ 123,043    $  14,652      $      89(d)
Cash flows from investing activities..........................         (28,364)       (20,249)     (25,966)           (88)(d)
Cash flows from financing activities..........................         133,011       (109,256)      25,629             (1)(d)
Effect of exchange rates on cash and cash equivalents.........                                         336
Cash used in discontinued operations..........................                                     (12,518)
                                                                      --------     -----------  -----------         -----
Net increase (decrease) in cash and cash equivalents..........          28,410         (6,462)       2,133
Cash and cash equivalents at beginning of period..............          19,684         15,743       16,594
                                                                      --------     -----------  -----------         -----
Cash and cash equivalents at end of period....................     $    48,094      $   9,281    $  18,727      $
                                                                      --------     -----------  -----------         -----
                                                                      --------     -----------  -----------         -----



                                                                CONSOLIDATED
                                                                   TOTAL
                                                                ------------
Cash flows from operating activities..........................   $   61,547
Cash flows from investing activities..........................      (74,667)
Cash flows from financing activities..........................       49,383
Effect of exchange rates on cash and cash equivalents.........          336
Cash used in discontinued operations..........................      (12,518)
                                                                ------------
Net increase (decrease) in cash and cash equivalents..........       24,081
Cash and cash equivalents at beginning of period..............       52,021
                                                                ------------
Cash and cash equivalents at end of period....................   $   76,102
                                                                ------------
                                                                ------------

                                                                                       APRIL 25, 1998
                                                                ------------------------------------------------------------
                                                                   U.S. OFFICE                     NON-
                                                                 PRODUCTS PARENT    GUARANTOR    GUARANTOR    CONSOLIDATING
                                                                (PARENT COMPANY)   SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS
                                                                -----------------  -----------  -----------  ---------------
Cash flows from operating activities..........................     $   (34,147)     $  66,097    $  51,837      $    (225)(d)
Cash flows from investing activities..........................         (21,240)       (20,700)    (108,771)           322(d)
Cash flows from financing activities..........................          61,861        (37,412)      52,066            (97)(d)
Effect of exchange rates on cash and cash equivalents.........                                      (4,002)
Cash provided by discontinued operations......................                                       2,406
                                                                      --------     -----------  -----------         -----
Net increase (decrease) in cash and cash equivalents..........           6,474          7,985       (6,464)
Cash and cash equivalents at beginning of period..............          13,210          7,758       23,058
                                                                      --------     -----------  -----------         -----
Cash and cash equivalents at end of period....................     $    19,684      $  15,743    $  16,594      $
                                                                      --------     -----------  -----------         -----
                                                                      --------     -----------  -----------         -----



                                                                CONSOLIDATED
                                                                   TOTAL
                                                                ------------
Cash flows from operating activities..........................   $   83,562
Cash flows from investing activities..........................     (150,389)
Cash flows from financing activities..........................       76,418
Effect of exchange rates on cash and cash equivalents.........       (4,002)
Cash provided by discontinued operations......................        2,406
                                                                ------------
Net increase (decrease) in cash and cash equivalents..........        7,995
Cash and cash equivalents at beginning of period..............       44,026
                                                                ------------
Cash and cash equivalents at end of period....................   $   52,021
                                                                ------------
                                                                ------------

                                                                                       APRIL 26, 1997
                                                                ------------------------------------------------------------
                                                                   U.S. OFFICE                     NON-
                                                                 PRODUCTS PARENT    GUARANTOR    GUARANTOR    CONSOLIDATING
                                                                (PARENT COMPANY)   SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS
                                                                -----------------  -----------  -----------  ---------------
Cash flows from operating activities..........................     $   (17,528)     $  44,291    $ (10,773)     $    (178)(d)
Cash flows from investing activities..........................        (110,042)       (19,850)    (294,241)           178(d)
Cash flows from financing activities..........................         (27,357)       (26,901)     331,678
Effect of exchange rates on cash and cash equivalents.........                                        (511)
Cash used in discontinued operations..........................                                      (8,223)
                                                                -----------------  -----------  -----------         -----
Net increase (decrease) in cash and cash equivalents..........        (154,927)        (2,460)      17,930
Cash and cash equivalents at beginning of period..............         168,137         10,218        5,128
                                                                -----------------  -----------  -----------         -----
Cash and cash equivalents at end of period....................     $    13,210      $   7,758    $  23,058      $
                                                                -----------------  -----------  -----------         -----
                                                                -----------------  -----------  -----------         -----



                                                                CONSOLIDATED
                                                                   TOTAL
                                                                ------------
Cash flows from operating activities..........................   $   15,812
Cash flows from investing activities..........................     (423,955)
Cash flows from financing activities..........................      277,420
Effect of exchange rates on cash and cash equivalents.........         (511)
Cash used in discontinued operations..........................       (8,223)
                                                                ------------
Net increase (decrease) in cash and cash equivalents..........     (139,457)
Cash and cash equivalents at beginning of period..............      183,483
                                                                ------------
Cash and cash equivalents at end of period....................   $   44,026
                                                                ------------
                                                                ------------

------------------------------

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

                          U.S. OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 18--SUBSEQUENT EVENTS (UNAUDITED)

    On June 9, 1999, the Blue Star Group signed an agreement with Blue Star Shelf (No. 1) Limited ("Purchaser") to sell 60% of the stock of the subsidiaries of the Blue Star Group that operate as the Blue Star Business Solutions Group ("Business Solutions"). The sale is conditional upon the Purchaser's ability to obtain the necessary financing, which is estimated to be three to six months from the effective date. The Company will receive approximately $55,500 in cash and a 6-year promissory note with a face value of $11,000 as consideration. The Company expects to realize a loss of approximately $15,500 on the disposal. The Company will record the transaction in the period the Purchaser obtains the necessary financing. As of April 24, 1999, the net assets of Business Solutions are included in the accompanying consolidated balance sheet. The Company will account for its remaining 40% investment in Business Solutions under the equity method of accounting.

                                                                     SCHEDULE II

                          U.S. OFFICE PRODUCTS COMPANY

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

         FOR THE THREE FISCAL YEARS IN THE PERIOD ENDED APRIL 24, 1999

                                                 BALANCE AT   CHARGED TO    CHARGED TO
                                                  BEGINNING    COSTS AND       OTHER
DESCRIPTION                          DATE         OF PERIOD    EXPENSES      ACCOUNTS       DEDUCTION         DATE
------------------------------  ---------------  -----------  -----------  -------------  -------------  ---------------

Allowance for doubtful
  accounts....................  May 1, 1996      $ 3,586,000  $ 5,085,000  $   685,000(a) $  (2,019,000 (c) April 26, 1997
                                April 27, 1997     7,337,000    5,298,000    1,402,000(a)    (5,398,000 (c) April 25, 1998
                                April 26, 1998     8,639,000    6,982,000    1,516,000(b)    (5,417,000 (c) April 24, 1999

Accumulated amortization of
  intangibles.................  May 1, 1996        3,747,000   12,416,000      524,000(d)       (24,000 (e) April 26, 1997
                                April 27, 1997    16,663,000   19,938,000                    (1,770,000 (e) April 25, 1998
                                April 26, 1998    34,831,000   24,709,000                    (3,837,000 (e) April 24, 1999

Accrued restructuring costs...  May 1, 1996        1,520,000    4,201,000                    (2,681,000 (f) April 26, 1997
                                April 27, 1997     2,696,000    6,187,000                    (5,011,000 (f) April 25, 1998
                                April 26, 1998                 24,042,000                   (15,795,000 (f) April 24, 1999

Inventory reserve.............  May 1, 1996        4,749,000    9,526,000    1,442,000(a)    (1,811,000 (g) April 26, 1997
                                April 27, 1997    13,906,000    9,437,000    1,302,000(a)   (13,663,000 (g) April 25, 1998
                                April 26, 1998    10,982,000   21,829,000       23,000(a)   (11,314,000 (g) April 24, 1999

                                  BALANCE
                                 AT END OF
DESCRIPTION                       PERIOD
------------------------------  -----------
Allowance for doubtful
  accounts....................  $ 7,337,000
                                  8,639,000
                                 11,720,000
Accumulated amortization of
  intangibles.................   16,663,000
                                 34,831,000
                                 55,703,000
Accrued restructuring costs...    1,520,000
                                  2,696,000
                                 10,943,000
Inventory reserve.............   13,906,000
                                 10,982,000
                                 21,520,000

------------------------

(a) Allowance for doubtful accounts and inventory reserve acquired in purchase acquisitions.

(b) Includes $1,656,000 of recoveries and ($174,000) of translation gains arising from sales transactions in Canada, Australia and New Zealand.

(c) Represents write-offs of uncollectible accounts receivable.

(d) Represents a $524,000 adjustment to conform the year-ends of certain Pooled Companies.

(e) Represents write-offs of fully amortized intangible assets and amortized portion of impaired intangible assets.

(f) Represents cash payments related to facility closures, severance and terminations.

(g) Represents write-offs of obsolete or damaged inventory.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The response to this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on August 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

    The response to this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on August 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on August 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The response to this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on August 31, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) FINANCIAL STATEMENTS, EXHIBITS AND SCHEDULES

       1.  FINANCIAL STATEMENTS (See Item 8 hereof)

          Consolidated Balance Sheet as of April 24, 1999 and April 25, 1998

          Consolidated Statement of Operations for the fiscal years ended April
           24, 1999, April 25, 1998 and April 26, 1997

          Consolidated Statement of Stockholders' Equity for the fiscal years ended April 24, 1999, April 25, 1998 and April 26, 1997

          Consolidated Statement of Cash Flows for the fiscal years ended April
           24, 1999, April 25, 1998 and April 26, 1997

          Notes to Consolidated Financial Statements

       2.  FINANCIAL STATEMENT SCHEDULES (See Item 8 hereof)

          Schedule II--Valuation and Qualifying Accounts and Reserves

          All schedules, other than those outlined above, are omitted as the information is not required or is otherwise furnished.

       3.  EXHIBITS

    NUMBER                                                 DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Distribution dated as of June 9, 1998 between U.S. Office Products Company,
             Workflow Management, Inc., School Specialty, Inc., Aztec Technology Partners, Inc. and Navigant
             International, Inc. (Exhibit 2.1 to the Company's Form 8-K (Commission file No. 000-25372), filed June
             25, 1998, is hereby incorporated by reference).
       3.1   Amended and Restated Certificate of Incorporation of U.S. Office Products Company as amended through
             April 22, 1999.
       3.2   Second Amended and Restated By-Laws of U.S. Office Products Company as amended through July 14, 1999.
       4.1   Form of Indenture relating to the Company's $143.75 million 5 1/2% Convertible Subordinated Notes due
             2001 (including form of Note) (Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File
             No. 33-80553) is hereby incorporated by reference).
       4.2   Form of Indenture relating to the Company's $230.0 million 5 1/2% Convertible Subordinated Notes due
             2003 (including form of Note) (Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended April 30, 1996 is hereby incorporated by reference).
       4.3   Indenture dated as of June 10, 1998 between U.S. Office Products Company and State Street Bank and
             Trust Company (Exhibit 4.1 to the Company's Form 8-K (Commission file No. 000-25372), filed June 25,
             1998, is hereby incorporated by reference).
       4.4   Registration Rights Agreement dated as of June 10, 1998 between U.S. Office Products Company and Morgan
             Stanley & Co., Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BT Alex Brown
             Incorporated and Chase Securities, Inc. (Exhibit 99.1 to the Company's Form 8-K (Commission file No.
             000-25372), filed June 25, 1998, is hereby incorporated by reference).
       4.5   Common Stock Purchase Warrant dated April 23, 1999, between U.S. Office Products Company and CDR-PC
             Acquisition L.L.C.
       4.6   Common Stock Purchase Special Warrant dated April 23, 1999, between U.S. Office Products Company and
             CDR-PC Acquisition L.L.C.
       4.7   Registration Rights Agreement dated as of June 10, 1998 among U.S. Office Products Company and CDR-PC
             Acquisition L.L.C. (Exhibit 99.6 of the Company's Form 8-K (Commission file No. 000-25372), filed June
             25, 1998, is hereby incorporated by reference).
       4.8   Amendment to the Registration Rights Agreement, between U.S. Office Products Company and CDR-PC
             Acquisition L.L.C. (included at Exhibit V to Investment Agreement dated March 30, 1999 by and between
             U.S. Office Products Company and CDR-PC Acquisition, L.L.C.).
      10.1   U.S. Office Products Company Amended and Restated 1994 Long-Term Incentive Plan, as amended (Exhibit A to the Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference).
      10.2   Amended Services Agreement dated as of June 8, 1998 between U.S. Office Products Company and Jonathan
             J. Ledecky (Exhibit 99.13 to the Company's Form 8-K (Commission file No. 000-25372), filed June 25,
             1998, is hereby incorporated by reference).
      10.3   Employment Agreement for Donald H. Platt (Exhibit 10.4 of the Company's Post-Effective Amendment No. 6
             to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference).

    NUMBER                                                 DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
      10.4   Employment Agreement for Mark D. Director (Exhibit 10.14 of the Company's Annual Report on Form 10-K
             for the year ended April 30, 1996 is hereby incorporated by reference).
      10.5   Amendment No. 1, dated as of December 5, 1997, to Employment Agreement, dated as of February 3, 1997, by and between the Company and Thomas I. Morgan (Exhibit 10.1 of the Company's Form 10-Q for the
             quarter ended October 25, 1997 is hereby incorporated by reference).
      10.6   Amended and Restated Employment Agreement, dated as of August 1, 1997, by and between the Company and
             Michael J. Barnell (Exhibit 10.2 of the Company's Form 10-Q for the quarter ended October 25, 1997 is hereby incorporated by reference).
      10.7   Second Amendment to Employment Agreement, dated as of June 28, 1999, by and between the Company and
             Michael J. Barnell.
      10.8   Loanout Agreement, dated February 23, 1999, by and among U.S. Office Products Company and Clayton,
             Dubilier & Rice, Inc.
      10.9   Stock Purchase Agreement, dated as of January 31, 1996, by and between U.S. Office Products Company and
             Eric John Watson (Exhibit 2.8 of the Company's Post-Effective Amendment No. 1 to Form S-1 (File No.
             33-80117) is hereby incorporated by reference).
     10.10   Amendment to Stock Purchase Agreement, dated as of June 20, 1996, by and between the Company and Eric
             John Watson (Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended April 30,
             1996, is hereby incorporated by reference).
     10.11   Credit Agreement dated as of June 9, 1998 between U.S. Office Products Company and The Chase Manhattan
             Bank, as Administrative Agent, Bankers Trust Company, as Syndication Agent, Merrill Lynch Capital
             Corporation, as Documentation Agent, Chase Securities Inc., BT Alex Brown Incorporated, and Merrill
             Lynch, Pierce, Fenner & Smith Incorporated, as co-arrangers and the other lenders named therein
             (Exhibit 99.2 of the Company's Form 8-K (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference).
     10.12   First Amendment to the Credit Agreement, dated August 21, 1998, to the Credit Agreement, dated as of
             June 9, 1998 between U.S. Office Products Company and The Chase Manhattan Bank, as Administrative
             Agent, Bankers Trust Company, as Syndication Agent, Merrill Lynch Capital Corporation, as Documentation
             Agent, Chase Securities Inc., BT Alex Brown Incorporated, and Merrill Lynch, Pierce, Fenner & Smith
             Incorporated, as co-arrangers and the other lenders named therein.
     10.13   Second Amendment, dated as of April 15, 1999, to the Credit Agreement, dated as of June 9, 1998 between
             U.S. Office Products Company and The Chase Manhattan Bank, as Administrative Agent, Bankers Trust
             Company, as Syndication Agent, Merrill Lynch Capital Corporation, as Documentation Agent, Chase
             Securities Inc., BT Alex Brown Incorporated, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as
             co-arrangers and the other lenders named therein.
     10.14   Consent to Section 10 of Second Amendment, dated as of April 15, 1999, to the Credit Agreement, dated as of June 9, 1998 between U.S. Office Products Company and The Chase Manhattan Bank, as Administrative
             Agent, Bankers Trust Company, as Syndication Agent, Merrill Lynch Capital Corporation, as Documentation
             Agent, Chase Securities Inc., BT Alex Brown Incorporated, and Merrill Lynch, Pierce, Fenner & Smith
             Incorporated, as co-arrangers and the other lenders named therein.
     10.15   U.S. Office Products Company Executive Deferred Compensation Plan (Exhibit B to the Company's Proxy
             Statement, dated July 22, 1996, is hereby incorporated by reference).
     10.16   U.S. Office Products Company 1996 Non-Employee Directors' Stock Plan (Exhibit C to the Company's Proxy
             Statement, dated July 22, 1996, is hereby incorporated by reference).

    NUMBER                                                 DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
     10.17   U.S. Office Products Company Amended and Restated Employee Stock Purchase Plan, as amended (Exhibit D to the Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference)
     10.18   Investment Agreement dated January 12, 1998, by and between U.S. Office Products Company and CDR-PC
             Acquisition, L.L.C. ("1998 Investment Agreement") (Exhibit 99.1 of the Company's Form 8-K (Commission
             file No. 000-25372), filed January 16, 1998, is hereby incorporated by reference).
     10.19   Amendment No. 1 to the 1998 Investment Agreement, dated as of February 3, 1998 by and between U.S.
             Office Products Company and CDR-PC Acquisition L.L.C. (Exhibit 99.1 of the Company's Form 8-K
             (Commission file No. 000-25372), filed February 12, 1998, is hereby incorporated by reference).
     10.20   Amendments to the 1998 Investment Agreement (included at Exhibit IV to Investment Agreement dated March
             30, 1999 by and between U.S. Office Products Company and CDR-PC Acquisition, L.L.C.).
     10.21   Investment Agreement dated March 30, 1999, by and between U.S. Office Products Company and CDR-PC
             Acquisition, L.L.C.
     10.22   Tax Allocation Agreement dated as of June 9, 1998 among U.S. Office Products Company, Workflow
             Management, Inc., School Specialty, Inc., Aztec Technology Partners, Inc. and Navigant International,
             Inc. (Exhibit 99.9 to the Company's Form 8-K (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference).
     10.23   Consulting Agreement dated as of June 10, 1998, by and between U.S. Office Products Company and
             Clayton, Dubilier & Rice, Inc. (Exhibit 99.7 of the Company's Form 8-K (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference).
     10.24   Indemnification Agreement dated as of June 10, 1998 by and among U.S. Office Products Company, CDR-PC
             Acquisition, L.L.C., Clayton, Dubilier & Rice Fund V Limited Partnership, and Clayton, Dubilier & Rice,
             Inc. (Exhibit 99.8 of the Company's Form 8-K (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference).
     10.25   Employee Benefits Services and Liabilities Agreement dated as of June 9, 1998 between U.S. Office
             Products Company, Workflow Management, Inc., School Specialty, Inc., Aztec Technology Partners, Inc.
             and Navigant International, Inc. (Exhibit 99.10 to the Company's Form 8-K (Commission file No.
             000-25372), filed June 25, 1998, is hereby incorporated by reference).
     10.26   Section 162(m) Bonus Plan of U.S. Office Products Company (Annex A to the Company's Proxy Statement,
             filed with the Commission September 8, 1997, is hereby incorporated by reference).
     10.27   Guarantee and Collateral Agreement, dated as of June 10, 1998, made by U.S. Office Products Company and each of the other signatories thereto, in favor of The Chase Manhattan Bank, as Administrative Agent for the banks and other financial institutions (the "Lenders") from time to time parties to the Credit
             Agreement, dated as of June 9, 1998, among U.S. Office Products Company, Blue Star Group Limited, the
             Lenders, The Chase Manhattan Bank, as Administrative Agent, Bankers Trust Company, as Syndication Agent
             and Merrill Lynch Capital Corporation, as Documentation Agent (Exhibit 10.26 of the Company's Annual
             Report on Form 10-K for the year ended April 25, 1998 is hereby incorporated by reference).
      21.1   List of Subsidiaries of U.S. Office Products Company
      23.1   Consent of PricewaterhouseCoopers LLP
      27.1   Financial Data Schedule

    (b) REPORTS ON FORM 8-K. During the last quarter of the fiscal year covered by this report, the Company filed the following Current Reports on Form 8-K:

       i. Form 8-K dated March 30, 1999 and filed with the Commission on April 12, 1999 reporting information under Item 5.

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

       3.1   Amended and Restated Certificate of Incorporation of U.S. Office Products Company as amended through
             April 22, 1999.

       3.2   Second Amended and Restated By-Laws of U.S. Office Products Company as amended through July 14, 1999.

       4.1   Form of Indenture relating to the Company's $143.75 million 5 1/2% Convertible Subordinated Notes due
             2001 (including form of Note) (Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File
             No. 33-80553) is hereby incorporated by reference).

       4.2   Form of Indenture relating to the Company's $230.0 million 5 1/2% Convertible Subordinated Notes due
             2003 (including form of Note) (Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended April 30, 1996 is hereby incorporated by reference).

       4.3   Indenture dated as of June 10, 1998 between U.S. Office Products Company and State Street Bank and
             Trust Company (Exhibit 4.1 to the Company's Form 8-K (Commission file No. 000-25372), filed June 25,
             1998, is hereby incorporated by reference).

       4.4   Registration Rights Agreement dated as of June 10, 1998 between U.S. Office Products Company and Morgan
             Stanley & Co., Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BT Alex Brown
             Incorporated and Chase Securities, Inc. (Exhibit 99.1 to the Company's Form 8-K (Commission file No.
             000-25372), filed June 25, 1998, is hereby incorporated by reference).

       4.5   Common Stock Purchase Warrant dated April 23, 1999, between U.S. Office Products Company and CDR-PC
             Acquisition L.L.C.

       4.6   Common Stock Purchase Special Warrant dated April 23, 1999, between U.S. Office Products Company and
             CDR-PC Acquisition L.L.C.

       4.7   Registration Rights Agreement dated as of June 10, 1998 among U.S. Office Products Company and CDR-PC
             Acquisition L.L.C. (Exhibit 99.6 of the Company's Form 8-K (Commission file No. 000-25372), filed June
             25, 1998, is hereby incorporated by reference).

       4.8   Amendment to the Registration Rights Agreement, between U.S. Office Products Company and CDR-PC
             Acquisition L.L.C. (included at Exhibit V to Investment Agreement dated March 30, 1999 by and between
             U.S. Office Products Company and CDR-PC Acquisition, L.L.C.).

      10.1   U.S. Office Products Company Amended and Restated 1994 Long-Term Incentive Plan, as amended (Exhibit A to the Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference).

      10.2   Amended Services Agreement dated as of June 8, 1998 between U.S. Office Products Company and Jonathan
             J. Ledecky (Exhibit 99.13 to the Company's Form 8-K (Commission file No. 000-25372), filed June 25,
             1998, is hereby incorporated by reference).

      10.3   Employment Agreement for Donald H. Platt (Exhibit 10.4 of the Company's Post-Effective Amendment No. 6
             to the Registration Statement on Form S-1 (File No. 33-89978) is hereby incorporated by reference).

    NUMBER                                                 DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
      10.4   Employment Agreement for Mark D. Director (Exhibit 10.14 of the Company's Annual Report on Form 10-K
             for the year ended April 30, 1996 is hereby incorporated by reference).

      10.5   Amendment No. 1, dated as of December 5, 1997, to Employment Agreement, dated as of February 3, 1997, by and between the Company and Thomas I. Morgan (Exhibit 10.1 of the Company's Form 10-Q for the
             quarter ended October 25, 1997 is hereby incorporated by reference).

      10.6   Amended and Restated Employment Agreement, dated as of August 1, 1997, by and between the Company and
             Michael J. Barnell (Exhibit 10.2 of the Company's Form 10-Q for the quarter ended October 25, 1997 is hereby incorporated by reference).

      10.7   Second Amendment to Employment Agreement, dated as of June 28, 1999, by and between the Company and
             Michael J. Barnell.

      10.8   Loanout Agreement, dated February 23, 1999, by and among U.S. Office Products Company and Clayton,
             Dubilier & Rice, Inc.

      10.9   Stock Purchase Agreement, dated as of January 31, 1996, by and between U.S. Office Products Company and
             Eric John Watson (Exhibit 2.8 of the Company's Post-Effective Amendment No. 1 to Form S-1 (File No.
             33-80117) is hereby incorporated by reference).

     10.10   Amendment to Stock Purchase Agreement, dated as of June 20, 1996, by and between the Company and Eric
             John Watson (Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended April 30,
             1996, is hereby incorporated by reference).

     10.11   Credit Agreement dated as of June 9, 1998 between U.S. Office Products Company and The Chase Manhattan
             Bank, as Administrative Agent, Bankers Trust Company, as Syndication Agent, Merrill Lynch Capital
             Corporation, as Documentation Agent, Chase Securities Inc., BT Alex Brown Incorporated, and Merrill
             Lynch, Pierce, Fenner & Smith Incorporated, as co-arrangers and the other lenders named therein
             (Exhibit 99.2 of the Company's Form 8-K (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference).

     10.12   First Amendment to the Credit Agreement, dated August 21, 1998, to the Credit Agreement, dated as of
             June 9, 1998 between U.S. Office Products Company and The Chase Manhattan Bank, as Administrative
             Agent, Bankers Trust Company, as Syndication Agent, Merrill Lynch Capital Corporation, as Documentation
             Agent, Chase Securities Inc., BT Alex Brown Incorporated, and Merrill Lynch, Pierce, Fenner & Smith
             Incorporated, as co-arrangers and the other lenders named therein.

     10.13   Second Amendment, dated as of April 15, 1999, to the Credit Agreement, dated as of June 9, 1998 between
             U.S. Office Products Company and The Chase Manhattan Bank, as Administrative Agent, Bankers Trust
             Company, as Syndication Agent, Merrill Lynch Capital Corporation, as Documentation Agent, Chase
             Securities Inc., BT Alex Brown Incorporated, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as
             co-arrangers and the other lenders named therein.

     10.14   Consent to Section 10 of Second Amendment, dated as of April 15, 1999, to the Credit Agreement, dated as of June 9, 1998 between U.S. Office Products Company and The Chase Manhattan Bank, as Administrative
             Agent, Bankers Trust Company, as Syndication Agent, Merrill Lynch Capital Corporation, as Documentation
             Agent, Chase Securities Inc., BT Alex Brown Incorporated, and Merrill Lynch, Pierce, Fenner & Smith
             Incorporated, as co-arrangers and the other lenders named therein.

     10.15   U.S. Office Products Company Executive Deferred Compensation Plan (Exhibit B to the Company's Proxy
             Statement, dated July 22, 1996, is hereby incorporated by reference).

     10.16   U.S. Office Products Company 1996 Non-Employee Directors' Stock Plan (Exhibit C to the Company's Proxy
             Statement, dated July 22, 1996, is hereby incorporated by reference).

    NUMBER                                                 DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
     10.17   U.S. Office Products Company Amended and Restated Employee Stock Purchase Plan, as amended (Exhibit D to the Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference)

     10.18   Investment Agreement dated January 12, 1998, by and between U.S. Office Products Company and CDR-PC
             Acquisition, L.L.C. ("1998 Investment Agreement") (Exhibit 99.1 of the Company's Form 8-K (Commission
             file No. 000-25372), filed January 16, 1998, is hereby incorporated by reference).

     10.19   Amendment No. 1 to the 1998 Investment Agreement, dated as of February 3, 1998 by and between U.S.
             Office Products Company and CDR-PC Acquisition L.L.C. (Exhibit 99.1 of the Company's Form 8-K
             (Commission file No. 000-25372), filed February 12, 1998, is hereby incorporated by reference).

     10.20   Amendments to the 1998 Investment Agreement (included at Exhibit IV to Investment Agreement dated March
             30, 1999 by and between U.S. Office Products Company and CDR-PC Acquisition, L.L.C.).

     10.21   Investment Agreement dated March 30, 1999, by and between U.S. Office Products Company and CDR-PC
             Acquisition, L.L.C.

     10.22   Tax Allocation Agreement dated as of June 9, 1998 among U.S. Office Products Company, Workflow
             Management, Inc., School Specialty, Inc., Aztec Technology Partners, Inc. And Navigant International,
             Inc. (Exhibit 99.9 to the Company's Form 8-K (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference).

     10.23   Consulting Agreement dated as of June 10, 1998, by and between U.S. Office Products Company and
             Clayton, Dubilier & Rice, Inc. (Exhibit 99.7 of the Company's Form 8-K (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference).

     10.24   Indemnification Agreement dated as of June 10, 1998 by and among U.S. Office Products Company, CDR-PC
             Acquisition, L.L.C., Clayton, Dubilier & Rice Fund V Limited Partnership, and Clayton, Dubilier & Rice,
             Inc. (Exhibit 99.8 of the Company's Form 8-K (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference).

     10.25   Employee Benefits Services and Liabilities Agreement dated as of June 9, 1998 between U.S. Office
             Products Company, Workflow Management, Inc., School Specialty, Inc., Aztec Technology Partners, Inc.
             and Navigant International, Inc. (Exhibit 99.10 to the Company's Form 8-K (Commission file No.
             000-25372), filed June 25, 1998, is hereby incorporated by reference).

     10.26   Section 162(m) Bonus Plan of U.S. Office Products Company (Annex A to the Company's Proxy Statement,
             filed with the Commission September 8, 1997, is hereby incorporated by reference).

     10.27   Guarantee and Collateral Agreement, dated as of June 10, 1998, made by U.S. Office Products Company and each of the other signatories thereto, in favor of The Chase Manhattan Bank, as Administrative Agent for the banks and other financial institutions (the "Lenders") from time to time parties to the Credit
             Agreement, dated as of June 9, 1998, among U.S. Office Products Company, Blue Star Group Limited, the
             Lenders, The Chase Manhattan Bank, as Administrative Agent, Bankers Trust Company, as Syndication Agent
             and Merrill Lynch Capital Corporation, as Documentation Agent (Exhibit 10.26 of the Company's Annual
             Report on Form 10-K for the year ended April 25, 1998 is hereby incorporated by reference).

      21.1   List of Subsidiaries of U.S. Office Products Company

      23.1   Consent of PricewaterhouseCoopers LLP

      27.1   Financial Data Schedule

    (b) REPORTS ON FORM 8-K. During the last quarter of the fiscal year covered by this report, the Company filed the following Current Reports on Form 8-K:

       i. Form 8-K dated March 30, 1999 and filed with the Commission on April 12, 1999 reporting information under Item 5.