Form 10-K/A
period 1999-04-24
US OFFICE PRODUCTS CO
filed 1999-08-26
CIK 934852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This amendment files the signature page inadvertently omitted from U.S. Office Products' annual report on form 10K filed July 22, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                U.S. OFFICE PRODUCTS COMPANY

                                BY:  /S/ CHARLES P. PIEPER
                                     -----------------------------------------
                                     Name: Charles P. Pieper
                                     TITLE: CHIEF EXECUTIVE OFFICER
                                     Date: July 14, 1999

    Each person whose signature appears below hereby appoints Charles P. Pieper and Mark D. Director, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          SIGNATURE              CAPACITY IN WHICH SIGNED           DATE
------------------------------  ---------------------------  -------------------
                                Chairman of the Board and
    /s/ CHARLES P. PIEPER         Chief Executive Officer
------------------------------    (Principal Executive          July 14, 1999
      Charles P. Pieper           Officer)

     /s/ JOSEPH T. DOYLE        Chief Financial Officer
------------------------------                                  July 14, 1999
       Joseph T. Doyle

     /s/ MARK W. CRAWFORD       Chief Accounting Officer
------------------------------                                  July 14, 1999
       Mark W. Crawford

     /s/ KEVIN J. CONWAY        Director
------------------------------                                  July 14, 1999
       Kevin J. Conway

      /s/ FRANK P. DOYLE        Director
------------------------------                                  July 14, 1999
        Frank P. Doyle

      /s/ BRIAN D. FINN         Director
------------------------------                                  July 14, 1999
        Brian D. Finn

   /s/ L. DENNIS KOZLOWSKI      Director
------------------------------                                  July 14, 1999
     L. Dennis Kozlowski

     /s/ MILTON H. KUYERS       Director
------------------------------                                  July 14, 1999
       Milton H. Kuyers

     /s/ ALLON H. LEFEVER       Director
------------------------------                                  July 14, 1999
       Allon H. Lefever

    /s/ EDWARD J. MATHIAS       Director
------------------------------                                  July 14, 1999
      Edward J. Mathias