Form 10-Q
period 1999-10-23
US OFFICE PRODUCTS CO
filed 1999-12-07
CIK 934852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 23, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to____________

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

         As of December 3, 1999, there were 36,802,286 shares of common stock outstanding.

                           US OFFICE PRODUCTS COMPANY
                                      INDEX


                                                                                             Page No.
                                                                                             --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheet...............................................................3
              October 23, 1999 (unaudited) and April 24, 1999

           Consolidated Statement of Operations.....................................................4
              For the three months ended October 23, 1999 (unaudited)
              and October 24, 1998 (unaudited) and the six months ended October
              23, 1999 (unaudited) and October 24, 1998 (unaudited)

           Consolidated Statement of Cash Flows.....................................................5
              For the six months ended October 23, 1999 (unaudited) and
              October 24, 1998 (unaudited)

           Notes to Consolidated Financial Statements (unaudited)...................................7


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................................20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................36


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.......................................................................37

Item 4.    Submission of Matters to a Vote of Security Holders.....................................38

Item 5.    Other Information.......................................................................38

Item 6.    Exhibits and Reports on Form 8-K........................................................39

Signatures.........................................................................................40

Exhibit Index......................................................................................41

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           US OFFICE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   October 23,        April 24,
   ASSETS                                                                             1999              1999
                                                                                  -------------    --------------
                                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents  ...............................................     $      29,296    $      76,102
   Accounts receivable, less allowance for doubtful
     accounts of $11,056 and $11,720, respectively...........................           334,386          304,374
   Inventories, net..........................................................           198,509          206,857
   Prepaid expenses and other current assets.................................           113,394          106,771
                                                                                  -------------    -------------
       Total current assets..................................................           675,585          694,104

Property and equipment, net..................................................           230,345          231,152
Intangible assets, net.......................................................           848,076          858,197
Other assets.................................................................           235,593          228,706
                                                                                  -------------    -------------
       Total assets..........................................................     $   1,989,599    $   2,012,159
                                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt...........................................................     $      38,651    $      19,193
   Accounts payable..........................................................           189,563          168,976
   Accrued compensation......................................................            41,100           46,384
   Other accrued liabilities.................................................           100,725          100,688
                                                                                  -------------    -------------
       Total current liabilities.............................................           370,039          335,241

Long-term debt...............................................................         1,165,349        1,171,429
Other long-term liabilities and minority interests...........................            28,772           25,947
                                                                                  -------------    -------------
       Total liabilities.....................................................         1,564,160        1,532,617
                                                                                  -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 500,000 shares
     authorized, 73,262 shares issued and outstanding........................
   Common stock, $.001 par value, 500,000,000 shares
     authorized, 36,979,271 and 36,853,505 shares issued,
     36,802,286 and 36,702,778 shares outstanding, and
     176,985 and 150,727 held in treasury, respectively .....................                37               37
   Additional paid-in capital................................................           728,074          727,614
   Accumulated other comprehensive loss......................................          (119,554)        (119,941)
   Accumulated deficit.......................................................          (183,118)        (128,168)
                                                                                  -------------    -------------
       Total stockholders' equity ...........................................           425,439          479,542
                                                                                  -------------    -------------
       Total liabilities and stockholders' equity............................     $   1,989,599    $   2,012,159
                                                                                  =============    =============



          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      Three Months Ended             Six Months Ended
                                                  --------------------------    --------------------------
                                                  October 23,    October 24,    October 23,    October 24,
                                                     1999           1998            1999          1998
                                                  -----------    -----------    -----------    -----------
Revenues                                          $   642,511    $   677,205    $ 1,268,014    $ 1,329,154
Cost of revenues                                      463,381        492,166        914,102        966,451
                                                  -----------    -----------    -----------    -----------
       Gross profit                                   179,130        185,039        353,912        362,703

Selling, general and administrative expenses          160,787        150,670        319,396        299,466
Amortization expense                                    6,252          6,137         12,242         12,123
Operating restructuring costs                           5,188          3,469          7,097         12,195
Strategic Restructuring Plan costs                                                                  97,503
                                                  -----------    -----------    -----------    -----------
       Operating income (loss)                          6,903         24,763         15,177        (58,584)

Interest expense                                       27,873         28,991         55,590         47,879
Interest income                                          (455)          (460)        (1,525)          (827)
Unrealized foreign currency transaction loss           12,198                        25,754
Loss on sale of businesses                              3,066          2,536          4,020          2,536
Other (income) expense                                  1,093           (609)         2,589         (1,019)
                                                  -----------    -----------    -----------    -----------
Loss from continuing operations before benefit
   from income taxes and extraordinary items          (36,872)        (5,695)       (71,251)      (107,153)
Benefit from income taxes                              (9,449)        (1,713)       (16,301)       (19,628)
                                                  -----------    -----------    -----------    -----------

Loss from continuing operations before
   extraordinary items                                (27,423)        (3,982)       (54,950)       (87,525)
Loss from discontinued operations, net
   of income taxes                                                                                  (1,294)
                                                  -----------    -----------    -----------    -----------
Loss before extraordinary items                       (27,423)        (3,982)       (54,950)       (88,819)
Extraordinary items - loss on early termination
   of debt facilities, net of income taxes                                                             269
                                                  -----------    -----------    -----------    -----------
Net loss                                          $   (27,423)   $    (3,982)   $   (54,950)   $   (89,088)
                                                  ===========    ===========    ===========    ===========

Basic and diluted per share data:
   Loss from continuing operations before
    extraordinary items                          $     (0.75)   $     (0.11)   $     (1.49)   $     (2.44)
   Loss from discontinued operations                                                                 (0.04)
   Extraordinary items                                                                               (0.01)
                                                  -----------    -----------    -----------    -----------
   Net loss                                       $     (0.75)   $     (0.11)   $     (1.49)   $     (2.49)
                                                  ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                      Six Months Ended
                                                                                 --------------------------
                                                                                 October 23,      October 24,
                                                                                     1999            1998
                                                                                 -----------    -----------
Cash flows from operating activities:
   Net loss ..................................................................   $   (54,950)   $   (89,088)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Loss from discontinued operations .......................................                        1,294
     Depreciation and amortization ...........................................        33,793         29,769
     Unrealized foreign currency transaction loss ............................        25,754
     Strategic Restructuring Plan costs ......................................                       70,380
     Loss on sale of businesses ..............................................         4,020          2,536
     Deferred income taxes ...................................................        (9,734)        (1,855)
     Equity in net loss (income) of affiliate ................................         1,991         (1,611)
     Extraordinary loss ......................................................                          269
     Changes in assets and liabilities (net of effects of acquisitions and divestitures):
       Accounts receivable ...................................................       (39,973)       (28,670)
       Inventory .............................................................        (5,126)       (16,614)
       Prepaid expenses and other current assets .............................        (5,284)       (37,084)
       Accounts payable ......................................................        30,492         14,142
       Accrued liabilities ...................................................        (3,228)        34,592
                                                                                 -----------    -----------
        Net cash used in operating activities ................................       (22,245)       (21,940)
                                                                                 -----------    -----------

Cash flows from investing activities:
   Additions to property and equipment, net of disposals .....................       (35,632)       (20,996)
   Cash paid in acquisitions, net of cash received ...........................        (9,329)       (22,723)
   Investment in affiliates ..................................................        (4,000)
   Proceeds from sale of businesses ..........................................        13,590
   Other .....................................................................         1,313           (743)
                                                                                 -----------    -----------
        Net cash used in investing activities ................................       (34,058)       (44,462)
                                                                                 -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt ..................................           520      1,152,595
   Repurchase of common stock in Equity Tender ...............................                   (1,000,000)
   Proceeds from (payments of) short-term debt, net ..........................        11,039       (339,016)
   Proceeds from issuance of common stock, net ...............................           460        322,720
   Payments of long-term debt ................................................        (2,140)      (213,666)
   Net repayments by (advances to) discontinued operations ...................                      123,551
                                                                                 -----------    -----------
        Net cash provided by financing activities ............................         9,879         46,184
                                                                                 -----------    -----------

Effect of exchange rates on cash and cash equivalents ........................          (382)           200
                                                                                 -----------    -----------
Cash used in discontinued operations .........................................                      (12,518)
                                                                                 -----------    -----------
Net decrease in cash and cash equivalents ....................................       (46,806)       (32,536)
Cash and cash equivalents at beginning of period .............................        76,102         52,021
                                                                                 -----------    -----------
Cash and cash equivalents at end of period ...................................   $    29,296    $    19,485
                                                                                 ===========    ===========

                           US OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)
                                   (CONTINUED)


                                                                                Six Months Ended
                                                                            ------------------------
                                                                            October 23,  October 24,
                                                                                1999         1998
   Supplemental disclosures of cash flow information:

   Interest paid                                                           $    52,817   $    37,871
   Income taxes paid                                                       $     2,952   $     2,601


   The Company issued cash in connection with certain business combinations accounted for under the purchase method for the six months ended October 23, 1999 and October 24, 1998, respectively. The estimated fair values of the assets and liabilities at the dates of the acquisitions are presented as follows:


                                                                                    Six Months Ended
                                                                              ----------------------------
                                                                               October 23,    October 24,
                                                                                  1999           1998
                                                                              ------------   -------------
   Accounts receivable                                                        $              $       2,144
   Inventory                                                                                         2,442
   Prepaid expenses and other current assets                                                         3,886
   Property and equipment                                                            1,578           2,532
   Intangible assets                                                                 9,785          18,476
   Other assets                                                                                        416
   Short-term debt                                                                    (192)           (654)
   Accounts payable                                                                                   (538)
   Accrued liabilities                                                                (943)         (1,694)
   Long-term debt                                                                     (899)           (580)
   Other long-term liabilities and minority interests                                               (3,707)
                                                                              ------------   -------------
      Net assets acquired                                                     $      9,329   $      22,723
                                                                              ============   =============

Non-cash transactions:

- During the six months ended October 24, 1998, the Company issued 2,025,185 shares of common stock in exchange for $130,989 of the 5 1/2% convertible subordinated notes due 2001.

- During the six months ended October 24, 1998, the Company issued 7,911 shares of common stock upon conversion of $1,000 of the 5 1/2% convertible subordinated notes due 2003.



          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 23, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION

   The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of U.S. Office Products Company (the "Company" or "US Office Products"), and the companies acquired in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates. As a result of the Company's spin-off of its Technology Solutions, Print Management, Educational Supplies, and Corporate Travel Services businesses (collectively, the "Spin-Off Companies"), the accompanying consolidated financial statements reflect the results of the Spin-Off Companies as discontinued operations through June 9, 1998 (the effective date of the Spin-Off). See Note 2, "Discontinued Operations." The Company's continuing operations consist of its North American operations (which include office supplies, office furniture, office coffee and vending services, and a series of non-core businesses), Mail Boxes Etc. ("MBE"), the Company's international operations in New Zealand and Australia (referred to herein as the "Blue Star Group"), and the Company's 49% interest in Dudley Stationery Limited ("Dudley"), a U.K. contract stationer. The North American operations are primarily in the United States; they include two coffee and beverage businesses located in Canada.

   In June 1998, the Company completed a comprehensive restructuring plan (the "Strategic Restructuring Plan"). The Strategic Restructuring Plan included three principal elements: (i) the repurchase by the Company, through a self-tender offer, of a portion of its outstanding shares (including shares underlying employee stock options) (the "Equity Tender"); (ii) the Company's distribution to its stockholders of the shares of the Spin-Off Companies; and (iii) the purchase by an affiliate of an investment fund managed by Clayton, Dubilier & Rice, Inc., a private investment fund, of 24.9% of the Company's shares, plus warrants to purchase additional shares.

   In conjunction with the Strategic Restructuring Plan, the Company also completed several financing transactions (the "Financing Transactions") in June 1998. The Financing Transactions consisted of the following: (i) the Company repurchased substantially all of its 5 1/2% convertible subordinated notes due 2003; (ii) through an exchange offer, the Company exchanged substantially all of its 5 1/2% convertible subordinated notes due 2001; (iii) the Company entered into a new $1,225,000 senior secured bank credit facility and terminated its former credit facility; and (iv) the Company issued and sold $400,000 of 9 3/4% senior subordinated notes due 2008 (the "2008 Notes") in a private placement. During fiscal 1999, the Company reached an agreement with its bank lenders to revise the terms of the credit facility (as amended, the "Credit Facility"). The revisions included modifications to the financial covenants and reductions in the amounts available under the revolving credit facility from $250,000 to $200,000 and the multi-draw term loan facility from $200,000 to $50,000.

   For a complete description of the Strategic Restructuring Plan and the Financing Transactions, see Note 3 of the Notes to the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 24, 1999.

   In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended April 24, 1999, included in the Company's Annual Report on Form 10-K.


NOTE 2 - DISCONTINUED OPERATIONS

   As a result of the Strategic Restructuring Plan, the Spin-Off Companies are reflected as discontinued operations for the six months ended October 24, 1998 in the Company's consolidated financial statements. The Spin-Off Companies began operating as independent companies on June 10,1998.

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 23, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


   The loss from discontinued operations included in the consolidated statement of operations represents the sum of the results of the Spin-Off Companies for the 45-day period they were included in the Company's fiscal 1999 results and is summarized as follows:


                                                         Corporate                             Total
                                              Print      Travel     Educational  Technology   Discontinued
                                           Management    Services     Supplies    Solutions   Operations
                                           ----------    --------     --------    ---------   ----------
Six months ended October 24, 1998:
     Revenues ..........................   $  41,132    $  19,346    $  40,785   $  30,951    $ 132,214
     Operating income (loss) ...........      (1,601)          14        1,836         403          652
     Income (loss) before provision for
       (benefit from) income taxes .....      (2,043)        (108)       1,069         381         (701)
     Provision for (benefit from) income
       taxes ...........................        (732)         158          703         464          593
     Income (loss) from discontinued
       operations, net of income taxes.       (1,311)        (266)         366         (83)      (1,294)


   The results of the Spin-Off Companies include allocations of interest expense, at US Office Products' weighted average interest rates, and do not include any allocations of corporate overhead from US Office Products during the periods presented.


NOTE 3 - STOCKHOLDERS' EQUITY

   Changes in stockholders' equity during the six months ended October 23, 1999 were as follows:


Stockholders' equity balance at April 24, 1999                     $   479,542
   Issuances of common stock in conjunction with:
         Employee stock purchase plan                                       460
   Comprehensive loss:
         Other comprehensive income                                         387
         Net loss                                                       (54,950)
Stockholders' equity balance at October 23, 1999                   $    425,439
                                                                   ============


   The components of comprehensive loss are as follows:


                                             Three Months Ended             Six Months Ended
                                         -------------------------     -------------------------
                                         October 23,    October 24,    October 23,   October 24,
                                            1999           1998           1999          1998
                                         ---------      ---------      ---------      ---------

Net loss                                 $ (27,423)     $  (3,982)     $ (54,950)     $ (89,088)
Other comprehensive income (loss):
   Cumulative translation adjustment           111          5,632            387        (31,145)
                                         ---------      ---------      ---------      ---------
Comprehensive income (loss)              $ (27,312)     $   1,650      $ (54,563)     $(120,233)
                                         =========      =========      =========      =========


   On June 10, 1998, the Company effected a one-for-four reverse split of its common stock whereby each four shares of common stock were exchanged for one share of common stock. All share and per share data appearing in these consolidated financial statements and notes hereto have been retroactively adjusted for this split.

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 23, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE

   The following information presents the Company's computations of basic and diluted EPS from continuing operations before extraordinary items for the periods presented in the consolidated statement of operations.


                                                          Loss                   Shares         Per Share
                                                       (NUMERATOR)             (DENOMINATOR)     AMOUNT
THREE MONTHS ENDED OCTOBER 23, 1999:
   Basic and diluted loss per share                    $    (27,423)             36,800        $   (0.75)
                                                                                               =========

THREE MONTHS ENDED OCTOBER 24, 1998:
   Basic and diluted loss per share                    $     (3,982)             36,569        $    (0.11)
                                                                                               ==========

SIX MONTHS ENDED OCTOBER 23, 1999:
   Basic and diluted loss per share                    $    (54,950)             36,768        $    (1.49)
                                                                                               ==========

SIX MONTHS ENDED OCTOBER 24, 1998:
   Basic and diluted loss per share                    $    (87,525)             35,821        $    (2.44)
                                                                                               ==========


   As a result of the loss from continuing operations before extraordinary items for the three and six month periods ended October 23, 1999 and October 24, 1998, the basic and diluted loss per share amounts for such periods were calculated using the same number of shares outstanding, since all of the Company's employee stock options and the two series of convertible debt securities outstanding during the periods were anti-dilutive. In addition, the convertible preferred stock outstanding during the three and six month periods ended October 23, 1999 was anti-dilutive.


NOTE 5 - BUSINESS COMBINATIONS

   The Company acquired one business, which was accounted for under the purchase method, for a purchase price of $9,329 and completed two business divestitures during the three month period ended October 23, 1999. In addition, the Company made no acquisitions and completed three business divestitures during the three month period ended July 24, 1999. In fiscal 1999, the Company completed a total of 22 acquisitions, all related to continuing operations, which were accounted for under the purchase method and had an aggregate purchase price of $34,508. The Company also completed seven business divestitures or closures during fiscal 1999.

   The following presents the unaudited pro forma results of operations of the Company for the three and six months ended October 23, 1999, and October 24, 1998. These results include the Company's consolidated financial statements and the results of the Purchased Companies and exclude the results of all business divestitures as if all such purchase acquisitions and business divestitures had been made at the beginning of fiscal 1999. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets, removal of Strategic Restructuring Plan costs and the inclusion of an appropriate income tax provision or benefit on all earnings and losses:

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 23, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    Three Months Ended                   Six Months Ended
                                               ------------------------------     -----------------------------
                                               October 23,        October 24,     October 23,       October 24,
                                                   1999              1998             1999             1998
                                               -----------        -----------     -----------       -----------

Revenues.................................       $ 643,999          $ 649,123      $ 1,260,694       $ 1,278,653
Income/(loss) from continuing operations
   before extraordinary
   items.............                             (26,392)            (1,368)         (53,821)           (7,706)
Basic and diluted loss per share from
   continuing operations..................          (0.72)             (0.04)           (1.46)            (0.22)


   The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the purchase acquisitions and business divestitures occurred at the beginning of fiscal 1999 or the results that may occur in the future.



NOTE 6 - SEGMENT REPORTING

BUSINESS SEGMENTS

   The Company has five reportable segments, which include:

    - NORTH AMERICAN OFFICE SUPPLIES - a direct-to-business contract stationer that offers items such as desktop accessories, writing instruments, paper products, computer consumables, business machines and catalog furniture;

    - NORTH AMERICAN OFFICE FURNITURE - a group of operating companies that offer middle-market and contract furniture products and related services;

    - NORTH AMERICAN OTHER - the balance of the Company's North American operations, which includes a group of operating companies that offer office coffee and vending services, a group of non-core operating businesses and the corporate costs associated with the North American operations;

    - BLUE STAR GROUP - a group of operating companies that include business supplies, business solutions (technology related products and services), print and consumer retailing operations that operate in New Zealand and Australia;

    - MBE - a franchisor of retail business, communication and postal service centers which offers a range of business products and services for personal and business consumers.

   Other consists of costs related to the Company's corporate headquarters and the Company's equity interest in Dudley. Eliminations consist of the elimination of the Company's investments in subsidiaries.

   During the second quarter of fiscal 2000, the Company's management began measuring the performance of operating companies that offer office coffee services along with the operating companies that offer vending services. Prior to the second quarter, the operating companies offering office coffee services were considered part of the North American office supplies segment. As a result of this change, the results of the operating companies offering office coffee services are included in North American other for all periods presented.

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 23, 1999
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


     Management measures the performance of the business segments based on several factors, including revenues, gross profit, operating income (loss) and EBITDA, as defined below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended April 24, 1999.


                                                          THREE MONTHS ENDED OCTOBER 23, 1999
                  -----------------------------------------------------------------------------------------------------------------
                             NORTH AMERICAN OPERATIONS
                  -------------------------------------------------
                    OFFICE       OFFICE                                BLUE STAR                                       CONSOLIDATED
                   SUPPLIES     FURNITURE     OTHER        SUBTOTAL      GROUP        MBE        OTHER   ELIMINATIONS     TOTALS
                   --------     ---------     -----        --------      -----        ---        -----   ------------  ------------
Revenues           $  266,021   $  103,662  $   62,488  $  432,171   $ 189,977    $  20,363                          $  642,511
Gross profit           70,667       22,203      17,110     109,980      58,084       11,066                             179,130
Depreciation
and amortization        4,386          968       3,787       9,141       6,292        1,970  $       125                 17,528

Operating
income (loss)          11,736        2,997      (7,507)      7,226       3,217        1,869       (5,409)                 6,903
EBITDA (a)             18,679        5,355      (3,622)     20,412      10,590        3,900       (5,283)                29,619
Other significant
   items:
   Identifiable
    assets             457,292     176,255      177,112    810,659     729,028      316,582    1,092,344  $(959,014)  1,989,599

   Net capital
   expenditures          (636)         315       11,571     11,250       9,114          474          993                 21,831





                                                             THREE MONTHS ENDED OCTOBER 24, 1998
                     --------------------------------------------------------------------------------------------------------------
                                 NORTH AMERICAN OPERATIONS
                     -------------------------------------------------
                       OFFICE       OFFICE                           BLUE STAR                                       CONSOLIDATED
                      SUPPLIES     FURNITURE     OTHER     SUBTOTAL    GROUP        MBE       OTHER   ELIMINATIONS      TOTALS
                      --------     ---------     -----     --------  ---------      ---       -----   ------------   ------------

Revenues            $ 270,988   $   114,922  $   80,571  $ 466,481   $ 192,380  $  18,344                             $ 677,205
Gross profit           71,759        24,486      20,549    116,794      58,264      9,981                               185,039
Depreciation
and amortization    $   3,978           847       2,494      7,319       5,772      1,928       133                      15,152
Operating
 income (loss)         14,288         4,013       2,501     20,802       5,451      3,579    (5,069)                     24,763
EBITDA (a)             18,448         4,947       5,220     28,615      13,514      5,507    (4,253)                     43,383
Other significant
   items (b):

   Identifiable
    Assets                                                 843,141     784,471    316,605 1,111,736   $(958,901)      2,097,052

   Net capital
   expenditures                                              6,192       4,214        199    (2,537)                     8,068



                            US OFFICE PRODUCTS COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 23, 1999
                (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED OCTOBER 23, 1999
                     ---------------------------------------------------------------------------------------------------------------
                                NORTH AMERICAN OPERATIONS
                     -------------------------------------------------
                       OFFICE       OFFICE                            BLUE STAR                                        CONSOLIDATED
                      SUPPLIES     FURNITURE     OTHER    SUBTOTAL      GROUP          MBE        OTHER    ELIMINATIONS   TOTALS
                      --------     ---------     -----    --------      -----          ---        -----    ------------   ------
Revenues........... $ 515,259    $ 198,380     $124,661     $838,300    $391,488     $38,226                            $1,268,014
Gross profit.......   138,362       42,707       32,614      213,683     119,721      20,508                               353,912
Depreciation
and amortization...     7,910        2,606        6,338       16,854      12,778       3,926       $ 235                    33,793
Operating
 income (loss).....    23,789        4,049      (12,144)      15,694       9,092       3,110     (12,719)                   15,177
EBITDA (a).........    34,869        8,709       (5,706)      37,872      23,426       7,150     (12,381)                   56,067
Other significant
   items:
   Identifiable
    assets.........   457,292      176,255      177,112      810,659     729,028     316,582   1,092,344   $(959,014)    1,989,599
   Net capital
   expenditures....        58          640       18,237       18,935      14,605         683       1,409                    35,632





                                                              SIX MONTHS ENDED OCTOBER 24, 1998
                     --------------------------------------------------------------------------------------------------------------
                                NORTH AMERICAN OPERATIONS
                     -------------------------------------------------
                       OFFICE       OFFICE                             BLUE STAR                                       CONSOLIDATED
                      SUPPLIES     FURNITURE    OTHER      SUBTOTAL      GROUP        MBE      OTHER    ELIMINATIONS      TOTALS
                      --------     ---------    -----      --------      -----        ---      -----    ------------      ------
Revenues...........  $525,146     $226,564   $154,983     $906,693    $388,671     $33,790                              $1,329,154
Gross profit.......   139,462       48,765     37,657      225,884     118,367      18,452                                 362,703
Depreciation
and amortization...     7,650        1,675      4,558       13,883      11,855       3,801      $ 230                       29,769
Operating
 income (loss).....    26,117        3,392      3,643       33,152       9,470       5,476   (106,682)                     (58,584)
EBITDA (a).........    34,190       10,649      8,595       53,434      26,025      10,245     (8,820)                      80,884
Other significant
 items (b):
   Identifiable
    assets.........                                        843,141     784,471     316,605  1,111,736    $(958,901)      2,097,052
   Net capital
   expenditures....                                         11,564      10,624         758     (1,950)                      20,996


(a) EBITDA represents earnings from continuing operations before interest expense, benefit from income taxes, depreciation expense, amortization expense, operating restructuring costs, Strategic Restructuring Plan costs, unrealized foreign currency transaction loss, loss on sale of businesses, other (income) expense and extraordinary items. EBITDA is not a measurement of performance under generally accepted accounting principles and should not be considered an alternative to net income
         (loss) as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

(b) The identifiable assets as of October 24, 1998 and the net capital expenditures for the three and six months ended October 24, 1998 have not been presented for the segments of the Company's North American operations because it was not practicable to obtain such information under the Company's new product line oriented organizational structure.

                            US OFFICE PRODUCTS COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 23, 1999
                (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

GEOGRAPHIC SEGMENTS

     The following table sets forth information as to the Company's operations in its different geographic segments:


                                                                                              NEW
                                                                                            ZEALAND
                                                                            NORTH             AND
                                                                           AMERICA          AUSTRALIA         TOTAL
                                                                           -------          ---------         -----
THREE MONTHS ENDED OCTOBER 23, 1999:
     Revenues .................................................          $   452,534     $   189,977      $   642,511
     Operating income .........................................                3,686           3,217            6,903
     Identifiable assets of continuing operations at period-end            1,260,571         729,028        1,989,599
SIX MONTHS ENDED OCTOBER 23, 1999:
     Revenues .................................................          $   876,526     $   391,488      $ 1,268,014
     Operating income .........................................                6,085           9,092           15,177
     Identifiable assets of continuing operations at period-end            1,260,571         729,028        1,989,599
THREE MONTHS ENDED OCTOBER 24, 1998:
     Revenues .................................................          $   484,825     $   192,380      $    77,205
     Operating income .........................................               19,312           5,451           24,763
     Identifiable assets of continuing operations at period-end            1,312,581         784,471        2,097,052
SIX MONTHS ENDED OCTOBER 24, 1998:
     Revenues .................................................          $   940,483     $   388,671      $ 1,329,154
     Operating income (loss) ..................................              (68,054)          9,470          (58,584)
     Identifiable assets of continuing operations at period-end            1,312,581         784,471        2,097,052


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

                            US OFFICE PRODUCTS COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 23, 1999
                (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

BALANCE SHEETS

                                                                                  OCTOBER  23, 1999
                                                 ----------------------------------------------------------------------------------
                                                      US OFFICE                         NON-
                                                 PRODUCTS COMPANY    GUARANTOR        GUARANTOR       CONSOLIDATING    CONSOLIDATED
                                                  (PARENT COMPANY)  SUBSIDIARIES     SUBSIDIARIES      ADJUSTMENTS       TOTAL
                                                  ----------------  ------------     ------------      -----------       -----


       ASSETS

Current assets:
   Cash and cash equivalents ..............                $ 276        $ 14,768         $ 14,252      $                 $ 29,296
   Accounts receivable, less allowance for
     doubtful accounts ....................                              247,781           86,605                         334,386
   Inventories, net .......................                               87,455          111,167           (113)(b)      198,509
   Prepaid expenses and other current
     assets ...............................               36,571          24,648           51,922            253 (b)      113,394
                                                     -----------     -----------      -----------      ---------       ----------

       Total current assets ...............               36,847         374,652          263,946            140          675,585

Property and equipment, net ...............                2,034         120,014          108,707           (410)(b)      230,345
Intangible assets, net ....................                              550,157          297,919                         848,076
Investment in subsidiaries ................              959,014                                        (959,014)(a)
Other assets ..............................              129,430          38,101           68,062                         235,593
                                                     -----------     -----------       -----------      ---------       ----------
       Total assets .......................          $ 1,127,325     $ 1,082,924      $   738,634     $ (959,284)     $ 1,989,599
                                                     -----------     ----------       -----------      ---------       ----------
                                                     -----------     ----------       -----------      ---------       ----------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt ........................          $    36,200     $     1,109      $     1,342     $               $    38,651
   Short-term intercompany balances .......              290,860        (292,405)           1,545
   Accounts payable .......................                2,696         119,252           67,615                         189,563
   Accrued compensation ...................                4,462          18,980           17,658                          41,100
   Other accrued liabilities ..............               26,435           1,994           72,296                         100,725
                                                     -----------     ----------       -----------      ---------       ----------
       Total current liabilities ..........              360,653        (151,070)         160,456                         370,039

Long-term debt ............................            1,156,819           3,870            4,660                       1,165,349
Other long-term liabilities and minority
  interests ...............................               22,104           6,358              310                          28,772
Long-term intercompany balances ...........             (804,912)        386,950          417,962
                                                     -----------     -----------      -----------      ---------       ----------
       Total liabilities ..................              734,664         246,108          583,388                       1,564,160
                                                     -----------     -----------      -----------      ---------       ----------

Stockholders' equity:
   Preferred stock
   Common stock ...........................                   37                                                               37

   Additional paid-in capital .............              696,193         727,868          263,027       (959,014)(a)       728,074

   Accumulated other comprehensive loss ...              (76,524)                         (43,030)                        (119,554)
   Retained earnings (accumulated deficit)              (227,045)        108,948          (64,751)          (270)(b)      (183,118)
                                                     -----------     -----------      -----------      ---------       ----------

       Total stockholders' equity .........              392,661         836,816          155,246       (959,284)          425,439
       Total liabilities and stockholders'           -----------     -----------      -----------      ---------       ----------
         equity ...........................          $ 1,127,325     $ 1,082,924      $   738,634     $ (959,284)      $ 1,989,599

                                                     -----------     -----------      -----------      ---------       ----------
                                                     -----------     -----------      -----------      ---------       ----------


                            US OFFICE PRODUCTS COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 23, 1999
                (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                     APRIL 24, 1999
                                                 ----------------------------------------------------------------------------------
                                                     US OFFICE                          NON-
                                                 PRODUCTS COMPANY    GUARANTOR        GUARANTOR         CONSOLIDATING  CONSOLIDATED
                                                 (PARENT COMPANY)   SUBSIDIARIES     SUBSIDIARIES        ADJUSTMENTS      TOTAL
                                                 ----------------   ------------     ------------       -------------  ------------
       ASSETS
Current assets:
   Cash and cash equivalents...................       $  48,094         $  9,281      $  18,727                           $ 76,102
   Accounts receivable, less allowance for
     doubtful accounts.........................                          214,826         89,548                            304,374
   Inventories, net............................                           98,517        108,396         $  (56)  (b)       206,857
   Prepaid expenses and other current
     assets....................................          46,988           12,178         47,375            230   (b)       106,771
                                                  -------------   --------------  -------------  --------------        -----------
       Total current assets....................          95,082          334,802        264,046            174             694,104

Property and equipment, net....................          11,224          104,271        116,067           (410)  (b)       231,152
Intangible assets, net.........................                          556,468        301,729                            858,197
Investment in subsidiaries.....................         972,027                                       (972,027)  (a)
Other assets...................................         130,615           31,550         66,541                            228,706
                                                  -------------   --------------  -------------  --------------        -----------
       Total assets............................   $   1,208,948   $    1,027,091  $     748,383  $    (972,263)         $2,012,159
                                                  =============   ==============  =============  =============         ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt.............................   $      16,500   $        1,542  $       1,151                          $  19,193
   Short-term intercompany balances............         251,459         (252,938)         1,479
   Accounts payable............................           1,503          100,120         67,353                            168,976
   Accrued compensation........................           4,555           22,751         19,078                             46,384
   Other accrued liabilities...................          28,925           17,239         54,524                            100,688
                                                  -------------   --------------  -------------  -------------         -----------
       Total current liabilities...............         302,942         (111,286)       143,585                            335,241

Long-term debt.................................       1,165,196            4,111          2,122                          1,171,429
Other long-term liabilities and minority
  interests....................................          22,104            3,526            317                             25,947
Long-term intercompany balances................        (816,154)         398,400        417,851            (97) (b)
                                                  -------------   --------------  -------------  -------------         -----------
       Total liabilities.......................         674,088          294,751        563,875            (97)          1,532,617
                                                  -------------   --------------  -------------  -------------         -----------

Stockholders' equity:
   Preferred stock.............................
   Common stock................................              37                                                                 37
   Additional paid-in capital..................         800,478          627,923        271,240       (972,027) (a)        727,614
   Accumulated other comprehensive loss........         (68,311)                        (51,630)                          (119,941)
   Retained earnings (accumulated deficit).....        (197,344)         104,417        (35,102)          (139) (b)       (128,168)
                                                  -------------   --------------  -------------  -------------           ---------
       Total stockholders' equity..............         534,860          732,340        184,508       (972,166)            479,542
                                                  -------------   --------------  -------------  -------------         -----------
       Total liabilities and stockholders'
         equity                                  $    1,208,948   $    1,027,091  $     748,383  $    (972,263)        $ 2,012,159
                                                 ==============   ==============  =============  =============         -----------

                            US OFFICE PRODUCTS COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 23, 1999
                (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

STATEMENTS OF OPERATIONS

                                                                          FOR THE THREE MONTHS ENDED OCTOBER 23, 1999
                                                 ---------------------------------------------------------------------------------
                                                     US OFFICE                          NON-
                                                  PRODUCTS COMPANY    GUARANTOR       GUARANTOR     CONSOLIDATING     CONSOLIDATED
                                                  (PARENT COMPANY)   SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                  ----------------   ------------    ------------    -----------         -----
Revenues.......................................      $               $ 457,884        $ 193,398      $ (8,771)    (c)  $  642,511
Cost of revenues...............................           (1,490)      339,437          134,150        (8,716)    (c)     463,381
                                                          -------      -------          -------        -------            -------
       Gross profit............................            1,490       118,447           59,248           (55)            179,130

Selling, general and administrative
  expenses.....................................           12,977        95,058           52,752                           160,787
Amortization expense...........................              278         4,046            1,928                             6,252
Operating restructuring costs..................            1,945         2,161            1,082                             5,188
                                                            -----        -----            -----          -----            -------
       Operating income (loss).................          (13,710)       17,182            3,486           (55)              6,903

Interest expense...............................           32,679       (14,799)           9,993                            27,873
Interest income................................             (106)         (254)             (95)                             (455)
Unrealized foreign currency transaction loss...                                          12,198                            12,198
Loss (gain) on sale of businesses..............            1,394         1,674               (2)                            3,066
Other (income) expense.........................          (41,822)       41,524            1,294            97     (c)       1,093
                                                         -------        ------            -----            --               -----
Loss before provision for (benefit from)
   income taxes ...............................           (5,855)      (10,963)         (19,902)         (152)            (36,872)
Provision for (benefit from) income taxes......              499        (3,814)          (6,112)          (22)    (c)      (9,449)
                                                             ---        ------           ------           ---              ------
Net loss.......................................         $ (6,354)     $ (7,149)       $ (13,790)       $ (130)          $ (27,423)
                                                         ========      ========        =========        ======          =========

                                                                          FOR THE THREE MONTHS ENDED OCTOBER 24, 1998
                                                 ---------------------------------------------------------------------------------
                                                     US OFFICE                         NON-
                                                 PRODUCTS COMPANY      GUARANTOR     GUARANTOR    CONSOLIDATING      CONSOLIDATED
                                                 (PARENT COMPANY)     SUBSIDIARIES  SUBSIDIARIES    ADJUSTMENTS          TOTAL
                                                 ----------------     ------------  ------------    -----------          -----
Revenues.......................................   $                    $ 491,013     $ 195,225     $ (9,033) (c)       $  677,205
Cost of revenues...............................          (1,924)         367,045       136,064       (9,019) (c)          492,166
                                                  -------------   --------------  -------------  -------------       -------------
       Gross profit............................           1,924          123,968        59,161          (14)              185,039

Selling, general and administrative
  expenses.....................................           7,917           93,622        49,131                            150,670
Amortization expense...........................             206            3,819         2,112                              6,137
Operating restructuring costs..................                            1,179         2,290                              3,469
                                                  -------------   --------------  -------------  -------------       -------------
       Operating income (loss).................          (6,199)          25,348         5,628          (14)               24,763

Interest expense...............................          30,959          (11,290)        9,322                             28,991
Interest income................................             (40)            (364)          (56)                              (460)
Loss on sale of businesses.....................                            2,536                                            2,536
Other  (income) expense........................               4           (2,384)        1,771                               (609)
                                                  -------------   --------------- -------------  -------------       -------------
Income (loss)
  before provision for (benefit from) income
  taxes........................................         (37,122)          36,850        (5,409)         (14)               (5,695)
Provision for (benefit from) income taxes......         (16,775)          16,362        (1,294)          (6) (c)           (1,713)
                                                  -------------   --------------  -------------  -------------       -------------
Net income (loss)..............................      $ (20,347)         $ 20,488      $ (4,115)        $ (8)            $  (3,982)
                                                     =========          ========      ========         ====             ========

                            US OFFICE PRODUCTS COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 23, 1999
                (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

STATEMENTS OF OPERATIONS

                                                                          FOR THE SIX MONTHS ENDED OCTOBER 23, 1999
                                                 ---------------------------------------------------------------------------------
                                                     US OFFICE                         NON-
                                                 PRODUCTS COMPANY      GUARANTOR     GUARANTOR   CONSOLIDATING        CONSOLIDATED
                                                 (PARENT COMPANY)     SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS            TOTAL
                                                 ----------------     ------------  ------------   -----------            -----
Revenues.......................................   $                   $ 886,695     $ 398,248      $ (16,929) (c)    $ 1,268,014
Cost of revenues...............................         (1,490)         656,247       276,206        (16,861) (c)        914,102
                                                        ------          -------       -------        -------             -------
       Gross profit............................          1,490          230,448       122,042            (68)            353,912

Selling, general and administrative
   expenses....................................         25,179          187,393       106,834            (10) (c)        319,396
Amortization expense...........................            278            7,970         3,994                             12,242
Operating restructuring costs..................          2,047            3,494         1,556                              7,097
                                                         -----            -----         -----            ---               -----
       Operating income (loss).................        (26,014)          31,591         9,658            (58)             15,177

Interest expense...............................         64,640          (28,834)       19,784                             55,590
Interest income................................           (386)            (894)         (245)                            (1,525)
Unrealized foreign currency transaction loss...                                        25,754                             25,754
Loss (gain) on sale of businesses..............         (4,413)           6,982         1,451                              4,020
Other (income) expense.........................        (40,480)          40,544         2,428             97  (c)           2,589
                                                       -------           ------         -----             --               -----

Income (loss) before provision for (benefit from)
   income taxes and extraordinary items........        (45,375)          13,793       (39,514)          (155)            (71,251)
Provision for (benefit from) income taxes......        (15,675)           9,263        (9,865)           (24) (c)        (16,301)
                                                       -------            -----        ------            ---             -------
Net income (loss)                                    $ (29,700)         $ 4,530     $ (29,649)        $ (131)          $ (54,950)
                                                     =========          =======     =========         ======           =========

                            US OFFICE PRODUCTS COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 23, 1999
                (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          FOR THE SIX MONTHS ENDED OCTOBER 24, 1998
                                                 ---------------------------------------------------------------------------------
                                                    US OFFICE                         NON-
                                                 PRODUCTS COMPANY    GUARANTOR      GUARANTOR     CONSOLIDATING       CONSOLIDATED
                                                 (PARENT COMPANY)   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS            TOTAL
                                                 ----------------   ------------   ------------    -----------            -----

Revenues.......................................   $                   $ 951,470      $ 394,559      $ (16,875) (c)     $ 1,329,154
Cost of revenues...............................          (2,697)        711,693        274,290        (16,835) (c)         966,451
                                                  -------------   -------------   ------------   ------------        -------------
       Gross profit............................           2,697         239,777        120,269            (40)             362,703

Selling, general and administrative
  expenses.....................................          15,983         182,151        101,369            (37) (c)         299,466
Amortization expense...........................             206           7,585          4,332                              12,123
Operating restructuring costs..................                           7,495          4,700                              12,195
Strategic Restructuring Plan costs.............          96,948             555                                             97,503
                                                  -------------   -------------   ------------   ------------        -------------
       Operating income (loss).................        (110,440)         41,991          9,868             (3)             (58,584)

Interest expense...............................          51,864         (21,581)        17,596                              47,879
Interest income................................             (92)           (528)          (207)                               (827)
Loss on sale of businesses.....................                                          2,536                               2,536
Other (income) expense.........................               4             309         (1,332)                             (1,019)
                                                  -------------   -------------   ------------   ------------        -------------
Income (loss) from continuing operations
  before provision for (benefit from) income
  taxes and extraordinary items................        (162,216)         63,791         (8,725)            (3)            (107,153)
Provision for (benefit from) income taxes......         (49,290)         30,527           (864)            (1) (c)         (19,628)
                                                  -------------   -------------   ------------   ------------        -------------
Income (loss) from continuing operations
  before extraordinary items...................        (112,926)         33,264         (7,861)            (2)             (87,525)
Loss from discontinued operations,
  net of income taxes..........................                                         (1,294)                             (1,294)
                                                  -------------   -------------   ------------   ------------        -------------
Income (loss) before extraordinary items.......        (112,926)         33,264         (9,155)            (2)             (88,819)
Extraordinary items - loss on early
  termination of debt facilities, net of
  income taxes.................................             269                                                                269
                                                  -------------   -------------   ------------    -----------        -------------
Net income (loss)..............................   $    (113,195)  $      33,264      $  (9,155)    $       (2)          $  (89,088)
                                                  =============   =============      =========     ==========        =============




STATEMENTS OF CASH FLOWS

                                                                          FOR THE SIX MONTHS ENDED OCTOBER 23,  1999
                                                 ---------------------------------------------------------------------------------
                                                    US OFFICE                           NON-
                                                 PRODUCTS COMPANY     GUARANTOR      GUARANTOR       CONSOLIDATING    CONSOLIDATED
                                                 (PARENT COMPANY)     SUBSIDIARIES  SUBSIDIARIES      ADJUSTMENTS        TOTAL
                                                 ----------------     ------------  ------------      -----------        -----
Cash flows from operating activities...........    $  (22,434)       $  (13,677)    $  13,866        $                  $ (22,245)
Cash flows from investing activities...........         3,565           (19,829)      (17,794)                            (34,058)
Cash flows from financing activities...........       (28,949)           38,993          (165)                              9,879
Effect of exchange rates on cash and cash
  equivalents..................................                                          (382)                               (382)
                                                   -----------       ----------     ----------       ------------       ----------

Net decrease in cash and cash
 equivalents...................................       (47,818)            5,487        (4,475)                            (46,806)
Cash and cash equivalents at beginning
  of period....................................        48,094             9,281        18,727                              76,102
                                                       ------             -----        ------        ------------          ------
Cash and cash equivalents at end of period.....    $      276        $   14,768     $  14,252        $                  $  29,296
                                                   ==========        ==========     =========        ============       =========

                            US OFFICE PRODUCTS COMPANY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 23, 1999
                (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          FOR THE SIX MONTHS ENDED OCTOBER 24, 1998
                                                 ---------------------------------------------------------------------------------
                                                        US OFFICE                      NON-
                                                 PRODUCTS COMPANY     GUARANTOR      GUARANTOR     CONSOLIDATING      CONSOLIDATED
                                                 (PARENT COMPANY)     SUBSIDIARIES  SUBSIDIARIES    ADJUSTMENTS          TOTAL
                                                 ----------------     ------------  ------------    -----------          -----

Cash flows from operating activities...........   $     (67,460)  $     37,197  $       8,379    $       (56) (d)      $ (21,940)
Cash flows from investing activities...........         (14,525)       (12,499)       (17,494)            56  (d)        (44,462)
Cash flows from  financing activities..........          67,276        (33,230)        12,138                             46,184
Effect of exchange rates on cash and cash
  equivalents..................................                                           200                                200
Cash used in discontinued operations...........                                       (12,518)                           (12,518)
                                                         ------        -------         ------    ------------             ------
Net decrease in cash and cash equivalents......         (14,709)        (8,532)        (9,295)                           (32,536)
Cash and cash equivalents at beginning
  of period....................................          19,684         15,743         16,594                             52,021
                                                         ------         ------         ------    ------------             ------
Cash and cash equivalents at end of period.....   $       4,975   $      7,211    $     7,299    $                     $  19,485
                                                  =============   ==============  ===========    ============          ==========


   The "US Office Products Company (Parent Company)" column in the foregoing condensed consolidating financial information reflects equity method accounting for the Company's investment in subsidiaries.

         Consolidating adjustments to the condensed consolidating balance sheets include the following:

         (a) Elimination of investments in subsidiaries.

         (b) Elimination of intercompany profit in inventory and property and equipment.

         Consolidating adjustments to the condensed consolidating statements of operations include the following:

         (c) Elimination of intercompany sales.

         Consolidating adjustments to the condensed consolidating statements of cash flows include the following:

         (d) Elimination of intercompany profits.


NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

   In the first quarter of fiscal 2000, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 had no impact on the results of operations or financial position of the Company.


NOTE 9 - SUBSEQUENT EVENTS

   Subsequent to October 23, 1999, the Company completed the sale of two businesses for aggregate consideration of approximately $35,000 in cash. The Company anticipates an aggregate gain of approximately $15,000 on these divestitures.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND," "MAY," "WILL," "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THE FOLLOWING:

- THE COMPANY'S ABILITY TO IMPLEMENT ITS NEW BUSINESS STRATEGY, INCLUDING:

         - ITS ABILITY TO CONSOLIDATE FACILITIES AND INTEGRATE SYSTEMS ON A TIMELY AND COST-EFFECTIVE BASIS

         - THE EFFECTIVENESS OF ACCELERATED CHANGE PROGRAMS TO INCREASE REVENUES, MARGINS, AND CASH FLOW, TO REDUCE COSTS, TO IMPROVE THE PERFORMANCE OF UNDERPERFORMING BUSINESS UNITS, AND TO SELL TO LARGER CUSTOMERS

         - THE POTENTIALLY DISRUPTIVE IMPACT OF IT SYSTEMS CONVERSIONS AND OTHER ACCELERATED CHANGE PROGRAMS ON SALES AND CUSTOMER SERVICE ACTIVITIES

         - THE DEVELOPMENT OF E-COMMERCE STRATEGIES

- THE COMPANY'S HIGH LEVEL OF DEBT

- THE IMPACT OF INCREASES IN INTEREST RATES

- CHALLENGES OF COMBINING ACQUIRED BUSINESSES

- THE IMPACT OF CHANGES IN THE EXCHANGE RATES FOR THE NEW ZEALAND AND AUSTRALIAN DOLLARS

- THE IMPACT OF COMPETITION FROM NATIONAL, REGIONAL AND LOCAL COMPETITORS, COMPETITIVE PRESSURES FROM CUSTOMERS, AND THE SUCCESS OF THE COMPANY'S LARGE ACCOUNT INITIATIVES

- THE IMPACT OF COMPETITION ON THE INTERNET

- THE COMPANY'S ABILITY TO SELL NON-CORE OPERATIONS AT REASONABLE PRICES

- CHALLENGES OF ONGOING LITIGATION

- UNCERTAINTY ATTENDANT TO MANAGING FOREIGN OPERATIONS

- ABILITY TO EXPLOIT A SIGNIFICANT TECHNOLOGY UPGRADE BY MBE

- POTENTIAL LIABILITY FOR COSTS ARISING FROM 1998 SPIN-OFFS

- RECENT CHANGES IN MANAGEMENT

     PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 24, 1999 FOR A DISCUSSION OF THESE AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE

DISCUSSED BY THESE FORWARD-LOOKING STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

INTRODUCTION

     The following discussion should be read in conjunction with the consolidated financial statements, including the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements for the fiscal year ended April 24, 1999, including the related notes thereto, included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on July 22, 1999.

     Since the completion of the Strategic Restructuring Plan, (see Note 1 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), the Company has focused on operational improvements. The Company significantly reduced its acquisition activity early in fiscal 1999 and later suspended all acquisitions. During the current fiscal year, the Company has begun to pursue additional selected, strategic acquisition opportunities, and it completed one acquisition during the second fiscal quarter. As a result of the focus on operational improvements, the Company reorganized the structure of its North American businesses effective at the beginning of fiscal 2000. In prior years, these businesses were organized into a series of geographic regions and districts, all operated within a single management structure as part of the North American Office Products Group. Under the new structure, the Company has separated these businesses into three lines of business, North American office supplies (desktop accessories, writing instruments, paper products, computer consumables, business machines, catalog furniture and coffee services), North American office furniture (middle-market and contract furniture), and North American vending services, with each group having a distinct management team. Toward the end of the second fiscal quarter, the Company moved management responsibility for the majority of its office coffee operations from its supplies unit to its vending unit. The Company's North American office coffee and vending businesses are now being operated under the USRefresh-TM- name. The Company also separately manages a series of non-core businesses (typically being considered for disposition). The Company's other businesses include Mail Boxes Etc. ("MBE"), the world's largest franchisor of retail business, communications, and postal service centers, and the Blue Star Group, which includes a group of operating companies that include business supplies, business solutions (technology products and services), print, and consumer retailing businesses. The Company also owns a 49% equity interest in Dudley Stationery Limited ("Dudley"), a U.K. contract stationer.

     The increased interest expense resulting from the increased debt levels associated with the Strategic Restructuring Plan has significantly reduced the Company's reported earnings in fiscal 1999 and the first six months of fiscal 2000. Rather than net income and net income per share, management believes that a more meaningful indication of the Company's performance is cash flow from operations and earnings from continuing operations before interest expense, benefit from income taxes, depreciation expense, amortization expense, operating restructuring costs, Strategic Restructuring Plan costs, unrealized foreign currency transaction loss, loss on sale of businesses, other (income) expense and extraordinary items ("EBITDA"). EBITDA is provided because it is a measure commonly used by analysts and investors to determine a company's ability to incur and service its debt. EBITDA is not a measurement of performance under GAAP and should not be considered an alternative to net income (loss) as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

OPERATING REVENUES AND EXPENSES

     The Company derives revenues primarily from the sale of a wide variety of office supplies and other office products, office furniture, office coffee service and related products, and vending products and services to corporate customers. MBE derives revenues primarily from royalties and marketing fees, franchise fees and the sale of supplies and equipment to MBE centers.

     Cost of revenues represents the purchase price for a wide variety of office supplies and other office products, office furniture, office coffee services and related products, and vending products and services and includes occupancy, delivery and certain depreciation costs. Rebates and discounts on inventory reduce these costs when such inventory is sold. MBE's cost of revenues represents primarily franchise operation expenses and the cost of supplies and equipment sold to MBE centers.

     Selling, general and administrative expenses represent product marketing and selling costs, customer service, product and furniture design costs, warehouse costs, and other administrative expenses.

FACTORS AFFECTING COMPARABILITY

     Certain factors should be considered in comparing the Company's financial condition and results of operations in fiscal 2000 to those in fiscal 1999.

ACQUISITIONS AND DIVESTITURES

     The Company completed 22 business combinations during fiscal 1999, all of which were accounted for under the purchase method. In addition, the Company completed seven business divestitures or closures during fiscal 1999. In the first six months of fiscal 2000, the Company completed one acquisition and five business divestitures. The Company expects to complete additional business divestitures during fiscal 2000 and expects to pursue selected acquisition opportunities that complement its existing businesses.

FOREIGN CURRENCY EXCHANGE RATES

     Approximately one-third of the Company's revenues are generated by its operations in New Zealand and Australia. Fluctuations in the exchange rates for the New Zealand and Australian dollars affect the Company's results.

ACCELERATED CHANGE ACTIVITIES

     During the second half of fiscal 1999, the Company organized a series of Accelerated Change Teams ("ACTs") to realize many of its cost reduction and revenue enhancement strategies on an accelerated basis. ACTs are teams of employees (in some cases assisted by outside consultants) dedicated to driving fundamental business process changes throughout the Company's business units. The ACTs provide functional experts focused by initiative, enabling business unit managers to focus on sales, customer service, and overall productivity issues. Core ACT initiatives focus on the Company's supply chain, including the consolidation of facilities and support functions and the implementation of enhanced pricing strategies and inventory management tools. The Company also formed an ACT focused solely on reducing working capital to improve overall asset utilization. The ACTs began to implement many of their programs toward the end of the fourth quarter of fiscal 1999, and they have made progress during the first two quarters of fiscal 2000. The Company expects to begin to see the benefits of these initiatives during the second half of fiscal 2000, although there can be no assurance that these strategies will be successful or will have a positive effect within the anticipated timeframe.

     As predicted by the Company's public disclosures made at the end of fiscal 1999, the expenses associated with the Company's accelerated change programs have had a negative effect on its results during the first two quarters of fiscal 2000. These expenses consist primarily of additional selling, general, and administrative expenses related to outside resources to refine the Company's financial and operating change management strategies. See "- Consolidated Results of Operations." The Company also has significantly increased spending on information technology and e-commerce activities. In addition, the Company expects that over the near term these initiatives will continue to produce short-term costs that will offset all or a part of expected reductions in overall expense levels.

Accelerated implementation of the changes also may result in additional charges including severance costs, facility closure costs, and write-downs or write-offs of goodwill and other assets.

     As part of its accelerated change process, the Company has implemented a "fix, sell, or close" strategy. This strategy includes two basic components:
(1) Non-core businesses that the Company intends to sell are identified, placed into an active disposition process, and managed separately from the Company's core businesses until the disposition is completed; and (2) the Company assigns dedicated groups of employees (sometimes assisted by outside consultants) to improve the performance of underperforming core businesses, often involving the intensive application of various ACT initiatives. Where the Company decides that an underperforming unit cannot be brought to an acceptable level of performance within a reasonable time and with an efficient level of investment, that unit may be sold or closed. In the Company's core North American office supplies business, the Company believes that this strategy is having a positive effect on revenues, gross margin and/or costs, although the period of disruption to sales and operational activities at locations undergoing accelerated change activities is significant. Business units accounting for approximately 85% of the total office supplies revenues in North America had completed significant information systems and facility consolidation activities (and some management changes) by the end of the second fiscal quarter. Approximately half of this group of business units completed these activities during the second fiscal quarter. In general, locations that have been through these changes for more than 90 days are reporting improved performance, on average. Locations that have only recently completed these changes are reporting widely disparate levels of performance. Based on increasing experience with the impact of its ACT initiatives, the Company believes that it takes its a business unit an average of at least 90 days to recover from the disruption to sales and operational activities that occurs during the period of the most intensive ACT initiatives. The Company's strategy is to get its business units through the most disruptive aspects of the accelerated change process quickly (at a cost of near-term negative effects on overall results), to accelerate the opportunity for substantial performance improvement. There can be no assurance that results to date with ACT initiatives are indicative of future results, that subsequent ACT programs or other business or competitive events will not affect the future performance of the Company's business units, or that near-term benefits of ACT initiatives will be sustainable.

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


CONSOLIDATED RESULTS OF OPERATIONS

     THREE MONTHS ENDED OCTOBER 23, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 24, 1998

     Revenues decreased 5.1%, from $677.2 million for the three months ended October 24, 1998, to $642.5 million for the three months ended October 23, 1999. The decrease in revenues was due primarily to the anticipated residual effect of the loss of a number of large office supply accounts in North America during fiscal 1999, sales force and customer service turnover in certain locations, a decline in furniture revenue primarily from transitions in our product offering, and the disposal or closure of twelve businesses subsequent to the first quarter of fiscal 1999. The decrease was partially offset by the inclusion of revenues from 12 companies acquired in business combinations accounted for under the purchase method after the beginning of the second quarter of fiscal 1999 (the "2Q Purchased Companies"). On a pro forma basis, adjusted for the fluctuation in the New Zealand and Australian dollars, revenues decreased 1.6%.

      Since the beginning of the 1999 calendar year, the Company has devoted substantial additional personnel and resources to the development of focused sales and service initiatives for larger regional and national customers. The Company believes that these initiatives have had positive results. Since January 1999, the Company has annualized revenue gains equal to almost twice the annualized revenue lost in the large account segment (which the Company defines as accounts purchasing at least $180,000 per year from the Company). In view of the highly competitive nature of this customer segment, there can be no assurance that the Company will continue to be able to gain market share in the large account segment or that such business can be maintained on a profitable basis.

     Gross profit decreased 3.2%, from $185.0 million for the three months ended October 24, 1998, to $179.1 million for the three months ended October 23, 1999. The decrease in gross profit is directly related to the decrease in revenues. As a percentage of revenues, gross profit increased from 27.3% for the three months ended October 24, 1998, to 27.9% for the three months ended October 23, 1999. The increase in gross profit as a percentage of revenues is primarily the result of the disposal or closure of certain lower margin businesses since the beginning of the second quarter of fiscal 1999.

     Selling, general and administrative expenses increased 6.7%, from $150.7 million for the three months ended October 24, 1998, to $160.8 million for the three months ended October 23, 1999. Selling, general and administrative expenses as a percentage of revenues increased from 22.2% for the three months ended October 24, 1998, to 25.0% for the three months ended October 23, 1999. The increase in selling, general and administrative expenses was due to several factors, including (i) outside consulting fees of approximately $3.8 million associated with the Company's ACTs (See "- Introduction" for a discussion of ACTs); (ii) information technology initiatives of approximately $2.1 million at MBE related to the roll-out of a national point-of-sale system, a customer data warehouse and a satellite communication system; (iii) approximately $1.1 million related to the Company's e-commerce initiatives in North America; and (iv) other costs related to the internal information technology group and strengthening of the Company's management team. The outside consulting fees of $3.8 million and information technology initiatives at MBE of $2.1 million qualify as non-recurring charges under the terms of the Company's bank credit agreement.

     The Company recorded operating restructuring costs of $3.5 and $5.2 million during the three months ended October 24, 1998, and October 23, 1999, respectively, related to the approval and commencement of restructuring plans at a limited number of operating locations. These plans relate primarily to the consolidation of facilities and job functions, which include the costs of exiting such facilities and severance to employees who have been notified that their jobs will be eliminated. The Company is continuing to develop and review additional plans and expects to record additional operating restructuring-related costs in the future.

     Interest expense, net of interest income, decreased 3.9%, from $28.5 million for the three months ended October 24, 1998, to $27.4 million for the three months ended October 23, 1999. This decrease is due primarily to the lower average level of outstanding borrowings during this year's second fiscal quarter as compared to last year's second quarter.

     The Company recorded an unrealized foreign currency transaction loss of $12.2 million during the three months ended October 23, 1999. This loss represents the impact of the devaluation of the New Zealand dollar on approximately $443 million of USD denominated intercompany loans and the related accrued interest to the Blue Star Group. The New Zealand dollar declined from approximately USD $.531 at July 24, 1999 to approximately USD $.515 at October 23, 1999. The recognition of the loss in the statement of operations is the result of a change in accounting policy related to such loans effective the beginning of fiscal 2000. During fiscal 1999, the Company considered its intercompany loans to the Blue Star Group to be permanent in nature and, therefore, the unrealized currency transaction gains and losses related to the intercompany loans were recorded as a component of stockholders' equity on the balance sheet. Effective April 25, 1999, the Company changed its perspective on the Blue Star Group operations and no longer considers the intercompany loans to be permanent in nature. Accordingly, the Company has recorded the unrealized foreign currency transaction loss related to its intercompany loans with the Blue Star Group as a component of the loss from continuing operations in the statement of operations for fiscal 2000.

     The Company recorded $3.1 million of losses on the sale of two businesses in North America in the three months ended October 23, 1999. In the three months ended October 24, 1998, the Company recognized a $2.5 million loss on the sale of a business in New Zealand.

     Other (income) expense decreased from income of $0.6 million for the three months ended October 24, 1998, to expense of $1.1 million for the three months ended October 23, 1999. Other (income) expense includes the Company's 49% equity interest in the net income (loss) of Dudley and miscellaneous other income and expense items. The decrease of $1.7 million is due primarily to the Company's share of Dudley's reported net loss of approximately $0.8 million for the three months ended October 23, 1999, compared to the Company's share of Dudley's reported net income of approximately $0.8 million for the three months ended October 24, 1998. The loss reported by Dudley during the three months ended October 23, 1999, is attributable to the start-up activities associated with the new national distribution facility in London, which has experienced reduced customer service levels resulting in lost revenues and increased operating costs during the start-up period. Dudley's revenues have declined significantly during this start-up period. With service levels having now recovered to its traditionally high level, Dudley has launched an aggressive new sales growth program. There can be no assurance that the new sales efforts will be successful.

     Benefit from income taxes increased from $1.7 million for the three months ended October 24, 1998, to $9.4 million for the three months ended October 23, 1999, reflecting effective income tax benefit rates of 30.1% and 25.6%, respectively. The increase in the income tax benefit is primarily the result of the increase in the loss from continuing operations before benefit from income taxes and extraordinary items of $5.7 million for the three months ended October 24, 1998, to $36.9 million for the three months ended October 23, 1999. The benefit from income taxes for the three months ended October 23, 1999, reflects the recording of a tax benefit at the federal statutory rate of 35%, plus appropriate adjustments for state, local and foreign taxes. In addition, the effective income tax benefit rate was reduced to reflect the incurrence of non-deductible expenses, which consisted primarily of goodwill amortization expense.

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

     SIX MONTHS ENDED OCTOBER 23, 1999 COMPARED TO SIX MONTHS ENDED OCTOBER 24, 1998

     Revenues decreased 4.6% from $1,329.2 million for the six months ended October 24, 1998 to $1,268.0 million for the six months ended October 23, 1999. The decrease in revenues was primarily due to the residual effect of the loss of a number of large office supply accounts in North America during fiscal 1999, sales force and customer service turnover in certain locations, a decline in furniture revenue primarily from transitions in our product offerings, and the disposal or closure of twelve businesses subsequent to the beginning of the first quarter of fiscal 1999. The decrease was partially offset by the inclusion of revenues from 23 companies acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of fiscal 1999 (the "Purchased Companies"). On a pro forma basis, adjusted for the fluctuation in the New Zealand and Australian dollars, revenues decreased 2.0%.

     Gross profit decreased 2.4% from $362.7 million for the six months ended October 24, 1998 to $353.9 million for the three months ended October 23, 1999. The decrease in gross profit is directly related to the decrease in revenues. As a percentage of revenues, gross profit increased from 27.3% for the six months ended October 24,

1998 to 27.9% for the six months ended October 23, 1999. The increase in gross profit as a percentage of revenues is primarily the result of the disposal or closure of certain lower margin businesses since the beginning of the first quarter of fiscal 1999.

     Selling, general and administrative expenses increased 6.7% from $299.5 million for the six months ended October 24, 1998 to $319.4 million for the six months ended October 23, 1999. Selling, general and administrative expenses as a percentage of revenues increased from 22.5% for the six months ended October 24, 1998 to 25.2% for the six months ended October 23, 1999. The increase in selling, general and administrative expenses was due to several factors, including (i) outside consulting fees of approximately $6.8 million associated with the Company's ACTs (See "-Introduction" for a discussion of ACTs); (ii) information technology initiatives of approximately $4.2 million at MBE related to the roll-out of a national point of sale system, a customer data warehouse and a satellite communication system; (iii) approximately $2.1 million related to the Company's e-commerce initiatives in North America; and (iv) other costs related to the internal information technology group and strengthening of the Company's management team. The outside consulting fees of $6.8 million and information technology initiatives at MBE of $4.2 million qualify as non-recurring charges under the terms of the Company's bank credit agreement.

     The Company recorded operating restructuring costs of $12.2 million and $7.1 million during the six months ended October 24, 1998, and October 23, 1999, respectively related to the approval and commencement of restructuring plans at a limited number of operating locations.

     In conjunction with the completion of the Strategic Restructuring Plan, the Company incurred non-recurring costs from continuing operations of approximately $97.5 million during the six months ended October 24, 1998, $70.4 million of which were non-cash. In addition, approximately $11.7 million in such costs were incurred by the Spin-Off Companies and were included in the results of discontinued operations. The Strategic Restructuring Plan costs related to continuing operations consisted of: (i) compensation expense of approximately $50.8 million ($49.9 million of which was non-cash) related to the difference between the exercise prices of employee stock options underlying shares that were accepted in the Company's equity tender offer and the purchase price of such shares in the equity tender offer; (ii) professional fees (including accounting, legal, investment banking and printing fees) of approximately $26.2 million; and (iii) a non-cash expense of approximately $20.5 million resulting from the issuance of incremental shares of common stock related to the temporary, effective reduction in the conversion price of the Company's 5 1/2% convertible subordinated notes due 2001 (the "2001 Notes"), which the Company made as part of an exchange offer for the 2001 Notes.

     Interest expense, net of interest income, increased 14.9% from $47.1 million for the six months ended October 24, 1998, to $54.1 million for the six months ended October 23, 1999. This increase is due primarily to the timing of the completion of the Strategic Restructuring Plan and the related financing transactions (see Note 1 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), which resulted in a significant increase in both the amount of debt outstanding and the average interest rate related to such debt. Because these transactions occurred in June 1998, interest expense related to the increased debt and higher interest rates was reflected for only approximately three-fourths of the six month period ended October 24, 1998 and was reflected for the entire six-month period ended October 23,1999.

     The Company recorded an unrealized foreign currency transaction loss of $25.8 million during the six months ended October 23, 1999. This loss represents the impact of the devaluation of the New Zealand dollar on approximately $400 million of USD denominated intercompany loans to the Blue Star Group. The New Zealand dollar declined from approximately USD $.551 at April 24, 1999 to approximately USD $.515 at October 23, 1999.

     The Company recorded $4.0 million of losses on the sale of four businesses in North America and the disposal of various real estate in New Zealand during the six months ended October 23, 1999. In the six months ended October 24, 1998, the Company recognized a $2.5 million loss on the sale of one business in New Zealand.

     Other (income) expense decreased from income of $1.0 million for the six months ended October 24, 1998, to expense of $2.6 million for the six months ended October 23, 1999. The decrease of $3.6 million is due primarily to the Company's share of Dudley's reported net loss of approximately $1.8 million for the six months ended October 23, 1999, compared to the Company's share of Dudley's reported net income of approximately $1.6 million for the six months ended October 24, 1998.

     Benefit from income taxes decreased from $19.6 million for the six months ended October 24, 1998, to $16.3 million, reflecting effective income tax benefit rates of 18.3% and 22.9%, respectively. The decrease in the income tax benefit is primarily the result of the decrease in the loss from continuing operations before benefit from income taxes and extraordinary items from $107.2 million for the six months ended October 24, 1998, to $71.3 million for the six months ended October 23, 1999. The benefit from income taxes for the six months ended October 23, 1999, reflects the recording of a tax benefit at the federal statutory rate of 35.0%, plus appropriate adjustments for state, local and foreign taxes. In addition, the effective income tax benefit rate was reduced to reflect the incurrence of non-deductible expenses, which consisted primarily of goodwill amortization expense.

     The benefit from income taxes for the six months ended October 24, 1998, reflects the net impact of (i) an income tax provision of 65.0% on the results from continuing operations, excluding the aggregate $106.2 million of Strategic Restructuring Plan costs and operating restructuring costs; and (ii) an income tax benefit on approximately half of the aggregate $106.2 million of Strategic Restructuring Plan costs ($97.5 million) and operating restructuring costs ($8.7 million), as the Company believes that approximately half of such costs will be deductible for income tax purposes. The 65.0% effective tax rate discussed above reflects the recording of an income tax provision at the federal statutory rate of 35.0%, plus appropriate adjustments for state, local and foreign taxes. The effective income tax rate was also increased to reflect the incurrence of non-deductible expenses, which consisted primarily of goodwill amortization expense.

     Loss from discontinued operations totaled $1.3 million for the six months ended October 24, 1998. See Note 2 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

     The extraordinary loss, net of income taxes, of $269,000 during the six months ended October 24, 1998, represents the aggregate of several extraordinary items, all of which involve indebtedness that the Company either repaid or converted into equity in connection with the Strategic Restructuring Plan and the related financing transactions. The primary components of this extraordinary loss are: (i) the pre-tax non-cash write-offs of $5.2 million, $4.7 million and $2.9 million of debt issue costs incurred in conjunction with the issuance of the Company's 5 1/2% convertible subordinated notes due 2003 (the "2003 Notes"), the former credit facility and the issuance of the 2001 Notes, respectively; and
(ii) a pre-tax gain of $12.2 million related to the early extinguishment of $222.2 million of 2003 Notes at a purchase price of 94.5% of the principal amount.

BUSINESS SEGMENT RESULTS OF OPERATIONS

     The following compares revenues and EBITDA (as defined in "Introduction") for each of the Company's reportable business segments. For a definition of each of the reportable business segments, see Note 6 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

THREE MONTHS ENDED OCTOBER 23, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 24, 1998

     NORTH AMERICAN OFFICE SUPPLIES - Revenues for the three months ended October 23, 1999 decreased 1.8% on a historical basis and 2.8% on a pro forma basis versus the three months ended October 24, 1998. The decreases in revenues are due primarily to the impact of the anticipated residual effect of the loss of a number of large office supply accounts during fiscal 1999, as well as sales force and customer service turnover in certain locations. EBITDA for the three months ended October 23, 1999 increased 1.3% on a historical basis versus the three months ended October 24, 1998.

     NORTH AMERICAN OFFICE FURNITURE - Revenues for the three months ended October 23, 1999 decreased 9.8% on a historical basis and 6.4% on a pro forma basis versus the three months ended October 24, 1998. The decreases in revenues are due primarily to disruptions to sales efforts related to the transition of certain furniture locations to new product lines or new organizational or managerial structures. The sale of a furniture business in the three months ended October 23, 1999 also contributed to the decline in revenues on a historical basis. EBITDA for the three months ended October 23, 1999 increased 8.2% on a historical basis versus the three months ended October 24, 1998. The significant increase in EBITDA was driven primarily by the decline in selling, general and administrative costs for the three months ended October 23, 1999 versus the three months ended October 24, 1998. In addition, the improved performance of certain underperforming locations over the same period last year contributed to the increase in EBITDA.

     OTHER NORTH AMERICAN OPERATIONS - Revenues for the three months ended October 23, 1999 decreased 22.4% on a historical basis versus the three months ended October 24, 1998. The decrease in historical revenues is primarily the result of the sale of a non-core business with aggregate annual revenues of approximately $22.5 million during the quarter. On a pro forma basis, revenues for the three months ended October 23, 1999 increased 2.6% due primarily to an increase in office coffee services revenues. EBITDA for the three months ended October 23, 1999 decreased $8.8 million on a historical basis versus the three months ended October 24, 1998. The decline in EBITDA is due primarily to the sale of a non-core business and costs associated with (i) the addition of internal and external resources to assist the Company's ACTs implement initiatives, which have not been allocated to the office supplies and furniture groups, and (ii) the development and implementation of an e-commerce strategy for the Company.

     MBE - Revenues for the three months ended October 23, 1999 increased 11.0% on both a historical and pro forma basis versus the three months ended October 24, 1998. The increase in revenues is primarily due to growth in royalties and the sale of products and equipment to franchisees, as MBE continues to grow the number of MBE franchised centers open around the world. EBITDA for the three months ended October 23, 1999 decreased approximately $1.6 million, or 29.2%, versus the three months ended October 24, 1998. This decline is the result of the costs associated with the roll-out of MBE's information technology initiatives, which totaled $2.1 million during the three months ended October 23, 1999, partially offset by the impact of increased revenues. MBE's information technology initiatives include the roll-out of a national point of sale system and a satellite communication system to its domestic franchisees and the development of a customer data warehouse.

     BLUE STAR GROUP - Revenues for the three months ended October 23, 1999 decreased 1.2% on a historical basis and increased 0.5% on a pro forma currency adjusted basis versus the three months ended October 24, 1998. EBITDA for the three months ended October 23, 1999 decreased 21.6% on a historical basis and declined 25.4% on a pro forma currency adjusted basis versus the three months ended October 24, 1998, due primarily to the Company's underperforming Australian and New Zealand office supply operations and the New Zealand retail operations.

     CORPORATE - EBITDA for the three months ended October 23, 1999 decreased approximately $1.0 million versus the three months ended October 24, 1998. The decrease is primarily the result of an overall higher level of general and administrative costs, as the Company has expanded and strengthened its corporate management team.

     SIX MONTHS ENDED OCTOBER 23, 1999 COMPARED TO SIX MONTHS ENDED OCTOBER 24, 1998

     NORTH AMERICAN OFFICE SUPPLIES - Revenues for the six months ended October 23, 1999 decreased 1.9% on a historical basis and 3.0% on a pro forma basis versus the six months ended October 24, 1998. The decreases in revenues are due primarily to the impact of the anticipated residual effect of the loss of a number of large office supply accounts during fiscal 1999, as well as sales force and customer service turnover in certain locations. EBITDA for the six months ended October 23, 1999 increased 2.0% on a historical basis versus the six months ended October 24, 1998.

     NORTH AMERICAN OFFICE FURNITURE - Revenues for the six months ended October 23, 1999 decreased 12.4% on a historical basis and 11.7% on a pro forma basis versus the six months ended October 24, 1998. The decreases in revenues are due primarily to the uneven timing of contract furniture projects and disruptions to sales efforts related to the transition of certain furniture locations to new product lines or new organizational or managerial structures. The sale of a furniture business in the three months ended October 23, 1999 also contributed to the decline in revenues on a historical basis. EBITDA for the six months ended October 23, 1999 decreased $1.9 million, or 18.2%, on a historical basis, versus the six months ended October 24, 1998. The significant decrease in EBITDA was driven primarily by the decline in revenues, offset by a decrease in selling, general and administrative costs and improved performance of previously underperforming locations.

     OTHER NORTH AMERICAN OPERATIONS - Revenues for the six months ended October 23, 1999 decreased 19.6% on a historical basis and 0.3% on a pro forma basis versus the six months ended October 24, 1998. The decrease in historical revenues is primarily the result of the sale of three non-core businesses with aggregate annual revenues of approximately $52.5 million during the six months ended October 23, 1999. EBITDA for the six months ended October 23, 1999 decreased $14.3 million versus the six months ended October 24, 1998. The decline in EBITDA is due primarily to the sale of the three non-core businesses and the costs associated with (i) the addition of internal and external resources to assist the Company's ACTs implement initiatives, which have not been allocated to the office supplies and furniture groups, and (ii) the development and implementation of an e-commerce strategy for the Company.

     MBE - Revenues for the six months ended October 23, 1999 increased 13.1% on both a historical and pro forma basis versus the six months ended October 24, 1998. The increase in revenues is primarily due to growth in royalties and the sale of products and equipment to franchisees, as MBE continues to grow the number of MBE franchised centers open around the world. EBITDA for the six months ended October 23, 1999 decreased approximately $3.1 million, or 30.2%, versus the six months ended October 24, 1998. This decline is the result of the costs associated with the roll-out of MBE's information technology initiatives, which totaled $4.2 million during the six months ended October 23, 1999, partially offset by the impact of increased revenues.

     BLUE STAR GROUP - Revenues for the six months ended October 23, 1999 increased 0.7% on a historical basis and increased 3.1% on a pro forma currency adjusted basis versus the six months ended October 24, 1998. The increase in pro forma currency adjusted revenues is due primarily to sales growth in the print and consumer retailing divisions. EBITDA for the six months ended October 23, 1999 decreased 10.0% on a historical basis and declined 14.6% on a pro forma currency adjusted basis versus the six months ended October 24, 1998, due primarily to the Company's underperforming Australian and New Zealand office supply operations and the New Zealand retail operations.

     CORPORATE - EBITDA for the six months ended October 23, 1999 decreased approximately $3.6 million versus the six months ended October 24, 1998. The decrease is primarily the result of an overall higher level of general and administrative costs, as the Company has expanded and strengthened its corporate management team.

LIQUIDITY AND CAPITAL RESOURCES

     CASH AND WORKING CAPITAL

     At October 23, 1999, the Company had cash of $29.3 million. Cash decreased $46.8 million from $76.1 million at April 24, 1999 due primarily to the payment of $52.8 million in interest, $35.6 million of net capital expenditures, $9.3 million to acquire a business and the repayment of $11.0 million of debt, offset by $20.2 million in borrowings, $17.4 million in income tax refunds, and $13.6 million in proceeds from sales of businesses and real estate.

     At October 23, 1999, the Company had working capital of $305.5 million. Working capital decreased $53.4 million from $358.9 million at April 24, 1999. The decrease in working capital was primarily the result of short-term borrowings, accounts payable management, and the receipt of an income tax refund in the second quarter of fiscal 2000.

     LONG-TERM DEBT

     The Company's credit facility (the "Credit Facility") provides for an aggregate principal amount of $1,025.0 million, consisting of (i) a seven-year multi-draw term loan facility totaling $50.0 million, (ii) a seven-year revolving credit facility totaling $200.0 million, (iii) a seven-year term loan facility totaling $100.0 million, and (iv) an eight-year term loan facility totaling $675.0 million. See Note 1 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In connection with the completion of the Strategic Restructuring Plan and the related financing transactions, the Company borrowed the full amount of the two single-draw term loan facilities. Interest rates on borrowings bear interest, at the Company's option, at the lending bank's base rate plus an applicable margin of up to 1.50%, or a eurodollar rate plus an applicable margin of up to 2.50%. The Company's obligations under the Credit Facility are guaranteed by its present domestic subsidiaries; future material domestic subsidiaries will also be required to guarantee these obligations. The Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries; future material domestic subsidiaries also will be required to pledge their assets as collateral. The Company is required to enter into arrangements to ensure that the effective interest rate paid by the Company on at least 50% of the aggregate amount outstanding under the Credit Facility and the Company's 9 3/4% senior subordinated notes due 2008 (the "2008 Notes") was at a fixed rate of interest. As a result, the Company has entered into interest rate swap arrangements to limit the LIBOR-based interest rate exposure on $500.0 million of the outstanding balance under the Credit Facility to rates ranging from 5.7% to 6.0%. The interest rate swap agreements expire over a period ranging from 2001 to 2003. As a result of these swap agreements (and including the fixed-rate 2008 Notes), the Company has fixed the interest rates on $915.2 million (76.0%) of the total debt outstanding at October 23, 1999. At the Company's current debt levels, a hypothetical 10% increase in the weighted average interest rate would result in approximately $1.3 million, net of taxes, of additional interest expense on an annual basis. Subsequent to October 23, 1999, the 30-day LIBOR-based interest rate has increased 106 basis points.

     At October 23, 1999, the Company had total debt outstanding of $1,204.0 million and had additional borrowing availability of $179.8 million under the revolving credit facility and of $50.0 million under the multi-draw term loan facility. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at October 23, 1999, was approximately $1.6 billion.

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

     In November 1999, the Company's Board of Directors authorized the repurchase of up to $50.0 million principal amount of the 2008 Notes from time to time in privately-negotiated transactions. The Company may from time to time make such repurchases in its discretion, but there can be no assurances as to whether, when or to what extent such repurchases will be made. The Credit Facility allows the the Company to use up to approximately $50.0 million in aggregate to fund one or more of the following: the repurchase of a portion of the 2008 Notes or capital expenditures in excess of annual covenant limits.

     STOCKHOLDERS' EQUITY

         In May 1999, MBE invested $4.0 million to acquire a 17% interest in iShip.com, a provider of web-based shipping solutions. In October 1999, Stamps.com announced an agreement to purchase iShip.com for 8.0 million shares of Stamps.com stock. The transaction is expected to close during the first calendar quarter of 2000. The equity value of MBE's investment in iShip.com, based on the number of Stamps.com shares it would receive in the merger transaction, is approximately $90.0 million as of December 6, 1999. MBE also has the right to earn performance-based warrants for additional shares of Stamps.com stock. Since the Company does not consider its investment in iShip.com to be a trading security, the gain on the transaction will be recorded as other comprehensive income, a component of stockholders' equity. If the Company does liquidate its investment, any resulting gain would be recognized in the consolidated statement of operations.

     FOREIGN CURRENCY

     The New Zealand and Australian dollars weakened against the USD during the three and six month periods ended October 23, 1999. This resulted in an unrealized foreign currency transaction loss of $12.2 million and $25.8 million for the three and six month periods ended October 23, 1999, respectively. See "-Consolidated Results of Operations." If exchange rates continue to decline, the Company will continue to record unrealized foreign currency transaction losses resulting from the further devaluation of the Company's intercompany loans with the Blue Star Group. Subsequent to October 23, 1999, the New Zealand dollar continued to weaken against the USD. As of December 1, 1999, the New Zealand dollar equaled USD $.507 (down from USD $.515 at October 23, 1999).

     As a result of the Company's indebtedness, a portion of the cash flows from the Company's international operations will be required to service debt and interest payments. The Company expects that it may incur additional costs with respect to accessing cash flows from international operations including such items as New Zealand and Australian withholding and other taxes and foreign currency hedging costs.

     CASH FLOWS

     The Company anticipates its cash on hand, cash flows from operations and borrowings available from the Company's Credit Facility will be sufficient to meet its liquidity requirements for its operations, capital expenditures and additional debt service obligations for the remainder of the fiscal year. The Company does not currently anticipate that any future restructuring costs related to the Company's planned cost reduction measures, coupled with the expected effects of such cost reduction measures, would have a material adverse effect on the Company's liquidity or cash flows. See "- Introduction." The Company had net capital expenditures of $35.6 million during the six months ended October 23, 1999, and anticipates additional capital expenditures of approximately $24-$34 million in fiscal 2000. The anticipated capital expenditures will primarily support the Company's information systems development, e-commerce initiatives, and the consolidation of certain administrative functions.

     During the six months ended October 23, 1999, net cash used in operating activities was $22.2 million. This use of cash included the payment of $52.8 million in interest expenses that became payable during the quarter. Net cash used in investing activities was $34.1 million, including $35.6 million used for net additions to property and equipment and $9.3 million used to acquire a business. Net borrowings decreased $8.9 million.

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

YEAR 2000 COMPLIANCE

     The Company is carrying out a process to assess Year 2000 compliance of its systems and the systems of major vendors and third-party service providers, and to remediate any non-compliance of its systems.

     Prior to the Year 2000 readiness project, the Company initiated a common system project for hardware and software systems. As a result of this project, the Company has replaced several systems. The Company has not materially accelerated the replacement of hardware or software systems as a result of Year 2000 performance and/or compliance issues.

     As described below, each of the Company's North American, MBE, Blue Star Group and Dudley operations is performing its own Year 2000 readiness review.


NORTH AMERICAN OPERATIONS

     The Year 2000 compliance process in the Company's North American operations (excluding MBE) involves three phases, as described below.

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

     PHASE THREE--REMEDIATION AND TESTING

     In this phase, the Company is deploying plans for elimination, upgrade, replacement or modification of non-compliant systems, and testing compliance. Verification and testing will continue through December 1999.

     The Company's Trinity system, which is the core information management and processing system for its North American office supplies operations, is Year 2000 compliant. The Company is installing this system throughout its office supplies operations, and it expects to complete its Trinity installation plans for office supplies businesses by the end of 1999. Some North American locations (including those in the furniture, vending, and office coffee businesses) will continue to use operating systems other than Trinity after the end of 1999. Therefore, the Company has assessed the compliance of other systems used by its North American operating subsidiaries. The Company has determined that some of the systems used by its North American subsidiaries were not Year 2000 compliant, but the Company believes these systems have been made compliant without material expense.

     The Company has received compliance statements from approximately 90% of its primary supply vendors. Based on these statements, the Company believes that most supply vendors who have responded are Year 2000 compliant. The Company has identified some vendors as fitting a "concerned" profile due to late compliance dates or because responses indicate some possibility of poor planning. The Company is communicating with each of these vendors to remediate these concerns. Failure of these vendors to reach Year 2000 compliance or remediate prior to the century change is not expected to have a material adverse effect on the Company's performance. With regard to products, the Company cannot warrant Year 2000 compliance for products sold and distributed by the Company and its subsidiaries. Product is procured from vendors and manufacturers' for sale and distribution to our customers. The Company does not believe it would face material liability from non-compliance with respect to these products.

     If the Company fails to achieve Year 2000 compliance in all its systems, the Company could lose the ability to process certain of its customer's orders until compliance is achieved or a means to work around the failure is implemented. The Company's systems are not now uniform across all operations and the Company does not expect uniformity by the end of 1999. Therefore, any failure would not be system wide. The Company believes that in a worst case scenario, at most 20% of its orders would be affected. A failure to fill orders would not, however, necessarily result in a complete loss of the order. An order could be filled through alternative methods within a relatively short period. Nevertheless, any disruption in order fulfillment could result in some loss of revenue. If this disruption is the result of noncompliance that is greater than anticipated, the loss of revenue could be material. The Company is in the process of finalizing contingency plans and anticipates completion by mid-December 1999. The Company's contingency plans include the use of alternative product suppliers, reliance on alternative warehouse and delivery locations and methods within the company (in the case of a local or regional Year 2000 problem), and the use of back-up or alternative communication methods.

     For North America, the Company's assessment and remediation of Year 2000 compliance issues has a budget of less than $1.0 million, and expenses have been less than expected. The Company does not currently expect that future expenses for assessment or remediation will be material.

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

     MBE creates proprietary software ("MBE Software") for its franchisees that are used for a variety of functions to operate an MBE center. Based on MBE's testing, the majority of this software is currently Year 2000 compliant. For the remaining MBE Software, MBE plans either (i) to reprogram or otherwise upgrade such software, or (ii) to no longer support, and no longer require franchisees to purchase and use, such software. MBE expects any reprogramming to be completed by mid-December 1999. MBE does not believe that a failure to complete these upgrades would have a material adverse effect on its franchisees' or MBE's results of operations.

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

     With respect to software and hardware used by MBE's corporate operations, MBE has reported to the Company that some software products used by MBE for certain accounting and database functions, as well as some desktop computers, are not currently Year 2000 compliant. MBE and the providers of this software and hardware are in the process of reprogramming such software and upgrading such hardware and expect to complete this process by early December 1999. MBE expects to be able to bring its software and hardware that are not currently Year 2000 compliant into compliance within budgeted limits and without material expense. MBE does not believe any failure to reprogram or upgrade the software and hardware used by MBE in its corporate operations would have a material adverse effect on MBE.

     Much of MBE's hardware and software depends upon the proper interaction of various hardware, software and services furnished by third parties. While MBE is performing Year 2000 readiness tests on its systems and attempting to obtain statements from its primary vendors, the vast array of combinations of MBE and third-party components (including those provided by franchisees), functions and entry and exit points make it impractical to test every aspect of the systems. MBE is currently evaluating statements from its mission critical vendors to develop contingency plans in the event one or more of such vendors experiences a failure due to Year 2000 non-readiness. MBE currently expects to complete such contingency plans during December 1999. However, any such contingency plans to be developed by MBE will be limited by the fact that there are only a small number of vendors providing shipping and delivery services on a national and worldwide scale; accordingly, alternative means of delivery will be limited in the event one or more of MBE's major vendors experiences a failure due to Year 2000 non-compliance.

     Blue Star's review of compliance is ongoing. Based on reports received to date by the Company from Blue Star, the majority of systems used in New Zealand and Australia are currently Year 2000 compliant, and the Company expects that the majority of non-compliant systems will be Year 2000 compliant by December 31, 1999. Blue Star is continuing to survey its major vendors to determine such vendor's Year 2000 readiness. Some vendors have failed to reply, but key vendors have been identified and Blue Star has obtained assurances, which it believes are reliable, from these vendors where potential exposure was deemed critical.

     Based on reports received to date by the Company from Dudley, there do not appear to be any significant Year 2000 issues at Dudley.

     The Company's review of Year 2000 compliance issues at MBE, Blue Star and Dudley to date has been based on reports received from those operations. While Company personnel speak regularly with employees at MBE, Blue Star, and Dudley about the status and progress of Year 2000 compliance efforts, Company personnel responsible for Year 2000 compliance activities within the Company's North American operations have not conducted their own on-site testing or verification at these other locations. While the Company's level of assurance regarding the compliance of systems at MBE, Blue Star, and Dudley might be higher if it were to conduct such additional on-site reviews to confirm the status of compliance activities, the Company believes, based upon the compliance programs being carried out, the content and thoroughness of regular reports transmitted to the Company, and the involvement of both senior executives and knowledgeable systems professionals in the compliance activities at all of these operations, that the compliance process is being handled in a reasonable and responsible manner. MBE, Blue Star, and Dudley have not segregated their expenses for Year 2000 compliance from other information technology costs, but the Company does not expect these expenses to exceed $4.0 million. MBE, Blue Star and the Company's interest in Dudley represent approximately one-third of the Company's consolidated revenues. If the operations of any of these groups are not materially compliant within a safe time frame, the Company's results of operations could be materially adversely affected.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

     The Company's business is subject to seasonal influences. The Company's historical revenues and profitability in its core office products business have been lower in the first two quarters of its fiscal year, primarily due to the lower level of business activity in North America during the summer months. The revenues and profitability of the Company's operations in New Zealand and Australia and at MBE have generally been higher in the Company's third quarter. As the Company's mix of businesses evolves through future business combinations, these seasonal fluctuations may continue to change. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

     Quarterly results also may be affected by the timing and magnitude of business combinations and divestitures, the timing and magnitude of costs related to such business combinations and divestitures, variations in the prices paid by the Company for the products it sells, the mix of products sold, and general economic conditions. Moreover, the operating margins of companies acquired by the Company may differ substantially from those of the Company, which could contribute to the further fluctuation in its quarterly operating results. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

INFLATION

     The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1999 or the first two quarters of fiscal 2000.

NEW ACCOUNTING PRONOUNCEMENTS

     In the first quarter of fiscal 2000, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 had no impact on the results of operations or financial position of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE RISK

     See the disclosure included in the Company's 1999 Annual Report on Form 10-K. The Company does not believe that the interest rate risk it faces is materially different than at the date of the 1999 Annual Report on Form 10-K.

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company conducts business activities in New Zealand and Australia (related to the Blue Star Group) and Canada (two coffee businesses) and has a 49% equity interest in a business in the United Kingdom. As a result, the Company is exposed to foreign currency exchange rate risk primarily due to its transactions and net assets denominated in New Zealand (NZD), Australian (AUD), and Canadian (CDN) dollars and the Pound Sterling. The Blue Star Group uses foreign currency forward contracts to hedge the impact of adverse fluctuations in the exchange rate on the purchases of goods from overseas markets, as well as on the interest paid related to intercompany debt obligations denominated in U.S. dollars. The Company has not entered into any derivative instruments with respect to the CDN dollar or the Pound Sterling.

     The U.S. dollar is the functional currency for the Company's consolidated results of operations and financial position. For the Company's subsidiaries in New Zealand, Australia and Canada, the functional currency is the NZD, AUD and CDN dollar, respectively. The functional currency of the Company's equity investment in the United Kingdom is the Pound Sterling. The cumulative transaction effects for the subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive loss in consolidated stockholders' equity, with the exception of the Company's U.S. dollar denominated $443 million of intercompany loans and the related accrued interest with the Blue Star Group. The impact of the fluctuation in the NZD and AUD dollars on these intercompany loans is reflected in the recognition of an unrealized foreign currency transaction gain or loss. The effect of a USD $.01 change in the NZD exchange rate would result in the recording of an unrealized foreign currency transaction gain or loss of approximately $8.5 million. In addition, as of October 23, 1999, the stockholders' equity of the Blue Star Group totaled $145.7 million.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Individuals purporting to represent various classes composed of stockholders who purchased shares of US Office Products common stock between June 5, 1997 and November 2, 1998 filed six actions in the United States District Court for the Southern District of New York and four actions in the United States District Court of the District of Columbia in late 1998 and early 1999. Each of the actions named the Company and Jonathan J. Ledecky, the Company's former Chairman and Chief Executive Officer, and, in some cases, Sands Brothers & Co. Ltd. as defendants. The actions claim that the defendants made misstatements, failed to disclose material information, and otherwise violated Sections 10(b) and/or 14 of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder in connection with the Company's Strategic Restructuring Plan. Two of the actions alleged a violation of Sections 11, 12 and/or 15 of the Securities Act of 1933 and/or breach of contract under California law relating to the Company's acquisition of MBE. The actions seek declaratory relief, unspecified money damages and attorney's fees. All of these actions have been consolidated and transferred to the United States District Court for the District of Columbia. A consolidated amended complaint was filed on July 29, 1999, naming the Company and Mr. Ledecky as defendants. The Company intends to vigorously contest this action.

     Sellers of three businesses that the Company acquired in the fall of 1997 and that were spun off in connection with the Company's Strategic Restructuring Plan also have filed complaints in state court in Michigan, the United States District Court for the District of Delaware, and the United States District Court for the District of Connecticut. These lawsuits were filed on January 19, 1999, February 10, 1999 and March 3, 1999, respectively, and name, among others, the Company as a defendant. All three of these cases have been transferred and consolidated for pretrial purposes with the purported class-action pending in the United States District Court for the District of Columbia. Sellers of two other businesses acquired in October 1997 and December 1997 that were not spun off by the Company have also filed complaints in state court in Kentucky and state court in Indiana in which the Company is named as defendant. Those complaints were filed on or about September 2, 1999, and September 30, 1999. The Company removed both lawsuits to federal district court, and the Company has sought to have both cases transferred and consolidated with the cases pending in the United States District Court for the District of Columbia. Each of these disputes generally relates to events surrounding the Strategic Restructuring Plan, and the complaints that have been filed assert claims of violation of federal and/or state securities and other laws, fraud, misrepresentation, conspiracy, breach of contract, negligence, and/or breach of fiduciary duty. The Company believes that some of these claims may be subject to indemnification, at least in part, under the terms of the distribution agreement that was executed in connection with the Strategic Restructuring Plan between the Company and the companies that were spun off in the Strategic Restructuring Plan. The Company intends to vigorously contest these actions.

     In October 1999, the United States District Court for the District of Columbia ordered that the parties in all of the cases before it engage in mediation, and "administratively closed" the cases that had been consolidated until completion of the mediation process. Mediation sessions are to take place in December 1999 and January 2000 and possibly thereafter. If the cases are not settled by mediation, the cases will be reopened with the court.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of the Company's stockholders was held on August 31, 1999. All nominees for Director were elected pursuant to the following votes:


                                                     Authority              Broker
Nominee                             For              Withheld              Non-Votes
-------                             ---              --------              ---------
Charles P. Pieper                    32,856,402       545,582               0
Kevin J. Conway                      32,846,012       555,972               0
Frank P. Doyle                       32,846,098       555,886               0
Brian D. Finn                        32,868,402       533,582               0
L. Dennis Kozlowski                  32,868,402       533,582               0
Milton H. Kuyers                     32,868,402       533,582               0
Allon H. Lefever                     32,868,402       533,582               0
Edward J. Mathias                    32,858,102       543,582               0


     The stockholders approved the 1999 Employee Stock Purchase Plan, pursuant to the following votes:


                                                                           Broker
                       For                Against          Abstain         Non-Votes
                       ---                -------          -------         ---------
                        32,281,722         1,070,782        49,479          0



The stockholders ratified the Board of Directors' selection of PricewaterhouseCoopers LLP as the Company's independent accountants to audit the Company's consolidated financial statements for the fiscal year ending April 29, 2000, pursuant to the following votes:



                                                                           Broker
                       For                Against          Abstain         Non-Votes
                       ---                -------          -------         ---------
                        32,522,280         828,910          20,974          0



ITEM 5.           OTHER INFORMATION

     In September 1999, Warren D. Feldberg was appointed to the offices of President and Chief Executive Officer of the Company. Mr. Feldberg was also elected to serve on the Board of Directors after the Directors approved an expansion of the Board to nine members.

     Nasdaq has informed the Company that because its common stock traded below $5.00 per share for more than 30 consecutive trading days, the Company was not maintaining the minimum bid price requirement for continued quotation on the Nasdaq National Market System. Nasdaq also has stated that if, prior to December 8, 1999, the Company was not in compliance with this requirement for 10 consecutive trading days, the Company's stock would be delisted at the opening of business on December 10, 1999. The Company will not be in compliance with the minimum bid requirement prior to December 8, 1999. In an effort to maintain its listing, the Company has requested a hearing before the Nasdaq Listing U.S. Qualifications Panel (the "Panel"). Under Nasdaq's procedures, the Company's common stock will continue to trade on Nasdaq pending the outcome of that hearing. Management is exploring its options while the hearing is pending and, while the Board of Directors has authorized management to prepare for a reverse split, management is also actively considering moving to another market or exchange. The Company has not made a final decision on what action it will take, and there can be no assurance as to whether any such action will be successful. If the Company's common stock were ultimately to be delisted, the delisting would likely adversely affect he stock's market price and liquidity of trading.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS

       10.1 Employment Agreement Between US Office Products Company and Warren D. Feldberg.

       27         Financial Data Schedule.

(b)    REPORTS ON FORM 8-K

       None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          U.S. OFFICE PRODUCTS COMPANY



             December 7, 1999            By: /s/ WARREN D. FELDBERG
        ---------------------                ----------------------
                  Date                   Warren D. Feldberg
                                         President and Chief Executive Officer



             December 7, 1999            By: /s/ JOSEPH T. DOYLE
        ---------------------                -------------------
                  Date                   Joseph T. Doyle
                                         Chief Financial Officer

                                  EXHIBIT INDEX

NO.               EXHIBIT

10.1 Employment Agreement Between US Office Products Company and Warren D. Feldberg


27                Financial Data Schedule