Form 10-Q
period 2000-01-22
US OFFICE PRODUCTS CO
filed 2000-03-07
CIK 934852

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 22, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No
                                              ----
         As of March 3, 2000, there were 36,863,549 shares of common stock outstanding.

                           US OFFICE PRODUCTS COMPANY
                                      INDEX

                                                                                PAGE NO.
                                                                                --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheet...........................................    3
              January 22, 2000 (unaudited) and April 24, 1999

           Consolidated Statement of Operations.................................    4
              For the three months ended January 22, 2000 (unaudited)
              and January 23, 1999 (unaudited) and the nine months ended
              January 22, 2000 (unaudited) and January 23, 1999 (unaudited)

           Consolidated Statement of Cash Flows.................................    5
              For the nine months ended January 22, 2000 (unaudited) and
              January 23, 1999 (unaudited)

           Notes to Consolidated Financial Statements (unaudited)...............    7

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................   22

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...........   39

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings....................................................   40

Item 5.    Other Information....................................................   40

Item 6.    Exhibits and Reports on Form 8-K.....................................   40

Signatures......................................................................   41

Exhibit Index...................................................................   42

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           US OFFICE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JANUARY 22,       APRIL 24,
                                                                 2000             1999
                                                              -----------      -----------
                                                                       (Unaudited)
   ASSETS

Current assets:
   Cash and cash equivalents ............................     $    23,530      $    76,102
   Accounts receivable, less allowance for doubtful
     accounts of $9,116 and $11,720, respectively .......         302,509          304,374
   Inventories, net .....................................         181,352          206,857
   Prepaid expenses and other current assets ............          95,166          106,771
                                                              -----------      -----------
       Total current assets .............................         602,557          694,104

Property and equipment, net .............................         217,208          231,152
Intangible assets, net ..................................         831,517          858,197
Other assets ............................................         213,205          228,706
                                                              -----------      -----------
       Total assets .....................................     $ 1,864,487      $ 2,012,159
                                                              ===========      ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term debt ......................................     $    81,524      $    19,193
   Accounts payable .....................................         171,561          168,976
   Accrued compensation .................................          41,765           46,384
   Other accrued liabilities ............................          81,963          100,688
                                                              -----------      -----------
       Total current liabilities ........................         376,813          335,241

Long-term debt ..........................................       1,041,395        1,171,429
Other long-term liabilities and minority interests ......          28,051           25,947
                                                              -----------      -----------
       Total liabilities ................................       1,446,259        1,532,617
                                                              -----------      -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 500,000 shares
     authorized, 73,262 shares and 73,262 shares issued
     and outstanding, respectively ......................
   Common stock, $.001 par value, 500,000,000 shares
     authorized, 36,941,791 and 36,853,505 shares issued,
    36,793,218 and 36,702,778 shares outstanding, and
    148,573 and 150,727 held in treasury, respectively ..              37               37
   Additional paid-in capital ...........................         728,074          727,614
   Accumulated other comprehensive loss .................        (109,663)        (119,941)
   Accumulated deficit ..................................        (200,220)        (128,168)
                                                              -----------      -----------
       Total stockholders' equity .......................         418,228          479,542
                                                              -----------      -----------
       Total liabilities and stockholders' equity .......     $ 1,864,487      $ 2,012,159
                                                              ===========      ===========

          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    ------------------             -----------------
                                                               JANUARY 22,      JANUARY 23,    JANUARY 22,     JANUARY 23,
                                                                  2000             1999           2000             1999
                                                               -----------      -----------    -----------     -----------
Revenues ..................................................    $   624,439      $   676,622    $ 1,892,453     $ 2,005,776
Cost of revenues ..........................................        449,657          482,549      1,363,763       1,449,000
                                                               -----------      -----------    -----------     -----------
       Gross profit .......................................        174,782          194,073        528,690         556,776

Selling, general and administrative expenses ..............        157,919          154,042        477,311         453,508
Amortization expense ......................................          5,890            6,437         18,132          18,559
Operating restructuring costs .............................            683            5,034          7,780          17,229
Impaired asset write-offs .................................          6,005            2,778          6,005           2,778
Strategic Restructuring Plan costs ........................                                                         97,503
                                                               -----------      -----------    -----------     -----------
       Operating income (loss) ............................          4,285           25,782         19,462         (32,801)

Interest expense ..........................................         28,595           28,906         84,185          76,785
Interest income ...........................................           (433)            (299)        (1,959)         (1,125)
Unrealized foreign currency transaction loss ..............            139                          25,893
Loss on sale of businesses ................................          7,766            4,964         11,787           7,500
Other expense .............................................          4,393            1,064          6,983              45
                                                               -----------      -----------    -----------     -----------
Loss from continuing operations before (benefit
   from) provision for income taxes and
   extraordinary items ....................................        (36,175)          (8,853)      (107,427)       (116,006)
(Benefit from) provision for income taxes .................         (9,966)           3,610        (26,267)        (16,018)
                                                               -----------      -----------    -----------     -----------
Loss from continuing operations before
   extraordinary items ....................................        (26,209)         (12,463)       (81,160)        (99,988)
Loss from discontinued operations, net
   of income taxes ........................................                                                         (1,294)
                                                               -----------      -----------    -----------     -----------
Loss before extraordinary items ...........................        (26,209)         (12,463)       (81,160)       (101,282)
Extraordinary items - gain (loss) on early
   termination of debt facilities, net of income taxes ....          9,108                           9,108            (269)

Net loss ..................................................    $   (17,101)     $   (12,463)   $   (72,052)    $  (101,551)
                                                               ===========      ===========    ===========     ===========

Basic and diluted per share data:
   Loss from continuing operations before
      extraordinary items .................................    $     (0.71)     $     (0.34)   $     (2.21)    $     (2.77)
   Loss from discontinued operations ......................                                                          (0.03)
   Extraordinary items ....................................           0.25                            0.25           (0.01)
                                                               -----------      -----------    -----------     -----------
   Net loss ...............................................    $     (0.46)     $     (0.34)   $     (1.96)    $     (2.81)
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

                           US OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                          -----------------
                                                                     JANUARY 22,    JANUARY 23,
                                                                        2000           1999
                                                                    -----------     -----------
Cash flows from operating activities:
   Net loss ....................................................    $   (72,052)    $  (101,551)
   Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
     Loss from discontinued operations .........................                          1,294
     Depreciation and amortization .............................         49,912          45,837
     Unrealized foreign currency transaction loss ..............         25,893
     Strategic Restructuring Plan costs ........................                         70,380
     Loss on sale of businesses ................................         11,787           7,500
     Impaired asset write-offs .................................          6,005           2,778
     Deferred income taxes .....................................         (5,411)         (1,198)
     Equity in net loss (income) of affiliate ..................          6,156          (1,054)
     Extraordinary (gain) loss .................................         (9,108)            269
     Loss on sale of assets ....................................                            295
     Changes in assets and liabilities (net of effects of
       acquisitions and divestitures):
       Accounts receivable .....................................        (33,024)        (30,111)
       Inventory ...............................................         (6,683)         (6,602)
       Prepaid expenses and other current assets ...............        (13,976)        (19,467)
       Accounts payable ........................................         26,237          20,289
       Accrued liabilities .....................................        (21,645)         22,813
                                                                    -----------     -----------
        Net cash (used in) provided by operating activities ....        (35,909)         11,472
                                                                    -----------     -----------
Cash flows from investing activities:
   Proceeds from sale of businesses ............................        103,297           1,222
   Additions to property and equipment, net of disposals .......        (51,547)        (31,201)
   Cash paid in acquisitions, net of cash received .............         (9,329)        (34,508)
   Investments in affiliates ...................................         (6,000)
   Other .......................................................          1,355            (179)
                                                                    -----------     -----------
        Net cash provided by (used in) investing activities ....         37,776         (64,666)
                                                                    -----------     -----------
Cash flows from financing activities:
   Payments of long-term debt ..................................       (111,428)       (221,073)
   Proceeds from (payments of) short-term debt, net ............         56,133        (347,486)
   Proceeds from issuance of long-term debt ....................            520       1,152,640
   Repurchase of common stock in Equity Tender .................                     (1,000,000)
   Proceeds from issuance of common stock, net .................            460         322,173
   Net repayments by discontinued operations ...................                        123,551
                                                                    -----------     -----------
        Net cash (used in) provided by financing activities ....        (54,315)         29,805
                                                                    -----------     -----------
Effect of exchange rates on cash and cash equivalents ..........           (124)            321
                                                                    -----------     -----------
Cash used in discontinued operations ...........................                        (12,518)
                                                                    -----------     -----------
Net decrease in cash and cash equivalents ......................        (52,572)        (35,586)
Cash and cash equivalents at beginning of period ...............         76,102          52,021
                                                                    -----------     -----------
Cash and cash equivalents at end of period .....................    $    23,530     $    16,435
                                                                    ===========     ===========

                           US OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)
                                   (CONTINUED)

                                                      NINE MONTHS ENDED
                                                      -----------------
                                                   JANUARY 22,  JANUARY 23,
                                                      2000        1999
                                                   -----------  -----------
Supplemental disclosures of cash flow information:

Interest paid                                        $84,051   $75,502
Income taxes paid                                    $ 4,497   $ 3,187

     The Company issued cash in connection with certain business combinations accounted for under the purchase method for the nine month periods ended January 22, 2000 and January 23, 1999, respectively. The estimated fair values of the assets and liabilities at the dates of the acquisitions are presented as follows:

                                                                                              NINE MONTHS ENDED
                                                                                        JANUARY 22,   JANUARY 23,
                                                                                            2000        1999
                                                                                          --------    --------
Accounts receivable                                                                                   $  3,251
Inventory                                                                                                3,189
Prepaid expenses and other current assets                                                                3,929
Property and equipment                                                                    $  1,578       3,050
Intangible assets                                                                            9,785      29,691
Other assets                                                                                               465
Short-term debt                                                                               (192)     (2,586)
Accounts payable                                                                                        (1,222)
Accrued liabilities                                                                           (943)       (842)
Long-term debt                                                                                (899)       (580)
Other long-term liabilities and minority interests                                                      (3,837)
                                                                                          --------    --------
   Net assets acquired                                                                    $  9,329    $ 34,508
                                                                                          ========    ========

Non-cash transactions:

- During the nine months ended January 23, 1999, the Company issued 2,025,185 shares of common stock in exchange for $130,989 of the 5 1/2% convertible subordinated notes due 2001.

- During the nine months ended January 23, 1999, the Company issued 7,911 shares of common stock upon conversion of $1,000 of the 5 1/2% convertible subordinated notes due 2003.

          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 22, 2000
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 1 -  BASIS OF PRESENTATION

     The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of U.S. Office Products Company (the "Company" or "US Office Products"), and the companies acquired in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates. As a result of the Company's spin-off of its Technology Solutions, Print Management, Educational Supplies, and Corporate Travel Services businesses (collectively, the "Spin-Off Companies"), the accompanying consolidated financial statements reflect the results of the Spin-Off Companies as discontinued operations through June 9, 1998 (the effective date of the Spin-Off). See Note 2, "Discontinued Operations." The Company's continuing operations consist of its North American operations (which include office supplies, office furniture, office coffee and vending services, and a group of non-core businesses), Mail Boxes Etc. ("MBE"), the Company's international operations in New Zealand and Australia (referred to herein as the "Blue Star Group"), and the Company's 49% interest in Dudley Stationery Limited ("Dudley"), a U.K. contract stationer. The North American operations are primarily in the United States; they include two office coffee businesses located in Canada.

     In June 1998, the Company completed a comprehensive restructuring plan (the "Strategic Restructuring Plan"). The Strategic Restructuring Plan included three principal elements: (i) the repurchase by the Company, through a self-tender offer, of a portion of its outstanding shares (including shares underlying employee stock options) (the "Equity Tender"); (ii) the Company's distribution to its stockholders of the shares of the Spin-Off Companies (the "Distributions"); and (iii) the purchase by an affiliate ("Investor") of an investment fund managed by Clayton, Dubilier & Rice, Inc., a private investment fund, of 24.9% of the Company's shares, plus warrants to purchase additional shares (the "Equity Investment").

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

NOTE 2 - DISCONTINUED OPERATIONS

     As a result of the Strategic Restructuring Plan, the Spin-Off Companies are reflected as discontinued operations for the nine months ended January 23, 1999 in the Company's consolidated financial statements. The Spin-Off Companies began operating as independent companies on June 10, 1998.

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 22, 2000
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

     The loss from discontinued operations included in the consolidated statement of operations represents the sum of the results of the Spin-Off Companies for the 45-day period they were included in the Company's fiscal 1999 results and is summarized as follows:

                                                          CORPORATE                                  TOTAL
                                             PRINT         TRAVEL      EDUCATIONAL  TECHNOLOGY    DISCONTINUED
                                           MANAGEMENT     SERVICES      SUPPLIES     SOLUTIONS     OPERATIONS
                                           ----------     ---------     ---------    ---------     ----------

NINE MONTHS ENDED JANUARY 23, 1999:
  Revenues .............................    $  41,132     $  19,346     $  40,785    $  30,951     $ 132,214
  Operating income (loss) ..............       (1,601)           14         1,836          403           652
  Income (loss) before provision for
    (benefit from) income taxes ........       (2,043)         (108)        1,069          381          (701)
  Provision for (benefit from) income
    taxes ..............................         (732)          158           703          464           593
  Income (loss) from discontinued
    operations, net of income taxes ....       (1,311)         (266)          366          (83)       (1,294)

     The results of the Spin-Off Companies include allocations of interest expense, at US Office Products' weighted average interest rates, and do not include any allocations of corporate overhead from US Office Products during the period presented.

NOTE 3 - STOCKHOLDERS' EQUITY

     Changes in stockholders' equity during the nine months ended January 22, 2000 were as follows:


Stockholders' equity balance at April 24, 1999      $ 479,542
   Issuances of common stock in conjunction with:
     Employee stock purchase plan                         460
Comprehensive loss:
     Other comprehensive income                        10,278
     Net loss                                         (72,052)
                                                    ---------
Stockholders' equity balance at January 22, 2000    $ 418,228
                                                    =========

     The components of comprehensive income (loss) are as follows:

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                          ------------------         -----------------
                                       JANUARY 22,  JANUARY 23,  JANUARY 22,  JANUARY 23,
                                          2000        1999         2000         1999
                                       -----------  -----------  -----------  -----------
Net loss                               $ (17,101)   $ (12,463)   $ (72,052)   $(101,551)
Other comprehensive income (loss):

   Cumulative translation adjustment       9,891       13,038       10,278      (18,107)
                                       ---------    ---------    ---------    ---------
Comprehensive income (loss)            $  (7,210)   $     575    $ (61,774)   $(119,658)
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

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 22, 2000
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE

     The following information presents the Company's computations of basic and diluted EPS from continuing operations before extraordinary items for the periods presented in the consolidated statement of operations.

                                         LOSS         SHARES       PER SHARE
                                      (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                      -----------  -------------   ---------
THREE MONTHS ENDED JANUARY 22, 2000:
   Basic and diluted loss per share    $(26,209)      36,793       $  (0.71)
                                                                   ========
THREE MONTHS ENDED JANUARY 23, 1999:
   Basic and diluted loss per share    $(12,463)      36,626       $  (0.34)
                                                                   ========
NINE MONTHS ENDED JANUARY 22, 2000:
   Basic and diluted loss per share    $(81,160)      36,771       $  (2.21)
                                                                   ========
NINE MONTHS ENDED JANUARY 23, 1999:
   Basic and diluted loss per share    $(99,988)      36,089       $  (2.77)
                                                                   ========

     As a result of the loss from continuing operations before extraordinary items for the three and nine month periods ended January 22, 2000 and January 23, 1999, the basic and diluted loss per share amounts for such periods were calculated using the same number of shares outstanding, since all of the Company's employee stock options and the two series of convertible debt securities outstanding during the periods were anti-dilutive. In addition, the convertible preferred stock outstanding during the three and nine month periods ended January 22, 2000 was anti-dilutive.

NOTE 5 - BUSINESS COMBINATIONS

     The Company made no acquisitions and completed three business divestitures, including the sale of 60% of the technology division of the Blue Star Group ("Business Solutions"), during the three month period ended January 22, 2000. The Company's remaining 40% interest in Business Solutions is accounted for under the equity method of accounting. The three business divestitures generated total proceeds of $99,967, including $89,707 in cash, and resulted in the recognition of a pre-tax loss of $7,766 during the three months ended January 22, 2000. In the previous six month period ended October 23, 1999, the Company acquired one business, which was accounted for under the purchase method, for a purchase price of $9,329 and completed five business divestitures for total proceeds of $13,590. In fiscal 1999, the Company completed a total of 22 acquisitions, all related to continuing operations, which were accounted for under the purchase method and had an aggregate purchase price of $34,508. The Company also completed seven business divestitures or closures during fiscal 1999.

     The following presents the unaudited pro forma results of operations of the Company for the three and nine month periods ended January 22, 2000, and January 23, 1999. These results include the Company's consolidated financial statements and the results of the Purchased Companies, and exclude the results of all business divestitures as if all such purchase acquisitions and business divestitures had been made at the beginning of fiscal 1999. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets, removal of Strategic Restructuring Plan costs and the inclusion of an appropriate income tax provision or benefit on all earnings and losses:

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 22, 2000
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            ------------------            -----------------
                                                        JANUARY 22,     JANUARY 23,   JANUARY 22,   JANUARY 23,
                                                           2000            1999          2000           1999
                                                        -----------    -----------   -----------    -----------
Revenues ..........................................     $   596,546    $   601,051   $ 1,748,614    $ 1,773,177
Income (loss) from continuing operations
   before extraordinary items .....................         (25,626)           356       (79,096)       (13,574)
Basic and diluted income (loss) per share from
   continuing operations before extraordinary items .         (0.70)          0.01         (2.15)         (0.38)

     The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the purchase acquisitions and business divestitures occurred at the beginning of fiscal 1999, or the results that may occur in the future.

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

     - NORTH AMERICAN OTHER - the balance of the Company's North American operations, which includes a group of operating companies that offer office coffee and vending services, a group of non-core operating businesses and the corporate costs associated with the North American operations, including the Company's information technology department;

     - BLUE STAR GROUP - a group of operating companies that include business supplies, print and consumer retailing operations that operate in New Zealand and Australia, as well as Business Solutions prior to its divestiture in December 1999;

     - MBE - a franchisor of retail business, communication and postal service centers which offers a range of business products and services for personal and business consumers.

     Other consists of costs related to the Company's corporate headquarters and the Company's equity interests in Dudley and Business Solutions. Eliminations consist of the elimination of the Company's investments in subsidiaries.

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

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 22, 2000
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

                                                             THREE MONTHS ENDED JANUARY 22, 2000
                        ----------------------------------------------------------------------------------------------------------
                                NORTH AMERICAN OPERATIONS
                        -----------------------------------------
                         OFFICE   OFFICE                           BLUE STAR                                          CONSOLIDATED
                        SUPPLIES FURNITURE   OTHER      SUBTOTAL     GROUP        MBE        OTHER      ELIMINATIONS    TOTALS
                        --------  --------  ---------   ---------   --------    --------   -----------  ------------  ------------

Revenues .............  $253,076  $ 90,534  $  54,304   $ 397,914   $203,898    $ 22,627                              $  624,439

Gross profit .........    63,917    20,114     16,174     100,205     62,651      11,926                                 174,782
Depreciation
and amortization .....     3,460       933      3,379       7,772      6,227       1,987   $       133                    16,119
Operating
income (loss) ........     5,981     2,971    (12,653)     (3,701)    10,318       5,021        (7,353)                    4,285
EBITDA (a) ...........     9,712     3,956     (6,242)      7,426     17,275       7,049        (4,658)                   27,092
Other significant
   items:
   Identifiable
    assets ...........   451,345   163,177    157,553     772,075    427,492     316,237     1,309,222   $ (960,539)   1,864,487
   Net capital
   expenditures ......       795       601      7,514       8,910      6,512         239           254                    15,915

                                                           THREE MONTHS ENDED JANUARY 23, 1999
                       -------------------------------------------------------------------------------------------------------------
                                 NORTH AMERICAN OPERATIONS
                       --------------------------------------------
                        OFFICE     OFFICE                             BLUE STAR                                         CONSOLIDATED
                       SUPPLIES   FURNITURE      OTHER     SUBTOTAL     GROUP        MBE        OTHER     ELIMINATIONS     TOTALS
                       --------   ---------      -----     --------     -----        ---        -----     ------------  ------------
Revenues ...........   $ 259,126   $ 102,353   $ 81,888   $ 443,367   $ 212,093   $  21,162                             $  676,622
Gross profit .......      70,365      23,507     20,902     114,774      67,938      11,361                                194,073
Depreciation
and amortization ...       4,100         973      2,527       7,600       6,409       1,941   $      118                    16,068
Operating
 income (loss) .....      14,162       1,471        877      16,510      13,073       4,394       (8,195)                   25,782
EBITDA (a) .........      18,779       4,313      6,459      29,551      20,316       6,381       (6,586)                   49,662
Other significant
  items (b):
  Identifiable
  assets ...........                                        841,629     788,354     314,884    1,112,447    $(973,792)   2,083,522
  Net capital
  expenditures .....                                          4,125       4,455         323        1,302                    10,205

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 22, 2000
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED JANUARY 22, 2000
                     -------------------------------------------------------------------------------------------------------------
                                NORTH AMERICAN OPERATIONS
                     -------------------------------------------
                      OFFICE     OFFICE                             BLUE STAR                                         CONSOLIDATED
                     SUPPLIES   FURNITURE     OTHER     SUBTOTAL      GROUP        MBE       OTHER     ELIMINATIONS      TOTALS
                     --------   ---------    -------    --------    ---------    -------    ---------  ------------   ------------


Revenues .........  $ 768,335   $ 288,913   $ 178,965   1,236,213   $ 595,386   $  60,854                              $1,892,453
Gross profit .....    202,248      62,820      48,815     313,883     182,372      32,435                                 528,690

Depreciation
and amortization       11,371       3,539       9,717      24,627      19,005       5,913   $      367                     49,912
Operating
 income (loss) ...     31,164       7,973     (27,145)     11,992      19,410       8,132      (20,072)                    19,462
EBITDA (a) .......     44,581      12,665     (11,948)     45,298      40,702      14,199      (17,040)                    83,159
Other significant
   items:
   Identifiable
    assets .......    451,345     163,177     157,553     772,075     427,492     316,237    1,309,222    $ (960,539)   1,864,487
   Net capital
   expenditures...      3,092       1,413      24,248      28,753      21,117         928          749                     51,547

                                                              NINE MONTHS ENDED JANUARY 23, 1999
                      --------------------------------------------------------------------------------------------------------------
                                 NORTH AMERICAN OPERATIONS
                      -----------------------------------------------
                       OFFICE      OFFICE                               BLUE STAR                                       CONSOLIDATED
                      SUPPLIES    FURNITURE     OTHER      SUBTOTAL       GROUP       MBE       OTHER     ELIMINATIONS    TOTALS
                      ---------   ---------   ---------   -----------   ---------  ---------  ----------  ------------  ------------

Revenues ..........   $ 784,273   $ 328,916   $ 236,871   $ 1,350,060   $ 600,764  $  54,952                            $2,005,776
Gross profit ......     209,827      72,273      58,558       340,658     186,305     29,813                               556,776
Depreciation
and amortization ..      11,751       2,648       7,084        21,483      18,264      5,742  $      348                    45,837
Operating
 income (loss) ....      40,279       4,864       4,519        49,662      22,543      9,870    (114,876)                  (32,801)
EBITDA (a) ........      52,969      14,962      15,054        82,985      46,341     16,625     (15,405)                  130,546
Other significant
  items (b):
  Identifiable
   assets .........                                           841,629     788,354    314,884   1,112,447    $(973,792)   2,083,522
  Net capital
   expenditures ...                                            15,530      15,079      1,240        (648)                   31,201

     (a) EBITDA represents earnings from continuing operations before interest expense, interest income, (benefit from) provision for income taxes, depreciation expense, amortization expense, operating restructuring costs, Strategic Restructuring Plan costs, impaired asset write-offs, unrealized foreign currency transaction loss, loss on sale of businesses, other expense and extraordinary items. EBITDA is not a measurement of performance under generally accepted accounting principles and should not be considered an alternative to net income
          (loss) as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

     (b) The identifiable assets as of January 23, 1999 and the net capital expenditures for the three and nine month periods ended January 23, 1999 have not been presented for the segments of the Company's North American operations because it was not practicable to obtain such information.

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 22, 2000
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

GEOGRAPHIC SEGMENTS

     The following table sets forth information as to the Company's operations in its different geographic segments:

                                                                        NORTH      NEW ZEALAND
                                                                         AMERICA    AND AUSTRALIA    TOTAL
                                                                        ---------   -------------  ---------

THREE MONTHS ENDED JANUARY 22, 2000:
     Revenues ......................................................      420,541       203,898      624,439
     Operating income ..............................................       (6,033)       10,318        4,285
     Identifiable assets of continuing operations at period-end ....    1,436,995       427,492    1,864,487

THREE MONTHS ENDED JANUARY 23, 1999:
     Revenues ......................................................      464,529       212,093      676,622
     Operating income ..............................................       12,709        13,073       25,782
     Identifiable assets of continuing operations at period-end ....    1,295,168       788,354    2,083,522

NINE MONTHS ENDED JANUARY 22, 2000:
     Revenues ......................................................    1,297,067       595,386    1,892,453
     Operating income ..............................................           52        19,410       19,462
     Identifiable assets of continuing operations at period-end ....    1,436,995       427,492    1,864,487

NINE MONTHS ENDED JANUARY 23, 1999:
     Revenues ......................................................    1,405,012       600,764    2,005,776
     Operating income (loss) .......................................      (55,344)       22,543      (32,801)
     Identifiable assets of continuing operations at period-end ....    1,295,168       788,354    2,083,522

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

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 22, 2000
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


BALANCE SHEETS

                                                                                JANUARY 22, 2000
                                                   ----------------------------------------------------------------------------
                                                        US OFFICE                   NON-
                                                 PRODUCTS COMPANY  GUARANTOR      GUARANTOR       CONSOLIDATING    CONSOLIDATED
                                                 (PARENT COMPANY) SUBSIDIARIES   SUBSIDIARIES      ADJUSTMENTS        TOTAL
                                                   -----------    -----------    -----------      -------------    -------------

       ASSETS
Current assets:
  Cash and cash equivalents ....................   $       338         17,202          5,990                             23,530
  Accounts receivable, less allowance for
    doubtful accounts ..........................                      219,776         82,733                            302,509
  Inventories, net .............................                       82,474         99,087               (209)(b)     181,352
  Prepaid expenses and other current
    assets .....................................        33,783         31,537         29,553                293 (b)      95,166
                                                   -----------    -----------    -----------      -------------     -----------
      Total current assets .....................        34,121        350,989        217,363                 84         602,557

Property and equipment, net ....................         3,866        106,850        106,902               (410)(b)     217,208
Intangible assets, net .........................                      546,463        285,054                            831,517
Investment in subsidiaries .....................       960,539                                         (960,539)(a)
Other assets ...................................       146,908         39,826         26,471                            213,205
                                                   -----------    -----------    -----------      -------------     -----------
      Total assets .............................   $ 1,145,434    $ 1,044,128    $   635,790      $    (960,865)    $ 1,864,487
                                                   -----------    -----------    -----------      -------------     -----------
                                                   -----------    -----------    -----------      -------------     -----------

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt ..............................   $    79,528            751          1,245                             81,524
  Short-term intercompany balances .............       385,675       (387,083)         1,408
  Accounts payable .............................         3,846        103,235         64,480                            171,561
  Accrued compensation .........................         3,865         23,447         14,453                             41,765
  Other accrued liabilities ....................        13,277         13,588         55,098                             81,963
                                                   -----------    -----------    -----------      -------------     -----------
      Total current liabilities ................       486,191       (246,062)       136,684                            376,813
Long-term debt .................................     1,033,247          3,491          4,657                          1,041,395
Other long-term liabilities and minority
  interests ....................................        22,104          5,648            299                             28,051
Long-term intercompany balances ................      (891,861)       539,989        351,872
                                                   -----------    -----------    -----------      -------------     -----------
      Total liabilities ........................       649,681        303,066        493,512                          1,446,259
                                                   -----------    -----------    -----------      -------------     -----------
Stockholders' equity:
   Preferred stock
   Common stock ................................            37                                                               37
   Additional paid-in capital ..................       698,007        726,054        264,552           (960,539)(a)     728,074
   Accumulated other comprehensive loss ........       (61,293)                      (48,370)                          (109,663)
   Retained earnings (accumulated deficit) .....      (140,998)        15,008        (73,904)              (326)(b)    (200,220)
                                                   -----------    -----------    -----------      -------------     -----------
       Total stockholders' equity ..............       495,753        741,062        142,278           (960,865)        418,228
                                                   -----------    -----------    -----------      -------------     -----------
       Total liabilities and stockholders'
         equity ................................   $ 1,145,434    $ 1,044,128    $   635,790      $    (960,865)    $ 1,864,487
                                                   -----------    -----------    -----------      -------------     -----------
                                                   -----------    -----------    -----------      -------------     -----------

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 22, 2000
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           APRIL 24, 1999
                                            --------------------------------------------------------------------------
                                                 US OFFICE                    NON-
                                            PRODUCTS COMPANY   GUARANTOR    GUARANTOR    CONSOLIDATING    CONSOLIDATED
                                            (PARENT COMPANY)  SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS        TOTAL
                                            ----------------- ------------ ------------  -------------    ------------
       ASSETS
Current assets:

   Cash and cash equivalents ..............   $    48,094     $    9,281    $  18,727                     $  76,102
   Accounts receivable, less allowance for
     doubtful accounts ....................                      214,826       89,548                       304,374
   Inventories, net .......................                       98,517      108,396    $       (56)(b)    206,857
   Prepaid expenses and other current
     assets ...............................        46,988         12,178       47,375            230 (b)    106,771
                                              -----------     ----------    ---------    -----------    -----------
       Total current assets ...............        95,082        334,802      264,046            174        694,104

Property and equipment, net ...............        11,224        104,271      116,067           (410)(b)    231,152
Intangible assets, net ....................                      556,468      301,729                       858,197
Investment in subsidiaries ................       972,027                                   (972,027)(a)
Other assets ..............................       130,615         31,550       66,541                       228,706
                                              -----------     ----------    ---------    -----------    -----------
       Total assets .......................   $ 1,208,948     $1,027,091    $ 748,383    $  (972,263)   $ 2,012,159
                                              ===========     ==========    =========    ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt ........................   $    16,500     $    1,542    $   1,151                     $  19,193
   Short-term intercompany balances .......       251,459       (252,938)       1,479
   Accounts payable .......................         1,503        100,120       67,353                       168,976
   Accrued compensation ...................         4,555         22,751       19,078                        46,384
   Other accrued liabilities ..............        28,925         17,239       54,524                       100,688
                                              -----------     ----------    ---------    -----------    -----------
       Total current liabilities ..........       302,942       (111,286)     143,585                       335,241

Long-term debt ............................     1,165,196          4,111        2,122                     1,171,429
Other long-term liabilities and minority
  interests ...............................        22,104          3,526          317                        25,947
Long-term intercompany balances ...........      (816,154)       398,400      417,851     $      (97)(b)
                                              -----------     ----------    ---------    -----------    -----------
       Total liabilities ..................       674,088        294,751      563,875            (97)     1,532,617
                                              -----------     ----------    ---------    -----------    -----------

Stockholders' equity:
   Preferred stock
   Common stock ...........................            37                                                        37
   Additional paid-in capital .............       800,478        627,923      271,240       (972,027)(a)    727,614

   Accumulated other comprehensive loss ...       (68,311)                    (51,630)                     (119,941)
   Retained earnings (accumulated deficit)       (197,344)       104,417      (35,102)          (139)(b)   (128,168)
                                              -----------     ----------    ---------    -----------    -----------
       Total stockholders' equity .........       534,860        732,340      184,508       (972,166)       479,542
                                              -----------     ----------    ---------    -----------    -----------
       Total liabilities and stockholders'
         equity ...........................   $ 1,208,948     $1,027,091    $ 748,383    $  (972,263)   $ 2,012,159
                                              ===========     ==========    =========    ===========    ===========

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 22, 2000
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

STATEMENTS OF OPERATIONS

                                                           FOR THE THREE MONTHS ENDED JANUARY 22, 2000
                                            --------------------------------------------------------------------------
                                                 US OFFICE                    NON-
                                            PRODUCTS COMPANY   GUARANTOR    GUARANTOR    CONSOLIDATING    CONSOLIDATED
                                            (PARENT COMPANY)  SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS        TOTAL
                                            ----------------- ------------ ------------  -------------    ------------
Revenues .....................................   $             $ 421,081     $ 207,309     $  (3,951)(c)    $ 624,439
Cost of revenues .............................      (1,631)      311,688       143,455        (3,855)(c)      449,657
                                                  --------     ---------     ---------     ---------        ---------
       Gross profit ..........................       1,631       109,393        63,854           (96)         174,782
Selling, general and administrative
  expenses ...................................      14,626        92,801        50,492                        157,919

Amortization expense .........................                     3,867         2,023                          5,890
Operating restructuring costs ................         345          (392)          730                            683

Impaired asset write-offs ....................       2,218         3,787                                        6,005
                                                  --------     ---------     ---------     ---------        ---------
       Operating income (loss) ...............     (15,558)        9,330        10,609           (96)           4,285

Interest expense .............................      35,565       (13,800)        6,830                         28,595
Interest income ..............................         (63)         (226)         (144)                          (433)
Unrealized foreign currency transaction
   (gain) loss ...............................      (2,322)                      2,461                            139
Loss (gain) on sale of businesses ............      (9,992)       15,673         2,085                          7,766
Other expense ................................         296            88         4,009                          4,393
                                                  --------     ---------     ---------     ---------        ---------
Loss before provision for (benefit from)
   income taxes ..............................     (39,042)        7,595        (4,632)          (96)         (36,175)
Provision for (benefit from) income taxes ....     (14,171)         (114)        4,359           (40)(c)       (9,966)
                                                  --------     ---------     ---------     ---------        ---------
Loss from continuing operations before
       extraordinary item ....................     (24,871)        7,709        (8,991)          (56)         (26,209)
Extraordinary item - gain on early termination
   of debt facilities, net of income taxes ...       9,108                                                      9,108
                                                  --------     ---------     ---------     ---------        ---------
Net income (loss) ............................    $(15,763)    $   7,709     $  (8,991)    $     (56)       $ (17,101)
                                                  ========     =========     =========     =========        =========

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 22, 2000
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED JANUARY 23, 1999
                                                  ---------------------------------------------------------------------------------
                                                     US OFFICE                          NON-
                                                  PRODUCTS COMPANY   GUARANTOR       GUARANTOR      CONSOLIDATING      CONSOLIDATED
                                                  (PARENT COMPANY)  SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS          TOTAL
                                                  ----------------- ------------    ------------    -------------      ------------
TOTAL

Revenues.......................................                      $   469,497     $  215,322     $   (8,197)(c)       $ 676,622
Cost of revenues...............................   $      (2,919)         347,239        146,366         (8,137)(c)         482,549
                                                  -------------      -----------     ----------      -----------        ----------
       Gross profit............................           2,919          122,258         68,956            (60)            194,073

Selling, general and administrative
  expenses.....................................           9,080           92,562         52,460            (60)(c)         154,042
Amortization expense...........................             103            4,100          2,234                              6,437
Operating restructuring costs..................           1,176            2,974            884                              5,034
Impaired asset write-offs......................                            2,778                                             2,778
                                                  -------------      -----------     ----------      -----------        ----------
       Operating income (loss).................          (7,440)          19,844         13,378                             25,782

Interest expense...............................          31,376          (14,084)        11,614                             28,906
Interest income................................              (8)            (200)           (91)                              (299)
Loss on sale of businesses.....................                                           4,964                              4,964
Other  (income) expense........................             (12)             448            628                              1,064
                                                  -------------      -----------     ----------      -----------        ----------
Income (loss) before provision for
   (benefit from) income taxes.................         (38,796)          33,680         (3,737)                            (8,853)
Provision for (benefit from) income taxes......         (13,559)          16,377            792                              3,610
                                                  -------------      -----------     ----------      -----------        ----------
Net income (loss)..............................   $     (25,237)     $    17,303     $   (4,529)     $                  $  (12,463)
                                                  =============      ===========     ==========      ===========        ==========

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 22, 2000
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

STATEMENTS OF OPERATIONS

                                                           FOR THE NINE MONTHS ENDED JANUARY 22, 2000
                                       --------------------------------------------------------------------------------
                                            US OFFICE                     NON-
                                       PRODUCTS COMPANY   GUARANTOR     GUARANTOR       CONSOLIDATING      CONSOLIDATED
                                       (PARENT COMPANY)  SUBSIDIARIES  SUBSIDIARIES      ADJUSTMENTS          TOTAL
                                       ----------------- ------------  ------------     -------------      ------------
Revenues .............................                  $ 1,307,776     $ 605,557          $ (20,880)(c)    $ 1,892,453
Cost of revenues .....................    $    (3,121)      967,939       419,661            (20,716)(c)      1,363,763
                                          -----------     ---------     ---------        -----------        -----------
       Gross profit ..................          3,121       339,837       185,896               (164)           528,690

Selling, general and administrative
   expenses ..........................         39,805       280,190       157,327                (11)(c)        477,311
Amortization expense .................            278        11,837         6,017                                18,132
Operating restructuring costs ........          2,392         3,102         2,286                                 7,780
Impaired asset write-offs ............          2,218         3,787                                               6,005
                                          -----------     ---------     ---------        -----------        -----------
       Operating income (loss) .......        (41,572)       40,921        20,266               (153)            19,462

Interest expense .....................        100,205       (42,634)       26,614                                84,185
Interest income ......................           (449)       (1,121)         (389)                               (1,959)
Unrealized foreign currency
   transaction loss ..................         (2,322)                     28,215                                25,893

Loss (gain) on sale of businesses ....        (14,405)       22,655         3,537                                11,787
Other (income) expense ...............          1,394          (616)        6,108                 97(c)           6,983
                                          -----------     ---------     ---------        -----------        -----------
Income (loss) before provision for
   (benefit from) income taxes .......       (125,995)       62,637       (43,819)              (250)          (107,427)
Provision for (benefit from)
   income taxes ......................        (29,846)        9,149        (5,506)               (64)(c)        (26,267)
                                          -----------     ---------     ---------        -----------        -----------
Loss from continuing operations before
   extraordinary item ................        (96,149)       53,488       (38,313)              (186)           (81,160)
Extraordinary item - gain in early
   termination of debt facilities, net
   of income taxes ...................          9,108                                                             9,108
                                          -----------     ---------     ---------        -----------        -----------
Net income (loss) ....................    $   (87,041)    $  53,488     $ (38,313)       $      (186)       $   (72,052)
                                          ===========     =========     =========        ===========        ===========

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 22, 2000
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            FOR THE NINE MONTHS ENDED JANUARY 23, 1999
                                       --------------------------------------------------------------------------------
                                            US OFFICE                     NON-
                                       PRODUCTS COMPANY   GUARANTOR     GUARANTOR       CONSOLIDATING      CONSOLIDATED
                                       (PARENT COMPANY)  SUBSIDIARIES  SUBSIDIARIES      ADJUSTMENTS          TOTAL
                                       ----------------- ------------  ------------     -------------      ------------
Revenues .............................                   $1,420,968     $ 609,880        $   (25,072)(c)    $ 2,005,776
Cost of revenues .....................       $ (5,615)    1,058,932       420,655            (24,972)(c)      1,449,000
                                          -----------     ---------     ---------        -----------        -----------
       Gross profit ..................          5,615       362,036       189,225               (100)           556,776

Selling, general and administrative
  expenses ...........................         25,063       274,714       153,828                (97)(c)        453,508
Amortization expense .................            308        11,685         6,566                                18,559
Operating restructuring costs ........          1,176        10,469         5,584                                17,229
Impaired asset write-offs ............                        2,778                                               2,778
Strategic Restructuring Plan costs ...         96,948           555                                              97,503
                                          -----------     ---------     ---------        -----------        -----------
       Operating income (loss) .......       (117,880)       61,835        23,247                 (3)           (32,801)

Interest expense .....................         83,240       (35,665)       29,210                                76,785
Interest income ......................           (101)         (726)         (298)                               (1,125)
Loss on sale of businesses ...........                                      7,500                                 7,500
Other  (income) expense ..............             (7)          756          (704)                                   45
                                          -----------     ---------     ---------        -----------        -----------
Income (loss) from continuing
  operations before provision for
  (benefit from) income taxes and
  extraordinary items ................       (201,012)       97,470       (12,461)                (3)          (116,006)
Provision for (benefit from)
  income taxes........................        (62,850)       46,904           (71)                (1)(c)        (16,018)
                                          -----------     ---------     ---------        -----------        -----------
Income (loss) from continuing
  operations before extraordinary
  items ..............................       (138,162)       50,566       (12,390)                (2)           (99,988)
Loss from discontinued operations,
  net of income taxes ................                                     (1,294)                               (1,294)
                                          -----------     ---------     ---------        -----------        -----------
Income (loss) before extraordinary
  items...............................       (138,162)       50,566       (13,684)                (2)          (101,282)
Extraordinary items - loss on early
  termination of debt facilities,
  net of income taxes ................           (269)                                                             (269)
                                          -----------     ---------     ---------        -----------        -----------
Net income (loss) ....................    $  (138,431)    $  50,566     $ (13,684)       $        (2)       $  (101,551)
                                          ===========     =========     =========        ===========        ===========

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 22, 2000
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

STATEMENTS OF CASH FLOWS

                                                              FOR THE NINE MONTHS ENDED JANUARY 22, 2000
                                           -----------------------------------------------------------------------------
                                                US OFFICE                     NON-
                                           PRODUCTS COMPANY   GUARANTOR     GUARANTOR       CONSOLIDATING   CONSOLIDATED
                                           (PARENT COMPANY)  SUBSIDIARIES  SUBSIDIARIES      ADJUSTMENTS       TOTAL
                                           ----------------- ------------  ------------     -------------   ------------

Cash flows from operating activities .....    $ (52,882)       $  12,835     $   4,138      $               $ (35,909)
Cash flows from investing activities .....       39,724          (29,017)       27,069                         37,776
Cash flows from financing activities .....      (34,598)          24,103       (43,820)                       (54,315)
Effect of exchange rates on cash and cash
  equivalents ............................                                        (124)                          (124)
                                              ---------        ---------     ---------     ---------        ---------
Net (decrease) increase in cash and cash
 equivalents .............................      (47,756)           7,921       (12,737)                       (52,572)
Cash and cash equivalents at beginning
  of period ..............................       48,094            9,281        18,727                         76,102
                                              ---------        ---------     ---------     ---------        ---------
Cash and cash equivalents at end of period    $     338        $  17,202     $   5,990      $               $  23,530
                                              =========        =========     =========     =========        =========

                                                              FOR THE NINE MONTHS ENDED JANUARY 23, 1999
                                           -----------------------------------------------------------------------------
                                                US OFFICE                     NON-
                                           PRODUCTS COMPANY   GUARANTOR     GUARANTOR       CONSOLIDATING   CONSOLIDATED
                                           (PARENT COMPANY)  SUBSIDIARIES  SUBSIDIARIES      ADJUSTMENTS       TOTAL
                                          ----------------- ------------  ------------     -------------    ------------

Cash flows from operating activities .....    $(107,246)       $ 119,237     $    (463)    $     (56)(d)    $  11,472
Cash flows from investing activities .....      (26,031)         (16,420)      (22,271)           56 (d)      (64,666)
Cash flows from  financing activities ....      121,322         (111,804)       20,287                         29,805
Effect of exchange rates on cash and cash
  equivalents ............................                                         321                            321
Cash used in discontinued operations .....                                     (12,518)                       (12,518)
                                              ---------        ---------     ---------     ---------        ---------
Net decrease in cash and cash
  equivalents ............................      (11,955)          (8,987)      (14,644)                       (35,586)
Cash and cash equivalents at beginning
  of period ..............................       19,684           15,743        16,594                         52,021
                                              ---------        ---------     ---------     ---------        ---------
Cash and cash equivalents at end of period    $   7,729        $   6,756     $   1,950     $                $  16,435
                                              =========        =========     =========     =========        =========

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

                           US OFFICE PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 22, 2000
               (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

NOTE 9 - SUBSEQUENT EVENTS

     Subsequent to January 22, 2000, the Company entered into an agreement to sell a paper wholesaling business in Australia for approximately $9,000 in cash. The transaction is expected to close in March 2000.

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

-    GENERAL ECONOMIC FACTORS AND THE LEVEL OF DEMAND FOR OUR PRODUCTS

-    THE IMPACT OF COMPETITION ON THE INTERNET

-    THE COMPANY'S ABILITY TO SELL NON-CORE OPERATIONS AT REASONABLE PRICES

- RETENTION OF PERSONNEL AND THE EFFECT OF OTHER DISRUPTIONS ARISING FROM DISPOSITIONS OF ASSETS

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

     Since the completion of the Strategic Restructuring Plan, (see Note 1 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), the Company has focused on operational improvements. The Company significantly reduced its acquisition activity early in fiscal 1999 and later suspended all acquisitions for the balance of the fiscal year. During the current fiscal year, the Company has completed only one acquisition, which was during the second fiscal quarter. As a result of the focus on operational improvements, the Company reorganized the structure of its North American businesses effective at the beginning of fiscal 2000. In prior years, these businesses were organized into a series of geographic regions and districts, all operated within a single management structure as part of the North American Office Products Group. Under the new structure, the Company has separated these businesses into three lines of business, North American office supplies (desktop accessories, writing instruments, paper products, computer consumables, business machines, catalog furniture and coffee services), North American office furniture (middle-market and contract furniture), and North American vending services, with each group having a distinct management team. Toward the end of the second fiscal quarter, the Company moved management responsibility for the majority of its office coffee operations from its supplies unit to its vending unit. The Company's North American office coffee and vending businesses are now being operated under the USRefreshTM name. The Company also has sold a number of non-core businesses, and it separately manages non-core businesses being held for disposition.

     The Company's other businesses include Mail Boxes Etc. ("MBE"), the world's largest franchisor of retail business, communications, and postal service centers, and the Blue Star Group, which includes a group of operating companies that include business supplies, technology products and services, print, and consumer retailing businesses. During the third fiscal quarter, the Company sold 60% of the Blue Star Group's technology products and services business ("Business Solutions"). The Company also owns a 49% equity interest in Dudley Stationery Limited ("Dudley"), a U.K. contract stationer.

     The increased interest expense resulting from the increased debt levels associated with the Strategic Restructuring Plan has significantly reduced the Company's reported earnings in fiscal 1999 and the first nine months of fiscal 2000. Rather than net income and net income per share, management believes that a more meaningful indication of the Company's performance is cash flow from operations and earnings from continuing operations before interest expense, interest income, benefit from income taxes, depreciation expense, amortization expense, operating restructuring costs, Strategic Restructuring Plan costs, impaired asset write-offs, unrealized foreign currency transaction loss, loss on sale of businesses, other expense and extraordinary items ("EBITDA"). EBITDA is provided because it is a measure commonly used by analysts and investors to determine a company's ability to incur and service its debt. EBITDA is not a measurement of performance under GAAP and should not be considered an alternative to net income (loss) as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

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

     Selling, general and administrative expenses represent product marketing and selling costs, customer service, furniture design costs, warehouse costs, and other administrative expenses.

FACTORS AFFECTING COMPARABILITY

     Certain factors should be considered in comparing the Company's financial condition and results of operations in fiscal 2000 to those in fiscal 1999.

ACQUISITIONS AND DIVESTITURES

     The Company completed 22 acquisitions during fiscal 1999, all of which were accounted for under the purchase method. In addition, the Company completed seven business divestitures or closures during fiscal 1999. In the first nine months of fiscal 2000, the Company completed one acquisition and eight business divestitures. The Company expects that it will continue to pursue selected business divestitures, particularly of non-core operations, where it believes that shareholder value is better served by a sale, than by continued operation of a business. At any given time, the Company may be involved in discussions with one or more parties about potential divestitures. The Company is currently involved in discussions with various parties relating to potential transactions involving certain of its businesses. There can be no assurance that any of these or other negotiations will lead to definitive agreements, or, if agreements are reached, that any transactions will be consummated.

FOREIGN CURRENCY EXCHANGE RATES

     Approximately one-third of the Company's revenues are generated by its operations in New Zealand and Australia. Fluctuations in the exchange rates for the New Zealand and Australian dollars affect the Company's results.

ACCELERATED CHANGE ACTIVITIES

     During the second half of fiscal 1999, the Company organized a series of Accelerated Change Teams ("ACTs") to realize many of its cost reduction and revenue enhancement strategies on an accelerated basis. ACTs are teams of employees (in some cases assisted by outside consultants) dedicated to driving fundamental business process changes throughout the Company's business units. The ACTs provide functional experts focused by initiative, enabling business unit managers to focus on sales, customer service, and overall productivity issues. Core ACT initiatives focus on the Company's supply chain, including the consolidation of facilities and support functions and the implementation of enhanced pricing strategies and inventory management tools. The Company also formed an ACT focused solely on reducing working capital to improve overall asset utilization. The ACTs began to implement many of their programs toward the end of the fourth quarter of fiscal 1999. While the ACTs have made progress during the first three quarters of fiscal 2000, performance improvements and cost savings have been realized less rapidly than was originally anticipated. The Company continues to believe it will receive significant benefits from the

ACTs, but not in as short a time period as was originally anticipated. Also, the level of effort and amount of time required and the expected benefits to be gained from each of the ACT initiatives differ - both by initiative and by operating location. As a result, the initiatives are at various stages of completion, and performance levels remain uneven among the Company's many operating locations. The Company has started to see the benefits from a number of the ACT initiatives; however, many of these benefits have been offset, in whole or in part, by the negative effects of operating disruptions caused by these multiple accelerated initiatives.

     For example, in the Company's core North American Office Supplies business, the volume and pace of accelerated change activities led to some significant disruptions in the normal business processes at a significant number of operating locations. These disruptions negatively affected revenues and gross margins and increased costs during the third quarter of fiscal 2000. The most disruptive changes occurred primarily in the third fiscal quarter, including (1) several major information system conversions, (2) conversion of many locations to the new wholesaler relationship, and (3) facility consolidation activities. The compressed timeframe within which the Company imposed these changes has resulted in widely disparate levels of performance, depending on the number of concurrent change activities taking place at a location, as well as the stage of completion of such activities. As locations emerge from these periods of disruption, the managements of these locations are better equipped to manage their businesses, whether through use of the common operating system or through monitoring and aligning cost-saving opportunities through the Company's new wholesaler relationship. The Company's strategy is to get its business units through the most disruptive aspects of the accelerated change process quickly (at a cost of near-term negative effects on overall results), to accelerate the opportunity for substantial performance improvement. There can be no assurance that results to date with ACT initiatives are indicative of future results, that subsequent ACT programs or other business or competitive events will not affect the future performance of the Company's business units, or that near-term benefits of ACT initiatives will be sustainable.

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

     As predicted by the Company's public disclosures made at the end of fiscal 1999, the expenses associated with the Company's accelerated change programs have had a negative effect on its results during the first three quarters of fiscal 2000. These expenses consist primarily of additional selling, general, and administrative expenses related to outside resources to refine the Company's financial and operating change management strategies. See "- Consolidated Results of Operations." The Company also has significantly increased spending on information technology and e-commerce activities. In addition, the Company expects that over the near term these initiatives will continue to produce short-term costs that will offset all or a part of expected reductions in overall expense levels. Accelerated implementation of the changes also may result in additional charges including severance costs, facility closure costs, and write-downs or write-offs of goodwill and other assets.

     As part of its accelerated change process, the Company implemented a "fix, sell, or close" strategy. This strategy includes two basic components: (1) Non-core businesses that the Company intends to sell are identified, placed into an active disposition process, and managed separately from the Company's core businesses until the disposition is completed; and (2) the Company assigns dedicated groups of employees (sometimes assisted by outside consultants) to improve the performance of underperforming core businesses, often involving the intensive application of various ACT initiatives. Where the Company decides that an underperforming unit cannot be brought to an acceptable level of performance within a reasonable time and with an efficient level of investment, that unit may be sold or closed.

CONSOLIDATED RESULTS OF OPERATIONS

     THREE MONTHS ENDED JANUARY 22, 2000 COMPARED TO THREE MONTHS ENDED
       JANUARY 23, 1999

     Revenues decreased 7.7%, from $676.6 million for the three months ended January 23, 1999, to $624.4 million for the three months ended January 22, 2000. The decrease in revenues was due primarily to the anticipated residual effect of the loss of a number of large office supply accounts in North America during fiscal 1999, sales force and customer service turnover in certain locations, reduced attention to new business generation as locations focused on serving existing customers during periods of operational disruption, a decline in furniture revenue primarily from transitions in product offerings, and the disposal or closure of fourteen businesses since the beginning of the third quarter of fiscal 1999. See "- Introduction - Factors Affecting Comparability Accelerated Change Activities." The decrease was partially offset by the inclusion of revenues from four companies acquired in business combinations accounted for under the purchase method after the beginning of the third quarter of fiscal 1999 (the "3Q Purchased Companies"). On a pro forma basis, adjusted for the fluctuation in the New Zealand and Australian dollars, revenues increased 0.4%.

     Since the beginning of the 1999 calendar year, the Company has devoted substantial additional personnel and resources to the development of focused sales and service initiatives for larger regional and national customers. During fiscal 2000, in the large account segment (which the Company defines as accounts purchasing at least $180,000 per year from the Company) annualized revenue gains exceeded annualized revenue lost. Because revenue from large accounts has dissipated more quickly than revenue from new accounts has been added (typically because new accounts phase in business over time), the Company's results have not yet reflected the benefits of net large account gains. In view of the highly competitive nature of this customer segment, there can be no assurance that the Company will continue to be able to gain revenue in the large account segment or that such business can be maintained on a profitable basis.

     Gross profit decreased 9.9%, from $194.1 million for the three months ended January 23, 1999, to $174.8 million for the three months ended January 22, 2000. The decrease in gross profit is largely related to the decrease in revenues. As a percentage of revenues, gross profit decreased from 28.7% for the three months ended January 23, 1999, to 28.0% for the three months ended January 22, 2000. The decrease in gross profit as a percentage of revenues is primarily the result of declines in the North American Office Supplies business. These declines resulted from increased costs incurred to remedy or remediate quality and service disruptions resulting from the transition to a new wholesaler relationship during the third fiscal quarter, as well as from increases in the costs of paper and toner that were not passed on to customers during the third fiscal quarter. These declines were partially offset by the disposal or closure of certain lower margin businesses since the beginning of the third quarter of fiscal 1999.

     Selling, general and administrative expenses increased 2.5%, from $154.0 million for the three months ended January 23, 1999, to $157.9 million for the three months ended January 22, 2000. Selling, general and administrative expenses as a percentage of revenues increased from 22.8% for the three months ended January 23, 1999, to 25.3% for the three months ended January 22, 2000. The increase in selling, general and administrative expenses was due to several factors, including (i) costs of $5.0 million, including outside consulting fees of approximately $4.1 million, associated with the Company's ACTs (See "Introduction - Factors Affecting Comparability - Accelerated Change Activities" for a discussion of ACTs); (ii) information technology initiatives of approximately $0.6 million at MBE related to the roll-out of a national point-of-sale system, a customer data warehouse and a satellite communication system; (iii) approximately $1.7 million related to the Company's e-commerce initiatives in North America; and (iv) other costs related to the internal information technology group and strengthening of the Company's management team. The ACT related costs of $5.0 million and information technology initiatives at MBE of $0.6 million qualify as non-recurring charges under the terms of the Company's bank credit agreement and are added back to EBITDA for the purpose of calculating compliance with financial covenants. The Company's bank credit agreement permits similar non-recurring charges in fiscal 2001. However, the Company cannot yet predict either the nature or amount of such non-recurring charges in fiscal 2001.

     The Company recorded operating restructuring costs of $5.0 million and $0.7 million during the three months ended January 23, 1999, and January 22, 2000, respectively, related to the approval and commencement of restructuring plans at a limited number of operating locations. These plans relate primarily to the consolidation of facilities and job functions, and include the costs of exiting such facilities and severance to employees who have been notified that their jobs will be eliminated. The Company is continuing to develop and review additional plans and expects to record additional operating restructuring-related costs in the future.

     Interest expense, net of interest income, decreased 1.4%, from $28.6 million for the three months ended January 23, 1999, to $28.2 million for the three months ended January 22, 2000. This decrease is due primarily to the lower average level of outstanding borrowings during this year's third fiscal quarter as compared to last year's third fiscal quarter.

     The Company recorded an unrealized foreign currency transaction loss of $0.1 million during the three months ended January 22, 2000. This loss represents the impact of the devaluation of the New Zealand dollar (NZD) on approximately $200 million of NZD denominated intercompany loans and $170 million of USD denominated intercompany loans to, and the related accrued interest due from, the Blue Star Group. The New Zealand dollar declined from approximately USD $.515 at October 23, 1999 to approximately USD $.514 at January 22, 2000. The recognition of the loss in the statement of operations is the result of a change in accounting policy related to such loans effective the beginning of fiscal 2000. During fiscal 1999, the Company considered its intercompany loans to the Blue Star Group to be permanent in nature and, therefore, the unrealized currency transaction gains and losses related to the intercompany loans were recorded as a component of stockholders' equity on the balance sheet. Effective April 25, 1999, the Company changed its perspective on the Blue Star Group operations and no longer considers the intercompany loans to be permanent in nature. Accordingly, the Company has recorded the unrealized foreign currency transaction loss related to its intercompany loans with the Blue Star Group as a component of the loss from continuing operations in the statement of operations for fiscal 2000.

     The Company recorded a loss on sale of businesses of $7.8 million for the three months ended January 22, 2000. This loss represents a $19.1 million loss on the sale of 60% of Business Solutions, partially offset by an aggregate gain of $11.3 million on the sale of two businesses in North America. The $19.1 million loss on the sale of 60% of Business Solutions included the realization of $13.7 million in currency translation losses related to the decline in the New Zealand dollar since the dates Business Solutions' businesses were acquired. Such amounts were previously recorded as a reduction to stockholders' equity. The Company recognized a $5.0 million loss on the sale of an under-performing technology business in New Zealand during the three months ended January 23, 1999.

     Other expense increased from $1.1 million for the three months ended January 23, 1999, to $4.4 million for the three months ended January 22, 2000. Other expense includes the Company's 49% equity interest in the net loss of Dudley and miscellaneous other income and expense items. The increase of $3.3 million is due primarily to the Company's share of Dudley's reported net loss of approximately $3.9 million for the three months ended January 22, 2000, compared to the Company's share of Dudley's reported net loss of approximately $0.6 million for the three months ended January 23, 1999. The Company's share of the loss reported by Dudley during the three months ended January 22, 2000 includes a charge of approximately $1.8 million related to the write-down of Dudley's investment in an office supplies related joint venture in Poland. The balance of the Company's share of Dudley's loss relates to the continued negative effects on Dudley's results of the start-up of its new national distribution facility in London and the implementation of a new enterprise wide computer system. These activities resulted in reduced sales due to reduced customer service levels and increased costs. Dudley has taken steps to improve customer service, and has launched a new sales growth program. There can be no assurance that the new sales efforts will be successful, and the Company expects the losses at Dudley to continue for at least another two quarters.

     Income taxes changed from a provision of $3.6 million for the three months ended January 23, 1999, to a benefit of $10.0 million for the three months ended January 22, 2000, reflecting an effective income tax provision rate of 40.8% and an effective income tax benefit rate of 27.5%, respectively. The increase in the income tax benefit is primarily the result of the increase in the loss from continuing operations before (benefit from) provision for income taxes and extraordinary items of $8.9 million for the three months ended January 23, 1999, to $36.2 million for the three months ended January 22, 2000. The benefit from income taxes for the three months ended January 22, 2000, reflects the recording of a tax benefit at the federal statutory rate of 35%, plus appropriate adjustments for state, local and foreign taxes. In addition, the effective income tax benefit rate was reduced to reflect the incurrence of non-deductible expenses, which consisted primarily of goodwill amortization expense.

     The provision for income taxes for the three months ended January 23, 1999 reflects the net impact of (i) an income tax provision of 180.0% on the results from continuing operations, excluding the operating restructuring costs and loss on the sale of the business in New Zealand; and (ii) an income tax benefit on the operating restructuring costs ($5.0 million) and the loss on the sale of a businesses in New Zealand ($5.0 million), as the Company believes that such costs will be deductible for income tax purposes. The
180.0% effective tax rate discussed above reflects the recording of an income tax provision at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective tax rate was increased to reflect the incurrence of non-deductible goodwill amortization expense.

     The extraordinary gain, net of income taxes, of $9.1 million for the three months ended January 22, 2000, represents the gain on the repurchase of $37 million of 2008 Notes, for approximately $20 million, which represented 54.75% of par value. See "Liquidity and Capital Resources - Long-Term Debt."

     NINE MONTHS ENDED JANUARY 22, 2000 COMPARED TO NINE MONTHS ENDED
      JANUARY 23, 1999

     Revenues decreased 5.6% from $2,005.8 million for the nine months ended January 23, 1999 to $1,892.5 million for the nine months ended January 22, 2000. The decrease in revenues was primarily due to the residual effect of the loss of a number of large office supply accounts in North America during fiscal 1999, sales force and customer service turnover in certain locations, a decline in furniture revenue primarily from transitions in our product offerings, and the disposal or closure of fourteen businesses since the beginning of the third quarter of fiscal 1999. The decrease was partially offset by the inclusion of revenues from 23 companies acquired in business combinations accounted for under the purchase method after the beginning of the first quarter of fiscal 1999 (the "Purchased Companies"). On a pro forma basis, adjusted for the fluctuation in the New Zealand and Australian dollars, revenues decreased 1.4%.

     Gross profit decreased 5.0% from $556.8 million for the nine months ended January 23, 1999 to $528.7 million for the three months ended January 22, 2000. The decrease in gross profit is directly related to the decrease in revenues. As a percentage of revenues, gross profit increased from 27.8% for the nine months ended January 23, 1999 to 27.9% for the nine months ended January 22, 2000.

     Selling, general and administrative expenses increased 5.2% from $453.5 million for the nine months ended January 23, 1999 to $477.3 million for the nine months ended January 22, 2000. Selling, general and administrative expenses as a percentage of revenues increased from 22.6% for the nine months ended January 23, 1999 to 25.2% for the nine months ended January 22, 2000. The increase in selling, general and administrative expenses was due to several factors, including (i) costs of $11.8 million, including outside consulting fees of approximately $10.5 million, associated with the Company's ACTs (See "-Introduction" for a discussion of ACTs); (ii) information technology initiatives of approximately $4.8 million at MBE related to the roll-out of a national point of sale system, a customer data warehouse and a satellite communication system; (iii) approximately $3.8 million related to the Company's e-commerce initiatives in North America; and (iv) other costs related to the internal information technology group and strengthening of the Company's management team. The ACT related costs of $11.8 million and information technology initiatives at MBE of $4.8 million qualify as non-recurring charges under the terms of the Company's bank credit agreement and are added back to EBITDA for the purpose of calculating compliance with financial covenants.

     The Company recorded operating restructuring costs of $17.2 million and $7.8 million during the nine months ended January 23, 1999, and January 22, 2000, respectively related to the approval and commencement of restructuring plans at a limited number of operating locations.

     In conjunction with the completion of the Strategic Restructuring Plan, the Company incurred non-recurring costs from continuing operations of approximately $97.5 million during the nine months ended January 23, 1999, $70.4 million of which were non-cash. In addition, approximately $11.7 million in such costs were incurred by the Spin-Off Companies and were included in the results of discontinued operations. The Strategic Restructuring Plan costs related to continuing operations consisted of: (i) compensation expense of approximately $50.8 million ($49.9 million of which was non-cash) related to the difference between the exercise prices of employee stock options underlying shares that were accepted in the Company's equity tender offer and the purchase price of such shares in the equity tender offer; (ii) professional fees (including accounting, legal, investment banking and printing fees) of approximately $26.2 million; and (iii) a non-cash expense of approximately $20.5 million resulting from the issuance of incremental shares of common stock related to the temporary, effective reduction in the conversion price of the Company's 5 1/2% convertible subordinated notes due 2001 (the "2001 Notes"), which the Company made as part of an exchange offer for the 2001 Notes.

     Interest expense, net of interest income, increased 8.6% from $75.7 million for the nine months ended January 23, 1999, to $82.2 million for the nine months ended January 22, 2000. This increase is due primarily to the timing of the completion of the Strategic Restructuring Plan and the related financing transactions (see Note 1 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), which resulted in a significant increase in both the amount of debt outstanding and the average interest rate related to such debt. Because these transactions occurred in June 1998, interest expense related to the increased debt and higher interest rates was reflected for only approximately seven and one-half months of the nine month period ended January 23, 1999 and was reflected for the entire nine-month period ended January 22, 2000.

     The Company recorded an unrealized foreign currency transaction loss of $25.9 million during the nine months ended January 22, 2000. This loss represents the impact of the devaluation of the New Zealand dollar on approximately $200 million of NZD denominated and $170 million of USD denominated intercompany loans to, and the related accrued interest due from, the Blue Star Group. The New Zealand dollar declined from approximately USD $.551 at April 24, 1999 to approximately USD $.514 at January 22, 2000.

     The loss on sale of businesses of $11.8 million for the nine months ended January 22, 2000 represents the net impact of gains and losses on the sale of six businesses in North America and two businesses in New Zealand and Australia and includes losses on the disposal of various real estate properties in New Zealand. In the nine months ended January 23, 1999, the Company recognized a $7.5 million loss on the sale of businesses in New Zealand.

     Other expense increased from $45,000 for the nine months ended January 23, 1999, to $7.0 million for the nine months ended January 22, 2000. The increase of $7.0 million is due primarily to the Company's share of Dudley's reported net loss of approximately $5.7 million for the nine months ended January 22, 2000, compared to the Company's share of Dudley's reported net income of approximately $1.1 million for the nine months ended January 23, 1999.

     Benefit from income taxes increased from $16.0 million for the nine months ended January 23, 1999, to $26.3 million for the nine months ended January 22, 2000, reflecting effective income tax benefit rates of 13.8% and 24.5%, respectively. The increase in the benefit from income taxes for the nine months ended January 22, 2000 is primarily the result of an increase in the Company's taxable loss (defined as the loss from continuing operations before benefit from income taxes and extraordinary items less non-deductible expenses). Taxable loss increased even though the loss from continuing operations before benefit from income taxes and extraordinary items of $107.4 million for the nine month period ended January 22, 2000 is less than the loss for continuing operations before benefit from income taxes and extraordinary items of $116.0 million for the nine month period ended January 23, 1999. This is because the results for the nine month period ended January 23, 1999 included a significant amount of non-deductible expenses, including approximately half of the Strategic Restructuring Plan costs and operating restructuring costs.

     Loss from discontinued operations totaled $1.3 million for the nine months ended January 23, 1999. See Note 2 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

     The extraordinary gain, net of income taxes, of $9.1 million for the nine months ended January 22, 2000, represents the gain on the repurchase of $37 million of 2008 Notes, for approximately $20 million, which represented 54.75% of par value.

     The extraordinary loss, net of income taxes, of $269,000 during the nine months ended January 23, 1999, represents the aggregate of several extraordinary items, all of which involve indebtedness that the Company either repaid or converted into equity in connection with the Strategic Restructuring Plan and the related financing transactions. The primary components of this extraordinary loss are: (i) the pre-tax non-cash write-offs of $5.2 million, $4.7 million and $2.9 million of debt issue costs incurred in conjunction with the issuance of the Company's 5 1/2% convertible subordinated notes due 2003 (the "2003 Notes"), the former credit facility and the issuance of the 2001 Notes, respectively; and
(ii) a pre-tax gain of $12.2 million related to the early extinguishment of $222.2 million of 2003 Notes at a purchase price of 94.5% of the principal amount.

BUSINESS SEGMENT RESULTS OF OPERATIONS

     The following compares revenues and EBITDA (as defined in "- Introduction") for each of the Company's reportable business segments. For a definition of each of the reportable business segments, see Note 6 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

     THREE MONTHS ENDED JANUARY 22, 2000 COMPARED TO THREE MONTHS ENDED
       JANUARY 23, 1999

     NORTH AMERICAN OFFICE SUPPLIES - Revenues for the three months ended January 22, 2000 decreased 2.3% on a historical basis and 2.7% on a pro forma basis versus the three months ended January 23, 1999. The decreases in revenues are due primarily to the impact of the anticipated residual effect of the loss of a number of large office supply accounts during fiscal 1999, sales force and customer service turnover in certain locations, as well as reduced attention to new business generation as locations focused on serving existing customers during periods of operational disruption. EBITDA for the three months ended January 22, 2000 decreased 48.3%, on a historical basis, versus the three months ended January 23, 1999. The decrease in EBITDA is primarily the result of various operating disruptions to the office supply businesses during the three months ended January 22, 2000. These disruptions, which negatively affected revenues and gross margins and increased costs, included system conversions, warehouse and customer service center consolidations, and the conversion of several locations to a new wholesaler relationship. In addition, increases in the cost of certain office products, such as paper and toner, were not passed on to customers in a timely manner and resulted in reduced gross margins.

     NORTH AMERICAN OFFICE FURNITURE - Revenues for the three months ended January 22, 2000 decreased 11.5% on a historical basis and 4.3% on a pro forma basis versus the three months ended January 23, 1999. The decreases in revenues are due primarily to the impact on sales efforts of the transition of certain furniture locations to new product lines or new organizational or managerial structures. EBITDA for the three months ended January 22, 2000 decreased 8.3% on a historical basis versus the three months ended January 23, 1999. This decrease in EBITDA was a direct result of the decrease in revenues, offset by improvements in general and administrative expenses.

     OTHER NORTH AMERICAN OPERATIONS - Revenues for the three months ended January 22, 2000 decreased 33.7% on a historical basis versus the three months ended January 23, 1999. The decrease in historical revenues is primarily the result of the sale of four non-core businesses with aggregate annual revenues of approximately $129.7 million during the quarter. On a pro forma basis, revenues for the three months ended January 22, 2000 increased 1.9%. EBITDA for the three months ended January 22, 2000 decreased $12.7 million on a historical basis versus the three months ended January 23, 1999. The decline in EBITDA is due primarily to the sale of non-core businesses and to increases in costs associated with (i) the addition of internal and external resources to assist the Company's ACTs implement initiatives, which have not been allocated to the office supplies and furniture groups, and (ii) the development and implementation of an e-commerce strategy for the Company.

     MBE - Revenues for the three months ended January 22, 2000 increased 6.9% on both a historical and pro forma basis versus the three months ended January 23, 1999. The increase in revenues is primarily due to growth in royalties received from franchisees and the sale of products and equipment to franchisees, as MBE continues to grow the number of MBE franchised centers open around the world. EBITDA for the three months ended January 22, 2000 increased approximately $0.7 million, or 10.5%, on a historical basis versus the three months ended January 23, 1999. This increase in EBITDA is partially offset by the incurrence of costs associated with the roll-out of MBE's information technology initiatives, which totaled $0.6 million during the three months ended January 22, 2000. MBE's information technology initiatives include the roll-out of a national point of sale system and a satellite communication system to its domestic franchisees and the development of a customer data warehouse.

     BLUE STAR GROUP - Revenues for the three months ended January 22, 2000 decreased 3.9% on a historical basis and increased 6.3% on a pro forma, currency-adjusted basis versus the three months ended January 23, 1999. The increase in revenues on a pro forma, currency-adjusted basis was the result of a strong holiday season for the retail division, as well as revenue growth in both the office supplies and print divisions. EBITDA for the three months ended January 22, 2000 decreased 15.0% on a historical basis and declined 9.3% on a pro forma currency adjusted basis versus the three months ended January 23, 1999, due primarily to underperforming Australian and certain New Zealand office supply operations and to increased operating expenses in the New Zealand retail operations.

     CORPORATE - EBITDA for the three months ended January 22, 2000 increased approximately $1.9 million versus the three months ended January 23, 1999.

     NINE MONTHS ENDED JANUARY 22, 2000 COMPARED TO NINE MONTHS ENDED
       JANUARY 23, 1999

     NORTH AMERICAN OFFICE SUPPLIES - Revenues for the nine months ended January 22, 2000 decreased 2.0% on a historical basis and 3.0% on a pro forma basis versus the nine months ended January 23, 1999. The decreases in revenues are due primarily to the impact of the anticipated residual effect of the loss of a number of large office supply accounts during fiscal 1999, sales force and customer service turnover in certain locations, as well as reduced attention to new business generation as locations focused on serving existing customers during periods of operational disruption. EBITDA for the nine months ended January 22, 2000 decreased 15.8% on a historical basis versus the nine months ended January 23, 1999. The decrease in EBITDA is primarily the result of various operating disruptions to the office supply businesses during the three months ended January 22, 2000. These disruptions, which negatively affected revenues and gross margins and increased costs, included system conversions, warehouse and customer service center consolidations, and the conversion of several locations to a new wholesaler relationship. In addition, increases in the cost of certain office products, such as paper and toner, were not passed on to customers in a timely manner and resulted in reduced gross margins.

     NORTH AMERICAN OFFICE FURNITURE - Revenues for the nine months ended January 22, 2000 decreased 12.2% on a historical basis and 9.6% on a pro forma basis versus the nine months ended January 23, 1999. The decreases in revenues are due primarily to the uneven timing of contract furniture projects and to the impact on sales efforts of the transition of certain furniture locations to new product lines or new organizational or managerial structures. EBITDA for the nine months ended January 22, 2000 decreased $2.3 million, or 15.4%, on a historical basis, versus the nine months ended January 23, 1999. The significant decrease in EBITDA was driven primarily by the decline in revenues, offset by a decrease in selling, general and administrative costs and improved performance of previously underperforming locations.

     OTHER NORTH AMERICAN OPERATIONS - Revenues for the nine months ended January 22, 2000 decreased 24.4% on a historical basis and increased 2.9% on a pro forma basis versus the nine months ended January 23, 1999. The decrease in historical revenues is primarily the result of the sale of four non-core businesses with aggregate annual revenues of approximately $129.7 million during the nine months ended January 22, 2000. On a historical basis, EBITDA for the nine months ended January 22, 2000 decreased $27.0 million versus the nine months ended January 23, 1999. The decline in EBITDA is due primarily to the sale of the four non-core businesses and to increases in costs associated with
(i) the addition of internal and external resources to assist the Company's ACTs implement initiatives, which have not been allocated to the office supplies and furniture groups, and (ii) the development and implementation of an e-commerce strategy for the Company.

     MBE - Revenues for the nine months ended January 22, 2000 increased 10.7% on both a historical and pro forma basis versus the nine months ended January 23, 1999. The increase in revenues is primarily due to growth in royalties received from franchisees and the sale of products and equipment to franchisees, as MBE continues to grow the number of MBE franchised centers open around the world. EBITDA for the nine months ended January 22, 2000 decreased approximately $2.4 million, or 14.6%, on a historical basis, versus the nine months ended January 23, 1999. This decline is the result of the incurrence of costs associated with the roll-out of MBE's information technology initiatives, which totaled $4.8 million during the nine months ended January 22, 2000, partially offset by the impact of increased revenues.

     BLUE STAR GROUP - Revenues for the nine months ended January 22, 2000 decreased 0.9% on a historical basis and increased 4.0% on a pro forma currency adjusted basis versus the nine months ended January 23, 1999. The increase in pro forma currency adjusted revenues is due primarily to sales growth in the print and consumer retailing divisions, partially offset by a decline in the Australian and New Zealand office supplies division. EBITDA for the nine months ended January 22, 2000 decreased 12.2% on a historical basis and declined 14.4% on a pro forma currency adjusted basis versus the nine months ended January 23, 1999, due primarily to underperforming Australian and certain New Zealand office supply operations and to increased operating expenses in the New Zealand retail operations.

     CORPORATE - EBITDA for the nine months ended January 22, 2000 decreased approximately $1.6 million, on a historical basis, versus the nine months ended January 23, 1999. The decrease is primarily the result of an overall higher level of general and administrative costs, as the Company has expanded and strengthened its corporate management team.

LIQUIDITY AND CAPITAL RESOURCES

     CASH AND WORKING CAPITAL

     At January 22, 2000, the Company had cash of $23.5 million. Cash decreased $52.6 million from $76.1 million at April 24, 1999, due primarily to the payment of $84.1 million in interest, $51.5 million of net capital expenditures, $9.3 million to acquire a business, and the repayment of $111.4 million of debt, partially offset by $56.6 million in borrowings, a $17.4 million income tax refund, and $103.3 million in proceeds from sales of businesses and real estate.

     At January 22, 2000, the Company had working capital of $225.7 million. Working capital decreased $133.2 million from $358.9 million at April 24, 1999. The decrease in working capital was primarily the result of the sale of eight businesses during the nine months ended January 22, 2000, additional short-term borrowings, accounts payable management, and the receipt of an income tax refund in the second quarter of fiscal 2000.

     LONG-TERM DEBT

     The Company's credit facility (the "Credit Facility") provides for an aggregate principal amount of $1,025.0 million, consisting of (i) a seven-year multi-draw term loan facility totaling $50.0 million, (ii) a seven-year revolving credit facility totaling $200.0 million, (iii) a seven-year term loan facility totaling $100.0 million, and (iv) an eight-year term loan facility totaling $675.0 million. See Note 1 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In connection with the completion of the Strategic Restructuring Plan and the related financing transactions, the Company borrowed the full amount of the two single-draw term loan facilities. Interest rates on borrowings bear interest, at the Company's option, at the lending bank's base rate plus an applicable margin of up to 1.50%, or a eurodollar rate plus an applicable margin of up to 2.50%. The Company's obligations under the Credit Facility are guaranteed by its present domestic subsidiaries; future material domestic subsidiaries will also be required to guarantee these obligations. The Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries; future material domestic subsidiaries also will be required to pledge their assets as collateral. The Company is required to enter into arrangements to ensure that the effective interest rate paid by the Company on at least 50% of the aggregate amount outstanding under the Credit Facility and the Company's 9 3/4% senior subordinated notes due 2008 (the "2008 Notes") was at a fixed rate of interest. As a result, the Company has entered into interest rate swap arrangements to limit the LIBOR-based interest rate exposure on $500.0 million of the outstanding balance under the Credit Facility to rates ranging from 5.7% to 6.0%. The interest rate swap agreements expire over a period ranging from 2001 to 2003. As a result of these swap agreements (and including the fixed-rate 2008 Notes), the Company has fixed the interest rates on $878.2 million (78.2%) of the total debt outstanding at January 22, 2000. At the Company's current debt levels, a hypothetical 10% increase in the weighted average interest rate would result in approximately $1.3 million, net of taxes, of additional interest expense on an annual basis.

     During the three month period ended January 22, 2000, the Company completed three business dispositions for total cash proceeds of $89.7 million. In accordance with the terms of the Credit Facility, the Company used these proceeds, net of certain disposition-related expenses of $1.1 million, to repay $9.8 million of the balance outstanding under the seven-year term loan facility and to repay $78.8 million of the balance outstanding under the eight-year term loan facility.

     At January 22, 2000, the Company had total debt outstanding of $1,122.9 million and had undrawn borrowings of $134.6 million under the revolving credit facility and of $50.0 million under the multi-draw term loan facility. The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at January 22, 2000, was approximately $1.5 billion.

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

     In January 2000, the Company repurchased $37.0 million of the 2008 Notes for approximately $20 million, which represents 54.75% of par value, and recorded a $9.1 million extraordinary gain, net of taxes, on the transaction. In November 1999, the Company's Board of Directors authorized the repurchase of up to $50.0 million principal amount of the 2008 Notes from time to time in privately-negotiated transactions. The Company may from time to time make such additional repurchases in its discretion, but there can be no assurances as to whether, when or to what extent such additional repurchases will be made. The Credit Facility allows the Company to use up to approximately $50.0 million in aggregate to fund one or more of the following: the repurchase of a portion of the 2008 Notes or capital expenditures in excess of annual covenant limits.

     STOCKHOLDERS' EQUITY

     In May 1999, MBE invested $4.0 million to acquire a 17% interest in iShip.com, a provider of web-based shipping solutions. In October 1999, Stamps.com announced an agreement to purchase iShip.com for 8.0 million shares of Stamps.com stock. The transaction is expected to close during the first calendar quarter of 2000. The equity value of MBE's investment in iShip.com, based on the number of Stamps.com shares it would receive in the merger transaction, was approximately $34.9 million as of March 3, 2000. MBE also has the right to earn performance-based warrants for additional shares of Stamps.com stock. Since the Company does not consider its investment in iShip.com to be a trading security, the gain on the transaction will be recorded as other comprehensive income, a component of stockholders' equity. If the Company does liquidate its investment, any resulting gain would be recognized in the consolidated statement of operations.

     FOREIGN CURRENCY

     The New Zealand and Australian dollars weakened against the USD during the three and nine month periods ended January 22, 2000. This resulted in unrealized foreign currency transaction losses of $0.1 million and $25.9 million for the three and nine month periods ended January 22, 2000, respectively. See "- Consolidated Results of Operations." If exchange rates continue to decline, the Company will continue to record unrealized foreign currency transaction losses resulting from the further devaluation of the Company's intercompany loans with the Blue Star Group. Subsequent to January 22, 2000, the New Zealand dollar continued to weaken against the USD. As of March 3, 2000 the New Zealand dollar equaled USD $0.488 (down from USD $0.514 at January 22, 2000).

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

     CASH FLOWS

     The Company anticipates its cash on hand, cash flows from operations and borrowings available from the Company's Credit Facility will be sufficient to meet its liquidity requirements for its operations, capital expenditures and additional debt service obligations for the remainder of the fiscal year. The Company does not currently anticipate that any future restructuring costs related to the Company's planned cost reduction measures, coupled with the expected effects of such cost reduction measures, would have a material adverse effect on the Company's liquidity or cash flows. See "- Introduction." The Company had net capital expenditures of $51.5 million during the nine months ended January 22, 2000, and anticipates additional capital expenditures of approximately $8-$10 million in the fourth quarter of fiscal 2000. The anticipated capital expenditures will primarily support the Company's information systems development, e-commerce initiatives, and the consolidation of certain administrative functions.

     During the nine months ended January 22, 2000, net cash used in operating activities was $35.9 million. This use of cash included the payment of $84.1 million in interest expenses that became payable during the nine months ended January 22, 2000. Net cash provided by investing activities was $37.8 million, primarily related to proceeds from the sale of businesses and real estate of $103.3 million, partially offset by $51.5 million used for net additions to property and equipment and $9.3 million used to acquire a business. Net borrowings decreased $54.8 million during the nine months ended January 22, 2000, primarily due to the use of $88.6 million of the proceeds from the sale of businesses in the third fiscal quarter to repay a portion of the balances outstanding under the seven-year and eight-year term loan facilities.

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

YEAR 2000 COMPLIANCE

     The Company carried out a process to assess Year 2000 compliance of its systems and the systems of major vendors and third-party service providers, and remediated any non-compliance of its systems. The Company did not experience any disruptions in service or its ability to conduct business as the result of any system non-compliance with the Year 2000.

     Prior to the Year 2000 readiness project, the Company initiated a common system project for hardware and software systems. As a result of this project, the Company replaced several systems.

     As described below, each of the Company's North American, MBE, Blue Star Group and Dudley operations performed its own Year 2000 readiness review.

NORTH AMERICAN OPERATIONS

     The Year 2000 compliance process in the Company's North American operations (excluding MBE) involved three phases, as described below.

     PHASE ONE--INVENTORY AND PLANNING

     The Company completed this phase in May 1998. In this phase, the Company inventoried all hardware and software that potentially was susceptible to Year 2000 problems, prepared plans for assessing compliance and for completing remediation, and prepared vendor and supplier compliance surveys.

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

     PHASE THREE--REMEDIATION AND TESTING

     In this phase, the Company deployed plans for elimination, upgrade, replacement or modification of non-compliant systems, and testing compliance. Verification and testing were completed in December 1999.

     The Company's Trinity system, which is the core information management and processing system for its North American office supplies operations, is Year 2000 compliant. The Company is installing this system throughout its office supplies operations, and completed its Trinity installation plans for substantially all of its office supplies businesses by December 1999. Some North American locations (including those in the furniture, vending, and office coffee businesses) will continue to use operating systems other than Trinity after the end of 1999. Therefore, the Company has assessed the compliance of other systems used by its North American operating subsidiaries. The Company determined that some of the systems used by its North American subsidiaries were not Year 2000 compliant, but the Company believes these systems were made compliant without material expense.

     The Company received compliance statements from approximately 90% of its primary supply vendors. Based on these statements, the Company believes that most supply vendors who responded are Year 2000 compliant. The Company identified some vendors as fitting a "concerned" profile due to late compliance dates or because responses indicated some possibility of poor planning. The Company communicated with each of these vendors to remediate these concerns. Failure of these vendors to reach Year 2000 compliance or remediate prior to the century change did not have a material adverse effect on the Company's performance. With regard to products, the Company cannot warrant Year 2000 compliance for products sold and distributed by the Company and its subsidiaries. Products are procured from vendors and manufacturers for sale and distribution to our customers. The Company does not believe it faces material liability from non-compliance with respect to these products.

     The Company did not experience any system failures as a result of Year 2000 non-compliance and the Company does not expect that any disruptions will arise in the future. However, there can be no assurances that Year 2000 related disruptions will not arise in the future. If any such disruption occurs, the Company may be forced to rely on contingency plans it developed prior to January 1, 2000, though it has not and does not intend to update these plans.

The Company did not lose the ability to process or fulfill its customers' orders and conducted its ordinary course of the business without disruption. The Company did not have to utilize its contingency plans, which were completed in mid-December 1999. The Company's contingency plans included the use of alternative product suppliers, reliance on alternative warehouse and delivery locations and methods within the Company (in the case of a local or regional Year 2000 problem), and the use of back-up or alternative communication methods.

     For North America, the Company's assessment and remediation of Year 2000 compliance issues had a budget of less than $1.0 million, and expenses were less than expected. The Company does not currently expect that future expenses for assessment or remediation will be material.

MBE, BLUE STAR GROUP AND DUDLEY

     MBE addressed the Year 2000 readiness of software and hardware provided by MBE and used by MBE franchisees, as well as that used by MBE's corporate operations. MBE assessed and tested mission critical systems, and performed additional activities as summarized below. These efforts fell within three categories. First, MBE reviewed Year 2000 compliance as it relates to the software that MBE writes and provides to its franchisees. Second, MBE reviewed Year 2000 compliance as it relates to its internal hardware and software that it uses for the daily operations of its corporate business. Third, MBE reviewed Year 2000 compliance statements of major vendors of MBE and its franchisees, including statements of vendors that supply hardware to MBE that MBE re-sells to its franchisees.

     MBE creates proprietary software ("MBE Software") for its franchisees that are used for a variety of functions to operate an MBE center. Based on MBE's testing, the majority of this software is currently Year 2000 compliant. For the remaining MBE Software, MBE either (i) reprogrammed or upgraded such software, or (ii) no longer supports, and no longer requires franchisees to purchase and use, such software. MBE completed reprogramming in mid-December 1999. MBE did not experience a material adverse effect on its franchisees' or MBE's results of operations as a result of any Year 2000 non-compliance.

     MBE's franchisees may also use other software, not provided or recommended by MBE, and this software and/or its combinations with MBE Software may not be Year 2000 compliant. The franchisees are responsible for ensuring that software not provided by MBE is Year 2000 compliant both standing alone and in combination with MBE Software. MBE does not believe that the failure of franchisees to obtain Year 2000 compliance had a material adverse effect on MBE because franchisees have manual alternatives available. MBE's franchisees purchase or lease some hardware from MBE, which is provided to MBE by various manufacturers. MBE reviewed statements from the vendors of hardware currently being sold or leased to franchisees by MBE, and such statements indicated that such hardware is Year 2000 compliant.

     With respect to software and hardware used by MBE's corporate operations, MBE reported to the Company that some software products used by MBE for certain accounting and database functions, as well as some desktop computers, were not Year 2000 compliant. MBE and the providers of this software and hardware reprogrammed such software and upgraded such hardware. This process was completed in early December 1999. MBE brought its software and hardware that were not Year 2000 compliant into compliance within budgeted limits and without material expense. MBE did not experience any systems failures with respect to the software and hardware used by MBE in its corporate operations as a result of any Year 2000 non-compliance and does not expect any future disruptions. There can be no assurance, however, that Year 2000 related disruptions will not arise in the future.

     Much of MBE's hardware and software depends upon the proper interaction of various hardware, software and services furnished by third parties. While MBE performed Year 2000 readiness tests on its systems and obtained statements from its primary vendors, the vast array of combinations of MBE and third-party components (including those provided by franchisees), functions and entry and exit points made it impractical to test every aspect of the systems. MBE evaluated statements from its mission critical vendors to develop contingency plans in the event one or more of such vendors experienced a failure due to Year 2000 non-readiness. MBE completed such contingency plans during December 1999. However, the contingency plans were limited by the fact that there are only a small number of vendors providing shipping and delivery services on a national and worldwide scale; accordingly, alternative means of delivery were limited in the event one or more of MBE's major vendors experienced a failure due to Year 2000 non-compliance. None of MBE's major vendors experienced a failure due to Year 2000 non-compliance.

     The majority of systems used in New Zealand and Australia are Year 2000 compliant, and the majority of non-compliant systems were Year 2000 compliant by December 31, 1999. Blue Star surveyed its major vendors to determine such vendor's Year 2000 readiness. Some vendors failed to reply, but key vendors were identified and Blue Star obtained assurances from these vendors where potential exposure was deemed critical. These assurances appear to have been reliable, as none of Blue Star's vendors experienced a failure due to Year 2000 non-compliance.

     There were not any significant Year 2000 issues at Dudley.

     There can be no assurance that Year 2000 related disruptions will not arise in the future in the operations of Blue Star or Dudley.

     MBE, Blue Star, and Dudley did not segregate their expenses for Year 2000 compliance from other information technology costs, but these expenses did not exceed $4.0 million. MBE, Blue Star and the Company's interest in Dudley represent approximately one-third of the Company's consolidated revenues.

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

INFLATION

     The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1999 or the first three quarters of fiscal 2000.

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

     The U.S. dollar is the functional currency for the Company's consolidated results of operations and financial position. For the Company's subsidiaries in New Zealand, Australia and Canada, the functional currency is the NZD, AUD and CDN dollar, respectively. The functional currency of the Company's equity investment in the United Kingdom is the Pound Sterling. The cumulative transaction effects for the subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive loss in consolidated stockholders' equity, with the exception of the Company's $170 million U.S. dollar denominated and $200 million NZD denominated intercompany loans to, and the related accrued interest due from, the Blue Star Group. The impact of the fluctuation in the NZD and AUD dollars on these intercompany loans is reflected in the recognition of an unrealized foreign currency transaction gain or loss. The effect of a USD $.01 change in the NZD exchange rate would result in the recording of an unrealized foreign currency transaction gain or loss of approximately $8.5 million. In addition, as of January 22, 2000, the stockholders' equity of the Blue Star Group totaled $142.1 million.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Material litigation involving the Company is described in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended April 24, 1999, and the Company's quarterly reports for the three month periods ending July 24, 1999 and October 23, 1999. During the three months ended January 22, 2000, the following material developments occurred in the action described in the foregoing reports.

     An additional individual purporting to represent a class of stockholders who obtained shares of US Office Products common stock between June 5, 1997 and September 2, 1998 filed a complaint in the United States District Court for the District of Columbia on January 3, 2000, which has not been served on the Company. The factual allegations are essentially the same as those in the consolidated amended complaint filed on July 29, 1999, with respect to the ten putative class actions originally filed in late 1998 and early 1999. The action claims a violation by the Company of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The case has been consolidated with the other previously-filed lawsuits that had been transferred to and consolidated in the United States District Court for the District of Columbia and it (like the others) has been "administratively closed" pending the completion of mediation in those cases, which is ongoing.

     The Company is, from time to time, a party to other legal proceedings arising in the normal course of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 5.   OTHER INFORMATION

     In December 1999, Nasdaq informed the Company that because its common stock had traded below $5.00 per share for more than 30 consecutive trading days, the Company was not maintaining the minimum bid price requirement for continued quotation on the Nasdaq National Market System. Nasdaq also stated that if, prior to December 8, 1999, the Company was not in compliance with this requirement for 10 consecutive trading days, the Company's stock would be delisted at the opening of business on December 10, 1999. The Company was not in compliance with the minimum bid requirement prior to December 8, 1999. In an effort to maintain its listing, the Company appealed the decision to remove the Company from the Nasdaq National Market before the Nasdaq Listing U.S. Qualifications Panel (the "Panel"). In February 2000, the Panel granted the Company a 90-day exemption from the minimum bid requirement, through the beginning of May 2000. Management continues to explore its options during the exemption period in the event that the Company does not regain compliance with the National Market System listing requirements. These options include seeking further exemptive relief from Nasdaq, transferring to a different exchange (such as the Nasdaq Small Cap Market), or completing a reverse stock split in an effort to increase the minimum bid price for the Company's common stock to more than $5.00 per share. The Company has not made a final decision on what action it will take, and there can be no assurance as to whether any such action will be successful. If the Company's common stock were ultimately to be delisted, the delisting would likely adversely affect the stock's market price and liquidity of trading.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     10.1 Employment Agreement by and between US Office Products Company and Robert J. Herbolich.

     27   Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          U.S. OFFICE PRODUCTS COMPANY

          March 6, 2000                 By: /s/ Warren D. Feldberg
-----------------------                 --------------------------
               Date                     Warren D. Feldberg
                                        President and Chief Executive Officer

          March 6, 2000                 By: /s/ Joseph T. Doyle
-----------------------                 --------------------------
               Date                     Joseph T. Doyle
                                        Chief Financial Officer

                                  EXHIBIT INDEX

NO.               EXHIBIT


10.1   Employment Agreement by and between US Office Products Company and
       Robert J. Herbolich

27     Financial Data Schedule
