Form 10-K
period 2000-04-29
US OFFICE PRODUCTS CO
filed 2000-07-28
CIK 934852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 29, 2000

                        COMMISSION FILE NUMBER 000-25372
                            ------------------------

                           US OFFICE PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)

            DELAWARE                         52-1906050
(State or Other Jurisdiction of            I.R.S. Employer
 Incorporation or Organization)          Identification No.

1025 THOMAS JEFFERSON STREET, NW                20007
           SUITE 600E                        (Zip Code)
        WASHINGTON, D.C.
(Address of principal executive
            offices)

       Registrant's telephone number, including area code: (202) 339-6700

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE.

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $.001
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of July 20, 2000 was $23,088,501.

    As of July 20, 2000, 36,941,602 shares of the Registrant's common stock, $.001 par value per share, were outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE: PROXY STATEMENT FOR 2000 ANNUAL MEETING OF US OFFICE PRODUCTS COMPANY (TO BE FILED).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND," "MAY," "WILL" AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO US OFFICE PRODUCTS COMPANY ("US OFFICE PRODUCTS" OR THE "COMPANY") OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS AFFECTING THE COMPANY'S BUSINESS." THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

ITEM 1.  BUSINESS

GENERAL--LINES OF BUSINESS

    US Office Products is one of the world's leading suppliers of office products and business services to corporate customers. The Company serves a broad range of business customers, from large corporations to small businesses in North America, New Zealand, and Australia. The Company also owns Mail Boxes Etc., which franchises retail business, communications and postal service centers around the world ("MBE"). In addition, the Company owns 49% of Dudley Stationery Limited, the second largest contract stationer in the United Kingdom ("Dudley").

    US Office Products' headquarters offices are located at 1025 Thomas Jefferson Street, NW, Suite 600E, Washington, D.C. 20007 (telephone:
202-339-6700). US Office Products was organized in October 1994 and is incorporated in the State of Delaware.

    The Company's largest business unit is US Office Products--North America ("USOP--NA"). USOP--NA operates throughout most of the 48 contiguous United States. The Company formed USOP--NA in April 2000, when it brought its office supplies and office furniture businesses together under a single senior leadership team as part of a management reorganization at US Office Products. Within USOP--NA, the office supplies businesses continue to have a field-level management structure that is separate from the field-level management structure of the office furniture businesses. The Company believes that this organization preserves the benefits of a line-of-business management focus, while realizing the efficiency of having a single senior management staff responsible for the overall USOP--NA business.

    The Company's office supplies business operates as a contract stationer, delivering office products directly to customers' offices. See "--Market Overview." It also sells office supplies to walk-in customers, from retail outlets, in a small number of locations where the Company retains individual retail stores that it acquired as part of its purchases of contract stationery businesses and in the McWhorter's retail outlets that the Company operates in Northern California. Based upon revenues, the Company believes that USOP--NA is one of the largest contract stationers in the United States.

    The Company also sells a broad range of office furniture. This includes more expensive contract furniture, which is frequently manufactured on a custom basis for the buyer, as well as middle-market furniture, which typically is less expensive and is not usually custom-ordered. Based upon revenues, the Company believes that USOP--NA is one of the largest office furniture distributors in the United States.

    The Company's vending and office coffee service businesses are operated under the "USRefresh" name. Prior to December 1999, the Company's office coffee service businesses were managed together with the Company's office supplies businesses. The Company decided that office coffee service and vending could be managed more effectively as part of a single business unit, and in the third quarter of fiscal 2000 it brought the two lines of business together under a new senior leadership team. USRefresh has 25 locations serving customers in 21 states, as well as two office coffee service businesses in Canada. Based on revenues, the Company believes that USRefresh is one of the four largest vending businesses, and one of the three largest office coffee service businesses, in the United States.

    MBE, the world's largest franchisor of retail business, communications, and postal service centers, gives the Company a substantial presence in the rapidly growing small office/home office ("SOHO") market. MBE has approximately 4,200 locations in 29 countries around the world, including more than 3,400 in the United States. MBE has signed master license agreements in 67 countries.

    Outside of North America, the Company is a leading supplier of office products, commercial printing, and other business services in New Zealand and Australia, through its Blue Star Group Limited (New Zealand) and Blue Star Group Pty. Limited (Australia) subsidiaries (together, "Blue Star"). Blue Star also owns and operates the world's sixth largest bookstore chain, which includes Whitcoulls stores in New Zealand and the Angus & Robertson chain in Australia.

    USOP--NA, MBE, Blue Star, and Dudley operate a number of e-commerce sites through which they sell products and services to customers. In fiscal 2000 approximately $63 million of the Company's revenues came through these e-commerce portals. The Company expects that its online business will continue to grow in the future.

GENERAL--DEVELOPMENT OF THE BUSINESS

    From its founding in October 1994, the Company grew primarily through an aggressive acquisition program, which included the purchase of approximately 260 businesses in the United States and internationally. In June 1998, the Company completed a strategic restructuring as part of a process of moving from an acquisition-driven growth strategy to one focused on operational improvement within a narrower set of core businesses. For a description of the strategic restructuring, see Note 3 of the Notes to the Company's Consolidated Financial Statements, appearing elsewhere in this Annual Report. As part of the strategic restructuring, the Company incurred substantial additional leverage to help fund a tender offer to repurchase approximately $1.0 billion worth of its common stock.

    Since the completion of the strategic restructuring, the Company has focused on seeking to improve the operations of its existing businesses, rather than seeking to grow through acquisitions. The Company significantly reduced its acquisition activity early in fiscal 1999 and later suspended all acquisitions. The Company completed one acquisition in fiscal 2000 (a provider of information management and mail services in Australia). MBE has made a number of strategic investments in several business partners related to its strategy to develop its e-commerce business activities. See "--Mail Boxes Etc.--Technology/ E-Commerce Strategies." Although the Company may, in the future, consider selected strategic acquisition or investment opportunities, the terms of the Company's bank credit agreement strictly limit the amount the Company can spend on such activities without the approval of its lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 10 of the Notes to the Company's Consolidated Financial Statements appearing elsewhere in this Annual Report.

    During the second half of fiscal 1999 and throughout fiscal 2000, the Company pursued an aggressive program of implementing significant operating changes on an accelerated basis, primarily in its North American office supplies business. These included the installation of a common information system in virtually all of its North American office supplies locations, substantial facility consolidations, transition to one primary wholesaler under a new wholesaling program, revised working capital management, and reduced general and administrative spending. The Company also made a number of changes to its senior and mid-level management teams and reorganized the management structure of a number of its business units. These changes caused substantial disruption to the Company's business, resulting in lower-than-expected sales and gross margins and higher-than-expected expenses. It also contributed to higher employee turnover. The Company believes that many of the operational changes implemented in fiscal 2000 will be beneficial to its operations in the future. However, the business may not realize the anticipated cost savings or the projected operating improvements. In addition, while the Company believes that the most disruptive business changes are now behind it, the business may continue to be adversely affected by such changes for some future period. See "--US Office Products--North America--Operating and Business Strategies" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business."

    In response to the financial performance of the business in fiscal 2000 (particularly the North American office supplies business) and its high level of outstanding debt, the Company decided to modify its strategy toward the end of fiscal 2000. First, the Company announced its intention to accelerate efforts to seek the sale of some of its non-core business units and use the proceeds of the sales to reduce debt. This reduction in debt is intended to provide the Company's remaining businesses with greater liquidity and financial flexibility and to enhance their prospects for future growth and development. (During fiscal 2000, the Company sold nine smaller businesses for gross proceeds of approximately $100 million.) The Company has publicly announced that it has engaged investment bankers to assist it with the potential sale of Blue Star's Retail Group and with an initial public offering and/or the private sale of all or a portion of the equity of MBE. The Company also may seek to sell one or more of its other business units. The Company cannot predict whether it will be successful in selling any of its businesses at reasonable prices or on a timely basis. The Company's bank credit agreement, as amended through April 2000, provides for increased interest rates if the Company does not reduce its outstanding indebtedness by October 31, 2000 and January 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    Second, the Company announced that it was slowing the pace of operating changes within USOP--NA (the Company's largest business unit) in an effort to stabilize and then improve the operational and financial performance of that business. There can be no assurance that this revised strategy within USOP--NA will be successful. See "--US Office Products--North America--Operating and Business Strategies."

    In connection with the implementation of its modified business strategy at the end of fiscal 2000, the Company consolidated and streamlined the management of its North American office supplies and office furniture businesses and significantly reduced the size of the corporate staff responsible for the Company's overall business.

    In view of the Company's plan to sell a portion of its businesses to reduce debt, the Company's operations, size, and focus may change during fiscal 2001. The description of the Company's business that follows covers the businesses that the Company owned at the end of April 2000.

US OFFICE PRODUCTS--NORTH AMERICA

MARKET OVERVIEW

    USOP--NA competes in the market for office products and business services in the United States, including office supplies and office furniture.

OFFICE SUPPLIES

    According to independent research reports, the office supplies market in the United States generates over $60.0 billion in annual revenues. Office supplies include a broad array of products, including desktop accessories, writing instruments, paper products, computer consumables, and business machines. Historically, office supplies have been sold through three distribution channels: (1) traditional retailers (including discount superstores); (2) mail order (or direct mail) marketers; and (3) direct-to-business suppliers ("contract stationers," such as USOP--NA). Independent estimates indicate that contract stationers generate approximately $30.0 billion in annual revenues. During the last two years, participants in all of these distribution channels, as well as new competitors, have significantly increased their use of the Internet to offer products and services directly to customers. As a result, the Internet has become a meaningful new distribution channel.

    In recent years, as industry participants have sought to take advantage of economies of scale, the office products industry has undergone significant consolidation, with several large companies emerging in each channel. In addition, while most office supplies businesses traditionally operated in just one of the distribution channels, some of the largest office products companies have acquired (or started) businesses in more than one of these channels as a way of expanding their revenues and customer bases. Despite consolidation and "cross channel" activity, the office supplies market remains highly fragmented, with more than 4,000 independent suppliers representing a significant portion of the U.S. market. With revenues of approximately $1.0 billion in office supplies (which includes USOP--NA's revenues from catalog furniture), for the fiscal year ended April 29, 2000, the Company believes that USOP--NA has approximately 3% of the U.S. contract stationer market.

OFFICE FURNITURE

    Both contract stationers and specialized furniture dealers serve the office furniture market. The U.S. office furniture market generates approximately
$12.0 billion in annual revenues and can be divided into three segments: catalog, middle-market, and contract furniture. Catalog furniture items include such office commodities as chairs, desks, file cabinets, and computer stands. Contract stationers, direct marketers, and retailers typically sell such furniture through retail outlets and catalog mailings. Middle-market furniture is of higher quality and functionality than commodity furniture items and is available through dealers, retailers, and some contract stationers. Contract furniture is high quality, includes customized office configurations, often involves a significant service component, and is usually purchased on a project basis when offices are opened or remodeled. Contract furniture is typically sold through dealers affiliated with furniture manufacturers. The Company believes that several thousand companies sell office furniture to the corporate market.

    Within USOP--NA, the Company manages substantially all of its contract and middle-market furniture businesses separately from its office supplies businesses. The Company manages its catalog furniture business together with its office supplies business, because the majority of the Company's contract stationery locations have historically offered catalog furniture to customers. With revenues of approximately $391 million in the contract and middle-market furniture businesses for the fiscal year ended April 29, 2000, the Company believes that USOP--NA has approximately a 3% share of the U.S. office furniture market.

PRODUCTS AND SERVICES

OFFICE SUPPLIES

    In the contract stationer market, USOP--NA offers more than 26,000 different items such as information technology products, binding and filing supplies, writing instruments, paper products, furniture, and basic office products.
USOP--NA also sources over 100,000 additional items that are used in the office but are not included in the Company's general line catalog. These items, such as binders, inserts and labels, are available from manufacturers that inventory these items in their warehouses. USOP--NA generally provides next-day delivery of ordered items and, on request, same-day delivery. This "just in time" service enables customers to reduce overhead cost by reducing inventory and associated personnel and space requirements. USOP--NA obtains office supplies from many sources, including manufacturers and wholesalers, and maintains and warehouses certain frequently ordered items.

OFFICE FURNITURE

    USOP--NA sells catalog, middle-market, and contract furniture. Since the beginning of fiscal 2000, the Company has organized its furniture operations into three units: Haworth contract furniture dealers (who sell primarily high-end furniture manufactured by Haworth Co.), Herman Miller contract furniture dealers (who sell primarily high-end furniture manufactured by Herman Miller, Inc.), and the Corporate Furniture Group, consisting of middle-market dealers (who sell middle-market furniture manufactured by various companies and contract furniture manufactured by manufacturers other than Haworth and Herman Miller).

    The Company's contract stationers sell catalog furniture along with office supplies, and USOP--NA is managing its catalog furniture business together with its office supplies business. A number of the Company's furniture businesses also rent office furniture and sell used office furniture.

SALES AND MARKETING

    USOP--NA sells products and services primarily through direct contact with customers through its sales associates. It generally establishes and maintains its relationships with customers by assigning a sales representative to each customer. Many of the representatives conduct targeted, business segment-specific marketing in their respective sales areas.

    Over the past 18 months, the Company has developed and expanded a National Accounts Team within its USOP--NA sales force, to focus on larger corporate customers. The National Accounts Team includes many highly experienced office products sales representatives, and also provides larger customers with ordering, billing, reporting, and customer service functions that respond to their specific needs. In addition, the National Accounts Team works closely with the Company's information technology group to develop and execute "tailored" technology solutions for customers.

    Historically, the Company's office supplies operations have used a large, general line catalog as the primary marketing tool for its sales representatives. The general line catalog includes office supplies, catalog furniture, and certain coffee and related products. The Company distributed approximately 725,000 general line catalogs in fiscal 2000. During fiscal 2000, the Company increased its use of nationally produced and distributed supplemental sales material, including promotional flyers, targeted catalogs, and product-line specific catalogs (such as a catalog for middle-market furniture products). The Company does not conduct significant mass-market advertising.

    USOP--NA's furniture business consists of three groups: the Herman Miller Group, the Haworth Group, and the Corporate Furniture Group (the "CFG," which includes the Company's middle market furniture locations). The two contact furniture groups, Herman Miller and Haworth, rely upon a combination of marketing and promotional materials developed by their aligned manufacturers, and on collateral materials developed specifically for each location. Sales representatives identify and develop new business and projects through local manufacturers' representatives, and through close affiliation with the architectural and design, facilities management and real estate channels. A key element of the marketing strategy for the Company's contract furniture locations is the promotion and sale of services to generate revenue and support the lifecycle of the product.

    The CFG uses a combination of catalogs and quarterly flyers as the primary sales marketing tools for its sales representatives. The CFG distributed approximately 240,000 catalogs and 1,100,000 flyers in fiscal 2000. The catalog includes a broad selection of middle market furniture items, along with ergonomic and desk accessories, including task lighting. The quarterly flyers are used primarily as lead generation tools and feature top-selling and new items net priced to encourage new business. The CFG also relies upon local promotional materials and funding from its manufacturers to offer additional incentives to salespeople to promote products in their local markets.

    The CFG also uses furniture showrooms in which walk-in customers are handled by on-site sales representatives. The showroom also supports an "outside" sales initiative that is promoted through the direct mailing of catalogs and flyers and through telemarketing to qualify leads. The product mix displayed on the floor is aligned with key furniture and accessory manufacturers featured in the catalog and flyer program.

    USOP--NA's sales personnel generally receive customer orders primarily by telephone or facsimile. In addition, the Company uses an electronic data interchange ("EDI") system between the Company and certain of its customers.
USOP--NA also operates two web-based URL's through the Internet: MYUSOPNET, a proprietary extranet with restricted access targeted at the Company's traditional contract customers, and USOPNET, an open procurement management system for office products and services targeted at users who are Internet-intensive. Through its web sites, the Company's customers are able to place orders directly into the Company's computer systems, determine the availability of inventory, review order status and order history, and generate customized reports. Orders to be filled are routed electronically to either the Company's local warehouse or, if the ordered item is not stocked by the Company at its local warehouse, to a wholesaler. During fiscal 2000, the Company introduced numerous enhancements to its Internet ordering products, to increase functionality and customization features.

    During fiscal 2000, as part of the development of its e-commerce offerings, the Company developed Operations Resource Management ("ORM") capabilities in response to the evolving needs of its customers. The initial form of ORM integration--known as the "Buyer Hosted" environment--allows a customer to access a Company product catalog hosted within the customer's internal ORM system. Orders are electronically subjected to customer-defined buying rules prior to approval. Once approved, orders are electronically transmitted to the Company for fulfillment and are electronically returned for payment. An end user's ORM system typically will include product offerings from multiple vendors in a range of categories, including office supplies, printing, and other consumable products and services. The Company also has announced its solution for the newest form of ORM integration, known as the "punch out" or "Supplier Hosted" environment. This approach allows end users to "punch out" across the Internet to a Company-hosted server, eliminating the need for the Company's catalog to be stored on the customer's ORM system. This version of ORM also offers other significant advantages, including increased functionality for item search and selection, current pricing, and stock availability. For a discussion of the potential impact of the Company's high debt levels on its ability to compete effectively in the e-commerce market, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business."

OPERATING AND BUSINESS STRATEGIES

    For fiscal 2001, the management of USOP--NA has instituted a set of operating strategies that seek to simplify business objectives, slow the pace of operating change, and generally stabilize basic business operations in an effort to promote sales growth, margin enhancement, expense reduction, reduced employee turnover, and overall improvements in operating efficiencies and customer service levels. In general, management is seeking to emphasize superior execution of a smaller number of key operating objectives. This revised approach, implemented by the new senior leadership team within USOP--NA, responds to the disruptions to service and the decline in overall performance that the Company experienced in fiscal 2000.

    USOP--NA has organized its operating priorities around seven key areas: sales growth, product procurement and merchandising, supply chain, working capital management and control, human resources, information technology, and underperforming businesses. In pursuing sales growth, management plans to focus on retaining sales people and providing them with better sales tools and marketing materials, linking the national accounts and local sales forces to maximize sales, increasing the use of the Company's Internet sites to drive sales growth, and maximizing the use of matrix pricing. USOP--NA plans to focus its product procurement and merchandising priorities on delivering improved marketing materials, strengthening the operation of the wholesale program that the Company established in fiscal year 2000, accelerating processes for updating products costs, and improving the mix of products sold directly and through a wholesaler. With respect to supply chain initiatives, USOP--NA intends to focus on standardizing and strengthening inventory controls and procedures, increasing the efficiency of its delivery activities, and completing additional facility and operations consolidation. Financial control programs include establishing standardized policies and procedures, improving cash management programs, and enhancing management of accounts payable, accounts receivable, and inventory levels. In the area of human resources, USOP--NA expects to concentrate primarily on programs to encourage sales force retention and training. USOP--NA also will continue to review opportunities to simplify its management and operating structure and increase its organizational efficiency. In the area of information technology, there will be a continued emphasis on activities intended to reinforce and improve business integration, building upon the Trinity platform that now is operating in all significant office supplies and furniture locations. Finally, with respect to underperforming businesses, management has identified a number of locations that it believes are not performing at an acceptable level, in terms of financial, customer service, or other key measures. Management has adopted specific performance targets for all of those locations and has implemented detailed actions plans designed to achieve those targets. Progress against the performance plans will be monitored closely and, where necessary, action plans will be adjusted. The Company cannot yet judge whether these new strategies will be successful, as it is in the early stage of implementing these strategies. For a discussion of risks associated with changes in business strategy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business."

    For fiscal 2001, USOP--NA has significantly reduced the use of outside consultants and has discontinued reliance on Accelerated Change Team ("ACT") activities. During the second half of fiscal 1999 and throughout fiscal 2000, the Company employed consultants and a series of ACTs to implement broad changes in the operations of its business on an accelerated basis. While these activities accomplished a number of critical tasks that the Company believes will be beneficial in the future, they disrupted customer service levels in many locations, contributed to an increased level of employee turnover, and diverted resources away from sales growth and margin enhancement efforts. See "--General--Development of the Business."

    The Company is highly leveraged, and this may impede its ability to implement its strategies successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business."

COMPETITION

    USOP--NA operates in highly competitive markets. USOP--NA believes that it has four major competitors in the office supplies business in the United States, and that the combined market share of these competitors is less than 35%.
USOP--NA's four major office supplies competitors are Boise Cascade Office Products (a division of Boise Cascade Corporation); Corporate Express (part of Burmann International, and consisting of the combined former businesses of Corporate Express and BT Office Products International); the commercial division of Office Depot; and the commercial division of Staples, Inc. The first two of these competitors are owned by large manufacturers of office products, and the second two are divisions of discount superstore chains. Although the office products industry has undergone rapid consolidation, the market remains highly fragmented, and USOP--NA regularly competes with local and regional office products businesses for customers and employees. Competition with these local and regional contract stationers continues to be vigorous at the local and regional levels, as well as in the market for mid-sized and smaller business customers.

    The Company's major competitors have historically focused their efforts on serving large corporate customers. However, over the past 18-24 months, several of the Company's major competitors announced initiatives to focus additional resources on serving middle-market businesses, which make up USOP--NA's core customer base in the office supplies business. These developments have increased competition among the country's largest contract stationers. During fiscal 2000, the Company saw some modest increases in price-based competition within the middle market, although service levels continue to be an important consideration for middle market customers. There has historically been significant price competition in bids to serve large corporate customers, and such competition continued in fiscal 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business."

    During fiscal 2000, the volume of office products sales through the Internet continued to increase significantly, as both existing contract stationers and new market entrants introduced new web sites and enhanced existing ones seeking to attract both consumers and business customers. The Company believes that the continued growth of e-commerce is having two noticeable effects on the market: increased competition and an expansion of market opportunities for all participants, as e-commerce makes it possible for a business to serve large, middle-market, and SOHO customers that have traditionally been served primarily through separate distribution channels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business."

    USOP--NA's office furniture businesses operate in a highly fragmented and competitive market. Its Haworth and Herman Miller office furniture businesses compete primarily with local, independently owned dealerships authorized by the manufacturers to serve as distributors. Its middle-market office furniture operators also compete primarily with local, independently owned businesses, although a small number of large, national competitors also operate in this segment of the business.

    In all of the markets that USOP--NA serves, it believes that customers not only are concerned with the overall reduction of their office products costs, but also place an emphasis on dependability, superior levels of service, and flexible delivery capabilities. USOP--NA believes that it competes favorably with its largest competitors on the basis of service and price. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business" for a discussion of the potential impact of the Company's high leverage on its ability to compete in the marketplace.

USREFRESH

MARKET OVERVIEW

    USRefresh competes in the market for vending services in the United States and office coffee services in the United States and Canada.

VENDING SERVICES

    The Company believes that the vending services industry in the United States generates approximately $23.0 billion in annual revenues and is highly fragmented. There are approximately 8,000 vending companies nationwide, and approximately 75% of these companies have annual revenues of $1.0 million or less. The Company offers vending services from 14 USRefresh locations in the United States, serving customers in 14 different states. The vending operations within USRefresh had aggregate revenues for the fiscal year ended April 29, 2000 of approximately $74 million, representing less than a 1% share of the U.S. vending services market.

OFFICE COFFEE SERVICES

    The Company believes that the office coffee services industry in the United States generates approximately $3.3 billion in annual revenues and is highly fragmented. The Company believes that in Canada, the office coffee services industry generates approximately USD $600 million in annual revenues and also is highly fragmented. USRefresh offers office coffee services from 25 locations in the United States, serving customers in 21 different states, and from nine locations in Canada. USOP--NA also offers office coffee service from 12 of its locations. The Company expects that over time the office coffee service operations remaining within USOP--NA will be moved under the management of the USRefresh leadership team. The office coffee service operations within USRefresh had aggregate revenues for the fiscal year ended April 29, 2000 of approximately $39 million.

PRODUCTS AND SERVICES

VENDING SERVICES

    USRefresh installs, stocks, and maintains a variety of food and beverage vending machines for business customers. The Company serves primarily businesses with 75 or more employees. The Company's focus is on snack, beverage, and fresh food distribution through coin-operated machines. USRefresh has more than 12,000 machines currently in service.

OFFICE COFFEE SERVICES

    USRefresh operates stand-alone office coffee service businesses. USRefresh also provides, installs, and services coffee brewing equipment in a customer's office. In addition to coffee, the Company offers a wide assortment of related products, including creamers, sugar, stirrers, teas, sodas, juices, and bottled waters, as well as snack items and all other items that are likely to be found in an employee "breakroom" or lunch room, including plastic flatware, napkins, paper cups, straws, and similar items.

SALES AND MARKETING

    USRefresh seeks to sell its products and services primarily through sales associates that call on customers and prospective customers directly. During fiscal 2000, management significantly increased the size of the sales force at USRefresh, to approximately 80 sales representatives, up from approximately 40 in prior years. Management is seeking to increase revenues primarily by expanding the size of the sales force and improving its productivity. USRefresh has implemented a number of new sales management programs and tools that it expects will support its strategy.

    USRefresh also has entered into discussions with a number of large national and regional food service companies, seeking to become the "preferred" vending service provider for those companies' customers. Management also has begun to seek new business from large, multi-location customers that want to deal with a single provider for their operations in numerous states. USRefresh is one of a small number of vending and office coffee service businesses that have sufficient geographic coverage to offer such integrated service to large customers. These efforts are consistent with the overall emphasis of USRefresh on increasing integration of the operating activities of its various locations.

OPERATING AND BUSINESS STRATEGIES

    During fiscal 2000, USRefresh implemented common business and financial systems throughout its U.S. operations. The resulting standard operating model is intended to enable USRefresh to provide consistent customer service at all locations and to institutionalize best practices. USRefresh is now focusing on route consolidation, optimization of equipment use, and centralization of certain support functions. The common systems also support the implementation of an integrated purchasing program, which USRefresh initiated in the second half of fiscal 2000. Management is seeking to realize significant savings from its consolidated purchasing activities.

COMPETITION

    In the vending business, USRefresh has several large regional competitors who continue on an aggressive acquisition pace. USRefresh faces national competition from only one competitor, Canteen. The majority of the competition continues to come from smaller independent companies, including several regional businesses of similar size to USRefresh.

    The Company's office coffee service operations compete primarily with independent local and regional companies. It faces two national competitors in the United States in this segment of its business (Aramark and Standard Coffee Services) and it faces Aramark as a national competitor in Canada.

CUSTOMERS: USOP--NA AND USREFRESH

    The Company serves business customers almost exclusively. Business customers can be generally divided into three segments: (i) large corporate (more than 500 employees), (ii) middle-market (25 to 500 employees) and (iii) SOHO (fewer than 25 employees).

    The Company's North American businesses, and particularly its contract stationery operations, historically focused a majority of their sales efforts on local and regional customers. These customers included both middle-market businesses and local and regional offices of large regional or national businesses. Some large corporate customers, which formerly allowed their local and regional operations to make separate purchasing decisions, have increasingly implemented centralized procurement and have converted to a national ordering process. In addition, some of the Company's middle-market business customers have themselves grown in size through acquisitions. These changes have had an impact on the mix of the Company's overall customer base.

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

    Historically, contract stationers have been the primary providers of office supplies to middle-market customers, with mail order marketers and traditional retail dealers playing secondary roles. In recent years, superstore chains and mail order marketers have gained market share in this segment. A number of new Internet retailers have also sought to reach middle-market and SOHO customers, stressing the convenience and flexibility of online ordering. Some of these online ventures have been successful in winning business customers.

    The large corporate segment has historically been served by contract stationers, and the Company believes that this customer segment is currently the primary focus of several of its largest competitors. In the past two years, several of the Company's largest competitors have also announced new sales and marketing initiatives directed at middle-market customers. See "--Competition."

    USOP--NA has been successful in the past in providing service to a portion of the large corporate customer market. During fiscal 1999, the Company lost a significant number of larger local and regional accounts to competitors, often when the headquarters office of a customer's business consolidated its office supply purchasing activities and awarded a contract to a single supplier other than the Company. Toward the end of fiscal 1999, the Company implemented a series of sales and service initiatives focused on large corporate customers, especially for those customers that have significant local or regional offices with historic business ties to the Company's local contract stationery units. The Company believes that it has reversed the trend in this customer segment and has gained new business from the large customer segment. Because this is a highly competitive market segment and is at the core of the business of some of the Company's major competitors, there can be no assurance that the Company will be able to continue to gain or retain business from large corporate customers.

    USRefresh services the professional office market for both vending and office coffee services. The Company believes, based upon its experience in the market, that demand for office coffee and vending services is increasing in the professional office segment because employers increasingly perceive these services as being a benefit to which employees assign increasing value.

    USRefresh also provides vending services to schools and colleges, hospitals, retail stores, hotels, and other similar customers. Based upon its marketplace experience, the Company believes that demand among these customers is growing, and that the growth is offsetting, at least in part, reductions that have occurred in manufacturing locations, which historically were frequent consumers of vending services.

    The SOHO segment consists of home offices, telecommuters, and small businesses. The SOHO market has grown from 25 million households in 1995 to over 40 million households in 1999. According to the U.S. Bureau of Labor Statistics, the SOHO market for office supplies and related business services is currently a $54.0 billion market and is expected to continue to grow. In addition to office supplies, SOHO customers purchase a variety of business services such as printing, packaging, fax, and computer services. This market is highly fragmented, with products and services offered by superstores, mail order marketers, medium to small independent outlets, Internet retailers, and specialty service providers such as copy centers and quick print centers. USOP--NA serves SOHO customers, but MBE specifically targets this high-growth customer segment. See "--Mail Boxes Etc."

MAIL BOXES ETC.

    MBE is the world's largest franchisor of retail business, communication and postal service locations ("MBE locations"). With approximately 4,200 MBE locations in 29 countries, MBE's network is approximately eight times larger than the network of its next largest franchise competitor. MBE's primary sources of revenues are (1) royalty and marketing fees paid by existing franchisees,
(2) fees paid by buyers of new franchises and of international development master licenses, and (3) sales of supplies and equipment to MBE locations.

    There are approximately 3,400 MBE locations operating throughout the United States and more than 800 MBE locations serving customers outside the United States. MBE has granted master licenses for 67 countries abroad, which allow the master licensees to operate and develop MBE franchises in those countries. MBE's global network sold a total of approximately $1.5 billion of products and services during fiscal 2000, a substantial amount of which was generated by SOHO customers. While MBE's revenues were approximately $80 million in fiscal 2000 (primarily in the form of royalty and marketing fees paid to MBE on the sale of products and services), the Company believes that the volume of business that the MBE system transacts and its extensive distribution network make it an important supplier to the SOHO market.

MARKET OVERVIEW

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

TECHNOLOGY/E-COMMERCE STRATEGIES

    Over the past two years, MBE has been investing in new technology and business partnerships in an effort to position its franchise system to exploit substantial new opportunities in e-commerce and web-based services. MBE has installed a high-speed Internet link (primarily satellite-based, but with terrestrial connections in some locations) at approximately 80% of its U.S. locations and has rolled out a new point-of-sale computer system. MBE is also implementing a data warehouse. MBE also entered into an exclusive alliance with iShip.com (now part of Stamps.com) to gain access to an online shipping system that is being integrated with MBE's high-speed network. In addition, in May 2000, MBE formed a joint venture with Innotrac Corp., a products logistics company based in Atlanta, GA, to offer online product return services for e-tailers and catalog merchants. The joint venture is called Return.com. Together, these technologies and alliances position MBE with the ability to provide product fulfillment and product return services for a wide variety of businesses--particularly those that lack a significant physical presence. E-commerce and catalog merchants can use the MBE network as their physical connection to the customer. At the end of fiscal 1999, MBE entered into an exclusive five-year arrangement with eBay to become the preferred shipping solution for eBay's auction customers. MBE expects to launch the eBay shipping service during the second half of calendar 2000.

    MBE also offers a brick and mortar solution to satisfy the fulfillment needs of e-commerce companies. Under MBE's corporate accounts program, e-commerce companies that require a physical presence to enable their customers to deliver or receive documents or goods, can have access to the network of MBE Centers located throughout the United States. During fiscal 2000, for example, PeopleFirst (an internet company that provides financing for the purchase and sale of automobiles primarily in the private sector) contracted with MBE to gain access to MBE Centers so that PeopleFirst customers can go to a nearby MBE Center to have their loan documents signed, notarized, and shipped back to the lender. There can be no assurance that MBE will be successful in implementing new technologies, or that its strategies will produce new or additional business and revenues for both franchisees and MBE. MBE's e-commerce investments and business relationships also involve significant risk and uncertainty, because they involve MBE and its franchisees in new, highly competitive, and volatile markets. MBE's investments in e-commerce businesses may not produce positive returns. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business."

FRANCHISE ARRANGEMENTS

    MBE offers both individual franchises and area franchises in the United States and master licenses in foreign countries. U.S. area franchisees are granted an exclusive geographic territory in which they assist in the sale of individual MBE franchises. They also provide start-up assistance and continuing support for the individual franchisees. Master licensees in foreign countries are granted the exclusive right to develop and operate MBE locations in those countries and the right to sell individual MBE franchises to others within the country or territory. MBE provides its franchisees and master licensees with valuable services including, among other things, instruction at MBE University, operational guidance, assistance in site selection, marketing, and advertising programs.

PRODUCTS AND SERVICES

    A typical MBE location offers mail and parcel receiving, packaging, and shipping services through a number of carriers and provides small businesses with a wide range of products and services. These products and services generally include copying and document services, office supplies, and communication services. Communication services typically include fax, and wire transfers of funds. In addition, MBE locations usually offer convenience items such as stamps, packaging supplies, stationery supplies, notary, and passport photos. Large corporations that need a national distribution system use MBE locations as communication centers for their field-based employees.

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

OPERATING AND GROWTH STRATEGIES

    MBE's operating and growth strategies include: (1) broadening its product and services offerings; (2) using technology to offer additional products and services and to leverage e-commerce business opportunities; and (3) growing organically by increasing its franchise base, both domestically and internationally, including non-traditional site locations. The Company's announcement that it has engaged an investment banker to help it explore an initial public offering and/or a sale of all or a portion of the equity of MBE could negatively affect these strategies while a potential transaction is pending. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business."

PRODUCTS AND SERVICES

    MBE is pursuing several new programs to increase same-store revenues. Currently, MBE is deploying system-wide technologies that it expects will provide a platform for the development of new products and services keyed into the rapidly growing e-commerce arena. See "--Technology/E-Commerce Initiatives." Among these offerings is "mbebiz.com," a virtual MBE location that will provide online services to Internet consumers. MBE expects that its strategic alliances with eBay and Stamps.com will further enhance its e-commerce opportunities. At the same time, MBE continues to expand its shipping relationships with UPS and Federal Express. During fiscal 2000, MBE also signed a new shipping agreement with DHL. In addition, MBE has formed a national retail pilot program with the U.S. Postal Service. MBE expects to expand this program to include 1,000 MBE Centers by the third quarter of fiscal 2001.

FRANCHISE BASE

    The global network of MBE locations has grown significantly each year since 1991. MBE has implemented several new programs to market its franchises. These programs include the Conversion Store Program, which targets potential independent operators in the industry to convert to an MBE franchise; the Host Store concept, which locates MBE franchises within another retail environment; and a Multiple Center Ownership Program which is designed to encourage existing MBE franchisees to purchase additional locations.

    In addition, MBE franchises are also located in non-traditional locations in the United States, such as airports, universities, convention centers, and military bases. There are currently more than 45 such locations, and MBE plans to continue to develop those venues. Non-traditional locations are typically sized at 500 to 1,200 square feet, and will provide products and services that are tailored to meet the specific needs of the customers found at those specific locations.

INTERNATIONAL EXPANSION

    MBE plans to continue to expand the number of master licensees outside of the United States, and to continue to explore opportunities for new relationships in other countries. MBE expects that international growth will account for an increasingly significant proportion of the total growth of MBE locations. More than 800 MBE locations are currently open outside the United States.

COMPETITION

    The market for ancillary services and products served by MBE, including copying and document services, office supplies, faxing, and similar services, is highly fragmented. Currently, national/regional chains, small to medium independent outlets, as well as specialty service providers such as copy centers, quick print centers, and office supply companies, offer these products and services. In addition, approximately 7,000 other independent or franchised postal and business service centers operate in the United States and compete with MBE.

BLUE STAR GROUP

    The Company sells office products and business services and certain other products and services in New Zealand and Australia through Blue Star and its subsidiaries. Blue Star has organized its business into three divisions: business supplies (office products), print, and retail. In fiscal 2000, Blue Star had total revenues of approximately $758 million, which represents approximately 30% of the Company's total revenues.

MARKET OVERVIEW

    The office products market is not as fragmented in New Zealand and Australia as it is in the United States. In addition, given the relatively small size of these economies, suppliers of office products often offer a broader range of complementary products and services than in the United States. Based upon revenues, the Company believes that Blue Star's Business Supplies Group is the largest office products supplier in New Zealand and the third-largest in Australia. With revenues from its business supplies operations of approximately $357 million for the fiscal year ended April 29, 2000, Blue Star has a significant share of the office products market in New Zealand and Australia. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact of declines in the value of the New Zealand and Australian dollars on the reported results and financial condition of the Company.

    Blue Star's Print Group is a multi-disciplined print provider in New Zealand with an established presence in Australia, principally the Sydney and Melbourne markets. The New Zealand print operations cover a broad spectrum and include sheetfed, web-offset, convenience printing, self-adhesive labels, design work, and print management services. The Australian operations are predominately sheetfed, but also include a print management services operation, design work and mail distribution services. The Blue Star Print Group had revenues of approximately $127 million for the fiscal year ended April 29, 2000.

    Blue Star's Retail Group operates the sixth largest bookstore chain in the world, including New Zealand's leading bookseller, Whitcoulls, and Australia's largest bookstore chain, Angus & Robertson. With the entry of new discount booksellers and U.S. book superstore chains, and with the growth of Internet book retailers, this has become an increasingly competitive market. Blue Star's retail operations (which sell primarily books, but also sell office and school supplies, CDs and videos, and other related merchandise), had revenues of approximately $191 million for the fiscal year ended April 29, 2000.

    In December 1999, the Company sold 60% of Blue Star's Business Solutions Group to an investor group led by the former CEO of Blue Star. Fiscal 2000 revenues include approximately $91 million in revenues from Blue Star's technology group, Business Solutions. The Business Solutions Group offers a range of office automation products, such as personal computers and servers, telephone systems, fax machines and photocopiers, as well as office-related services such as systems integration, project management and consulting, and product finance.

PRODUCTS AND SERVICES

BUSINESS SUPPLIES

    Blue Star's Business Supplies Group sells office supplies, office furniture, packaging supplies, and similar products to corporate, commercial and SOHO customers in New Zealand and Australia. The Group also sells a wide range of related products to the education market in New Zealand and Australia. This portion of Blue Star's business (excluding the education business) is similar to the Company's core business in North America.

PRINT

    Blue Star's Print Group offers a range of printed products and related services, including commercial sheet-fed and offset printing, label manufacturing, and digital and reprographic printing. The Group also provides specialized products and services for certain large customers, such as printing all of New Zealand's telephone directories and handling the pre-press printing and distribution of bills, acts and other legislative materials for the New Zealand Parliament. The Group also has a smaller printing operation in Australia, focused primarily on the sheet-fed and mail distribution markets.

RETAIL OPERATIONS

    Blue Star's Retail Group operates approximately 270 retail book and stationery stores throughout New Zealand and Australia (77 of which are franchises). These stores operate primarily under the Whitcoulls name in New Zealand and the Angus & Robertson name in Australia. Whitcoulls is New Zealand's leading book and stationery retailer, and Angus & Robertson is Australia's largest bookstore chain. Blue Star also operates the premium Bennett's shops and has operated the specialized London Bookshops, although it is gradually phasing out this brand. In 1999, Blue Star entered into a joint venture with New Zealand Post to open a series of stores throughout the country that offer books, stationery, and postal products and services. These shops, known as "Books & More," are replacing some of the London Bookshops, as well as many existing New Zealand Post retail operations.

OPERATING AND BUSINESS STRATEGIES

    In New Zealand, Blue Star's Business Supplies Group is focused on maintaining its leading position in the market by continuing to offer customers competitively priced products and high value services. During fiscal 2000, the Group continued to implement a facilities consolidation program to reduce its warehousing, distribution, and administration costs.

    In Australia, the Company continued to experience disappointing financial performance in fiscal 2000, as competition for large corporate customers remained high. The Company put in place new management in Australia in the fourth quarter of fiscal 1999, and during fiscal 2000 it installed a new information and operating system throughout Australia. The Company also implemented new sales initiatives to win back former customers and gain new business. There can be no assurance that the Company's strategies will prove successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business."

    Blue Star's Print Group is seeking to use its broad range of services and capabilities to increase revenues and better utilize press capacity. A majority of the Print Group's installed sheet-fed and label presses are relatively new and can accommodate new revenues without the need for expansion. Relative to the size of the market, the Group has a small presence in Australia and is considering potential growth opportunities. The Group's print management business focuses on selling to customer requirements, either by managing total projects or providing a "total solution" across all printed products and associated processes for large business customers. The Group completed one acquisition in fiscal 2000 (a provider of information management and mail services in Australia), and it also continued with operational consolidations, combining two existing label businesses into a single operation to produce cost savings.

    Blue Star expects to continue to expand its retail store business through a variety of strategies, including opening new stores in selected locations, re-branding certain businesses, refurbishing certain outlets, expanding product offerings, and introducing cafes in selected store locations. The Retail Group also has undertaken a major information systems initiative intended to provide it with an enterprise-wide operating platform to improve inventory management and realize other operating efficiencies. In addition, the Retail Group has begun to introduce a larger store format in selected markets in an attempt to differentiate itself from competitors and meet customer demand for this type of store.

COMPETITION

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

    In Australia, Corporate Express, Boise Cascade, Viking Office Products and Office Works are Blue Star's major competitors in the office products business. Together, these businesses possess less than a 50% market share, and the market remains highly fragmented with a large number of regionally based independent contract stationers.

    In both Australia and New Zealand, Blue Star operates the leading retail bookstore chains in competition with national brands such as Dymocks in Australia and New Zealand, Paper Plus in New Zealand, Collins in Australia, as well as various independent regionally based retailers. One U.S. book superstore chain and the leading U.K. book retailer have entered the markets in New Zealand and Australia.

    The print market in both Australia and New Zealand is very competitive and highly fragmented. Across the various sectors of the print market Blue Star operates in both Australia and New Zealand, Blue Star has a number of major competitors, most of which are independent regionally based organizations. Blue Star is New Zealand's largest commercial printing organization.

DUDLEY

    The Company owns a 49% equity interest in Dudley, which operates in the United Kingdom. In the United Kingdom, contract stationers offer products similar to those offered by contract stationers in the United States. Office products superstores in the United Kingdom have a relatively smaller share of the office products market than do office products superstores in the United States. As a result of recent acquisitions, Dudley currently has annualized revenues of more than $300 million, and the Company believes that Dudley is the second largest contract stationer in the United Kingdom. Dudley's business includes office automation, office furniture, educational supplies, and business services in addition to its core contract stationery operations.

    Dudley sells office supplies and related products and business services throughout the United Kingdom. With annualized revenues of more than $300 million, Dudley is the second-largest contract stationer in the United Kingdom. Dudley serves as stationer to Her Majesty the Queen and the Prince of Wales.

    Since the Company invested in Dudley in November 1996, Dudley has more than doubled its size through acquisitions and has opened a large, automated warehouse to serve all of the United Kingdom. During fiscal 2000, Dudley also began installing a common enterprise system across all of its operations. Dudley expects to complete the roll out of this system during the first half of fiscal 2001.

    Dudley's performance suffered during fiscal 2000 as it experienced problems with service levels and fill rates at its new warehouse facility. Dudley believes it has resolved the majority of these problems, and service levels began to return to their historically high levels late in fiscal 2000. As a result, Dudley has implemented an aggressive revenue growth plan for fiscal 2001, to regain lost sales and take advantage of the capacity available in its new warehouse facility and productivity improvement initiatives throughout its local operations.

    Dudley incurred substantial bank debt to fund its acquisitions and its new warehouse. As a result of the decline in sales and profitability during fiscal 2000, Dudley's debt service requirements constitute a substantial portion of its operating cash flow. Working with its bank lenders, Dudley has implemented a plan to sell certain of its non-office supplies businesses and use the proceeds to pay down debt. Dudley owns office automation, logistics, office furniture and educational supplies businesses, in addition to its core office products businesses. Dudley also expects to enter into a sale-leaseback transaction for its new warehouse, which will further its debt-reduction program. There can be no assurance that Dudley will be successful in selling non-core businesses at reasonable prices and within desired timeframes. In addition, the implementation of the new enterprise system may cause additional operating disruptions that could hinder Dudley's efforts to increase sales and reduce costs.

SPECIALTY RETAILING--CALIFORNIA

    The Company owns McWhorter's, Inc., a specialty retail business with 36 locations throughout Northern California, including 9 McWhorter's Express locations on the corporate campuses of some of the largest technology businesses in Silicon Valley. During fiscal 2000, the Company hired a new management team, led by an experienced specialty retail executive, to redesign the business. The new team is in the process of re-merchandising and rebranding the stores and has moved them toward offering a broader mixture of gift and social items, including unusual and exclusive products. The stores continue to offer a wide selection of greeting cards and office products, as well as a variety of convenience services, including copying, postal services, and printing.

    McWhorter's revenue in the year ended April 29, 2000 was approximately
$55 million. The Company expects that it will look to sell McWhorter's in the future, as the new management team demonstrates the financial viability of the new retailing strategy. There can be no assurance that the new management team's strategy will be financially successful, or that the Company will be able to sell the business on reasonable terms.

EMPLOYEES

    The Company currently has approximately 12,500 full-time employees, a small number of whom are members of labor unions. In general, the Company considers its relations with its employees to be satisfactory. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Business" for a discussion of the impact of the Company's financial condition on the retention of employees. Few of the Company's operations have any organized labor. Of the operations where organized labor exists, two subsidiaries in North America have labor union contracts (governing the employment of a total of approximately 170 employees). The Company's operations in New Zealand and Australia employ approximately 550 employees under labor contracts. The Company completed the renegotiation of U.S. union contracts during fiscal 2000. Additional collective bargaining agreements covering a number of the Company's employees at certain locations in New Zealand and Australia are scheduled for renegotiation early in fiscal 2001.

ITEM 2. PROPERTIES

    The Company operates more than 700 facilities in various states throughout the United States and in New Zealand, Australia and Canada, including one facility located in Washington, D.C. for its executive offices. These properties also include the properties used by the Company's McWhorter's retail operations in Northern California. The aggregate square footage for all facilities is approximately 9.5 million square feet. Of these facilities, more than 85% are leased and the rest are owned. The facilities are used for retail, warehouse and office purposes, or a combination of these functions.

US OFFICE PRODUCTS--NORTH AMERICA

    USOP--NA maintains 20 owned facilities and 272 leased facilities throughout the United States, including the executive office facility in Washington, D.C.
USOP--NA leases approximately 5.0 million square feet and owns an additional 0.8 million square feet. Of that space, approximately 1.4 million square feet is retail space, 3.2 million square feet is warehouse space and the remaining 1.2 million square feet is office space.

    The terms on USOP--NA's leases are from one month to 25 years, with the majority of the terms ranging from five to 10 years. USOP--NA generally pays market rates for its leases.

    Approximately 115 leases, representing approximately 42% of USOP--NA's total leased space, will expire in the next twelve months. Additionally, 0.2 million square feet, representing approximately 4.5% of USOP--NA's total lease space, is sub-leased to a third party.

USREFRESH

    USRefresh maintains two owned and 24 leased properties. USRefresh leases approximately 0.2 million square feet, and owns an additional 0.1 million square feet. Of that space, approximately 0.1 million square feet is office space.

    The terms on USRefresh's leases range from one month to 10 years, with the majority of the terms ranging from five to 10 years. USRefresh generally pays market rates for its leases.

    Approximately 10 leases, representing approximately 41% of USRefresh's total leased space, will expire in the next twelve months.

MAIL BOXES ETC.

    MBE maintains one owned property and two leased properties for a total of 80,000 square feet. Approximately 60,000 square feet of that space is for warehouse use and the remaining 20,000 square feet is office space.

    The lease terms range from 18 months to 5 years and MBE pays market rent for its leases. Neither of the leases expire in the next twelve months.

BLUE STAR GROUP

    Blue Star maintains seven owned and 400 leased properties. Blue Star leases approximately 2.9 million square feet, and owns an additional 0.4 million square feet. Of that space, approximately 1.0 million square feet is retail space, 1.5 million square feet is warehouse space and the remaining approximately 0.8 million square feet is office space.

    The terms on Blue Star's leases range from one month to 20 years, with the majority of the terms ranging from five to 10 years. Blue Star generally pays market rates for its leases.

    Approximately 90 leases, representing approximately 23% of Blue Star's total leased space, will expire in the next 12 months.

GENERAL

    Several of the Company's leases contain renewal options. Where necessary, the Company intends to seek to renew or extend such expiring leases, and the Company believes that it will be able to do so on terms that are acceptable to it. When no renewal option exists or the property is no longer a desirable location for operational purposes, the Company will evaluate the local real estate market and seek to identify alterative space in sufficient time to negotiate an acceptable lease agreement prior to the expiration of the existing lease. The Company has generally been able to renew or extend its expiring leases, and enter into new leases where necessary, on acceptable terms.

    The Company continues to evaluate its properties and consolidate and dispose of redundant or inefficient facilities that have resulted from acquisitions of businesses in the same geographic area and the closure of certain operations.

    The Company believes that its facilities are and will be suitable for their respective purposes, and will be of the type and capacity to meet the Company's present and anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

    Individuals purporting to represent various classes composed of stockholders who purchased shares of US Office Products common stock between June 5, 1997 and November 2, 1998 filed six actions in the United States District Court for the Southern District of New York and four actions in the United States District Court of the District of Columbia in late 1998 and early 1999. Each of the actions named the Company and Jonathan J. Ledecky, the Company's former Chairman and Chief Executive Officer. The actions claimed that the defendants made misstatements, failed to disclose material information, and otherwise violated Sections 10(b) and/or 14 of the Securities Exchange Act of 1934 and Rules 10b-5 and 14a-9 thereunder in connection with the Company's strategic restructuring. Two of the actions alleged a violation of Sections 11, 12 and/or 15 of the Securities Act of 1933 and/or breach of contract under California law relating to the Company's acquisition of MBE. The actions seek declaratory relief, unspecified money damages and attorney's fees. All of these actions were transferred to the United States District Court for the District of Columbia and consolidated for pretrial purposes. On July 29, 1999, the plaintiffs in all of these actions filed a single consolidated amended complaint. An additional action making factual allegations essentially the same as those in the consolidated amended complaint was filed in the United States District Court for the District of Columbia on January 3, 2000, but it has not been served on the Company.

    Sellers of three businesses that the Company acquired in the fall of 1997 and that were spun off in connection with the Company's strategic restructuring also filed complaints in state court in Michigan, the United States District Court for the District of Delaware, and the United States District Court for the District of Connecticut in early 1999. These actions name, among others, the Company as a defendant. Sellers of two other businesses acquired in October 1997 and December 1997 that were not spun off by the Company also filed complaints in state court in Kentucky and state court in Indiana in September 1999 in which the Company is named as a defendant. Each of these disputes generally relates to events surrounding the strategic restructuring, and the complaints assert claims of violation of federal and/or state securities and other laws, fraud, misrepresentation, conspiracy, breach of contract, negligence, and/or breach of fiduciary duty. The Company believes that some of these claims may be subject to indemnification, at least in part, under the terms of the distribution agreement that was executed in connection with the strategic restructuring between the Company and the companies that were spun off in the strategic restructuring. The cases filed in state courts were removed to federal court, and in 1999 and early 2000 all of these cases were transferred and consolidated for pretrial purposes with the purported class action pending in the United States District Court for the District of Columbia.

    In October 1999, the United States District Court for the District of Columbia ordered that the parties in all of the consolidated cases engage in mediation, and the Court "administratively closed" all of the cases pending the outcome of mediation and an effort by the plaintiffs in one of the cases to obtain review of a decision denying remand of one of the actions to state court.

    The Company intends to vigorously contest these actions.

    The Company is, from time to time, a party to other legal proceedings arising in the normal course of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to the Company's stockholders for consideration during the quarter ended April 29, 2000.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The following table sets forth for the periods indicated the high bid and low ask sales prices for the Common Stock, as reported on the Nasdaq National Market for each fiscal quarter during the last two fiscal years. On June 10, 1998, the Company effected a one-for-four reverse stock split of the common stock. The prices given below are adjusted retroactively to reflect these actions. As described in Note 3 of the Notes to the Company's audited consolidated financial statements included elsewhere in this Annual Report, on June 10, 1998, the Company completed the Strategic Restructuring Plan and the Financing Transactions (as those terms are defined in Note 3 of the Notes to the Company's Consolidated Financial Statements, appearing elsewhere in this Annual Report). At that time, the Company distributed approximately $934.6 million of cash to its stockholders and optionholders in a self-tender and distributed the stock of four of its operating divisions to its stockholders in four tax-free spin-offs. The Company also substantially increased its indebtedness. As a result of these actions, the trading price of the stock after June 10, 1998 (the first quarter of fiscal 1999) is not comparable to the trading price in earlier periods. The stock prices appearing below do not adjust retroactively for the effects of the Strategic Restructuring Plan and the Financing Transactions. Since June 10, 1998, the highest bid price of the Company's Common Stock is $28.38.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR ENDED APRIL 24, 1999
  First fiscal quarter......................................   $74.00     $12.56
  Second fiscal quarter.....................................   $13.88     $ 6.00
  Third fiscal quarter......................................   $ 8.81     $ 3.88
  Fourth fiscal quarter.....................................   $ 6.81     $ 3.25

FISCAL YEAR ENDED APRIL 29, 2000
  First fiscal quarter......................................   $ 5.75     $ 4.06
  Second fiscal quarter.....................................   $ 4.88     $ 2.75
  Third fiscal quarter......................................   $ 5.13     $ 2.53
  Fourth fiscal quarter.....................................   $ 4.31     $ 1.91

    In May 2000, the Company applied to have its shares of common stock listed and traded on The Nasdaq SmallCap Market under the symbol "OFIS." For successful application and continued listing on The Nasdaq SmallCap Market, the Company must comply with The Nasdaq SmallCap Market's maintenance standards. Those standards require that, among other things, US Office Products' common stock maintain a minimum bid price of at least $1.00 per share. Over the past three months, the bid price of US Office Products' common stock has been below $1.00 per share for extended periods of time. In June 2000, Nasdaq informed the Company that because the bid price of its common stock was close to or below $1.00 per share during the course of Nasdaq's review of the Company's application for listing on The Nasdaq SmallCap Market, the Company would be allowed to remain listed on The Nasdaq SmallCap Market pursuant to a 90-day exception to the minimum bid price requirement. During that exception period, the Company's common stock has been trading on The Nasdaq SmallCap Market under the symbol "OFISC." This exception requires that the Company achieve a closing bid price of at least $1.00 per share on or before September 6, 2000, which is the expiration of the 90-day grace period. Thereafter, the Company will be required to sustain a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days.

    In the event that the Company fails to comply with the terms of this exception, it will be delisted from The Nasdaq SmallCap Market and will be eligible for trading on The Nasdaq OTC Bulletin Board Service. If the Company's common stock is traded on The Nasdaq OTC Bulletin Board Service, the liquidity of the Company's common stock may be adversely affected for various reasons which, in turn, may have an adverse effect on the price at which the common stock is traded. There can be no assurance that the Company will be able to maintain its listing on The Nasdaq SmallCap Market or, if the common stock were to be traded on The Nasdaq OTC Bulletin Board Service, that the price of the Company's common stock would not be adversely affected.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

    The number of record holders of the Company's common stock as of July 20, 2000 was 663. The Company believes that a substantially larger number of beneficial owners hold such shares of common stock in depository or nominee form.

DIVIDENDS

    The Company has not declared or paid any cash dividends on the Company's common stock to date and does not anticipate paying any cash dividends on its shares of common stock in the foreseeable future. The Company's credit facility restricts the Company's ability to pay dividends, permitting the payment of dividends only (i) in the form of common stock (or rights to purchase common stock) or (ii) in the event the Company makes a public offering of its common stock, up to 6% of the aggregate gross proceeds from such public offering. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected financial data of the Company for the five years ended April 29, 2000. The selected statement of operations data and selected statement of cash flows data for the fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998 and the selected balance sheet data as of April 29, 2000 and April 24, 1999, have been derived from the Company's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP and that appear elsewhere in this Annual Report. The PricewaterhouseCoopers LLP report on such financial statements appears elsewhere in this Annual Report. The selected statement of operations data and selected statement of cash flows data for the fiscal years ended April 26, 1997 and the selected balance sheet data as of April 25, 1998 and April 26, 1997, have been derived from the Company's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, whose reports on such financial statements do not appear elsewhere in this Annual Report. The selected statement of operations data and selected statement of cash flows data for the fiscal year ended April 30, 1996 and the selected balance sheet data as of April 30, 1996, have been derived from the Company's consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, whose report was based in part on the reports of other independent accountants, not included elsewhere in this Annual Report.

                FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA(1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           FISCAL YEAR ENDED
                                     --------------------------------------------------------------
                                     APRIL 29,    APRIL 24,    APRIL 25,    APRIL 26,    APRIL 30,
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
Revenues...........................  $2,499,393   $2,664,589   $2,611,740   $2,115,954   $1,061,528
Cost of revenues...................   1,826,876    1,933,796    1,884,892    1,518,287      789,436
                                     ----------   ----------   ----------   ----------   ----------
  Gross profit.....................     672,517      730,793      726,848      597,667      272,092
Selling, general and administrative
  expenses.........................     637,743      635,181      591,463      488,215      231,569
Amortization expense...............      24,002       25,834       19,938       12,416        2,711
Impaired asset write-offs..........      17,429       58,735
Operating restructuring costs......      15,376       24,042        6,187        4,201          682
Strategic Restructuring Plan
  costs............................                   97,505
Non-recurring acquisition costs....                                              8,001        8,057
                                     ----------   ----------   ----------   ----------   ----------
  Operating income (loss)..........     (22,033)    (110,504)     109,260       84,834       29,073
Interest expense...................     113,375      106,291       37,837       36,047        8,132
Interest income....................      (2,404)      (2,070)      (1,853)      (6,857)      (3,506)
Unrealized foreign currency
  transaction loss.................      49,004
Equity in (income) loss of
  affiliates.......................      32,564          748       (1,687)
Loss on sale and closure of
  businesses.......................      15,032       10,199
Other (income) expense.............       1,572        2,232       (5,459)      (4,233)        (684)
                                     ----------   ----------   ----------   ----------   ----------
Income (loss) from continuing
  operations before provision for
  (benefit from) income taxes and
  extraordinary items..............    (231,176)    (227,904)      80,422       59,877       25,131
Provision for (benefit from) income
  taxes............................     (28,304)     (30,402)      36,946       27,939        6,032
                                     ----------   ----------   ----------   ----------   ----------
Income (loss) from continuing
  operations before extraordinary
  items............................    (202,872)    (197,502)      43,476       31,938       19,099
Income (loss) from discontinued
  operations, net of income
  taxes(2).........................                   (1,294)      23,712       26,800       15,778
                                     ----------   ----------   ----------   ----------   ----------
Income (loss) before extraordinary
  items............................    (202,872)    (198,796)      67,188       58,738       34,877
Extraordinary items--(gain) loss on
  early terminations of debt
  facilities, net of income
  taxes............................      (9,108)         269                     1,450          701
                                     ----------   ----------   ----------   ----------   ----------
Net income (loss)..................  $ (193,764)  $ (199,065)  $   67,188   $   57,288   $   34,176
                                     ==========   ==========   ==========   ==========   ==========

                FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA(1)
               (IN THOUSANDS, EXCEPT PER SHARE DATA) (CONTINUED)

                                                            FISCAL YEAR ENDED
                                      -------------------------------------------------------------
                                      APRIL 29,    APRIL 24,    APRIL 25,    APRIL 26,    APRIL 30,
                                         2000         1999         1998         1997        1996
                                      ----------   ----------   ----------   ----------   ---------
Per share amounts(3):
Basic:
  Income (loss) from continuing
    operations before extraordinary
    items...........................  $    (5.51)  $    (5.45)  $     1.45   $     1.42   $   1.13
  Income (loss) from discontinued
    operations......................                    (0.03)        0.80         1.19       0.93
  Extraordinary items...............        0.25        (0.01)                    (0.06)     (0.04)
                                      ----------   ----------   ----------   ----------   --------
  Net income (loss).................  $    (5.26)  $    (5.49)  $     2.25   $     2.55   $   2.02
                                      ==========   ==========   ==========   ==========   ========
Diluted:
  Income (loss) from continuing
    operations before extraordinary
    items...........................  $    (5.51)  $    (5.45)  $     1.43   $     1.39   $   1.12
  Income (loss) from discontinued
    operations......................                    (0.03)        0.77         1.17       0.92
  Extraordinary items...............        0.25        (0.01)                    (0.06)     (0.04)
                                      ----------   ----------   ----------   ----------   --------
  Net income (loss).................  $    (5.26)  $    (5.49)  $     2.20   $     2.50   $   2.00
                                      ==========   ==========   ==========   ==========   ========

                                                            FISCAL YEAR ENDED
                                      -------------------------------------------------------------
                                      APRIL 29,    APRIL 24,    APRIL 25,    APRIL 26,    APRIL 30,
                                         2000         1999         1998         1997        1996
                                      ----------   ----------   ----------   ----------   ---------
STATEMENT OF CASH FLOWS DATA:
EBITDA(4)(5)........................  $   79,991   $  137,351   $  172,614   $  133,138   $ 48,811
Net cash (used in) provided by
  operating activities..............     (19,290)      61,546       83,562       15,812     19,246
Net cash (used in) provided by
  investing activities..............      26,118      (74,666)    (150,389)    (423,955)  (120,061)
Net cash (used in) provided by
  financing activities..............     (42,149)      49,383       76,418      277,420    257,766
Net increase (decrease) in cash and
  cash equivalents..................     (36,391)      24,081        7,995     (139,457)   158,537

                                      APRIL 29,    APRIL 24,    APRIL 25,    APRIL 26,    APRIL 30,
                                         2000         1999         1998         1997        1996
                                      ----------   ----------   ----------   ----------   ---------
BALANCE SHEET DATA:
Working capital (6).................  $  167,345   $  358,863   $   53,000   $  233,986   $274,124
Total assets........................   1,745,666    2,012,159    2,541,427    1,711,873    805,978
Long-term debt, less current
  portion...........................   1,055,069    1,171,429      382,174      380,209    176,230
Stockholders' equity................     286,042      479,542    1,486,131      921,148    394,746

------------------------

(1) As a result of the completion of the strategic restructuring in June 1998, interest expense increased in conjunction with the increased debt levels and significantly reduced reported earnings in fiscal 1999 and 2000. For a description of the strategic restructuring, see "--Introduction--Factors Affecting Comparability--Strategic Restructuring Plan and Financing Transactions" and Note 3 of the Notes to the Company's Consolidated Financial Statements, appearing elsewhere in this Annual Report.

(2) The results of the companies that were spun off in the strategic restructuring are reflected as discontinued operations for all periods presented in the Company's consolidated statement of operations. For a description of the companies that were spun off see Note 2 of the Notes to the Company's Consolidated Financial Statements appearing elsewhere in this Annual Report.

(3) The per share amounts give effect to the three-for-two stock split effective November 6, 1997 and the one-for-four reverse stock split completed by the Company in June 1998 in conjunction with the strategic restructuring.

(4) EBITDA represents income from continuing operations before interest expense, interest income, provision for (benefit from) income taxes, depreciation expense, amortization expense, impaired asset write-offs, operating restructuring costs, Strategic Restructuring Plan costs, non-recurring acquisition costs, unrealized foreign currency transaction loss, equity in (income) loss of affiliates, loss on sale and closure of businesses, other (income) expense and extraordinary items. EBITDA is provided because it is a measure commonly used by analysts and investors to determine a company's ability to incur and service its debt. EBITDA is not a measurement of performance under GAAP and should not be considered an alternative to net income (loss) as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

(5) In accordance with the definitions contained in the Company's bank credit agreement, certain non-recurring charges totaling $37.0 million and $24.4 million and certain pro-forma adjustments totaling $10.0 million and $4.2 million are added back to the $80.0 million and $137.4 million of EBITDA for the years ended April 29, 2000 and April 24, 1999, respectively, for the purpose of calculating "Consolidated EBITDA," (as defined in the bank credit agreement) and determining compliance with the underlying debt covenants. The non-recurring charges in fiscal 2000 and 1999 relate primarily to inventory and accounts receivable reserves, strategic consulting fees and change initiatives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction." The pro-forma adjustments represent the net addition of the results up to the date of acquisition of the 22 companies acquired in purchase acquisitions during fiscal 1999 and one acquisition during fiscal 2000; and the net removal of results up to the date of sale or closure for the three businesses sold or closed during fiscal 1999 and the nine businesses sold in fiscal 2000.

(6) Working capital as of April 25, 1998 includes $365.0 million of short-term debt due under the then existing credit facility. For a description of the credit facility, see Note 10 of the Notes to the Company's Consolidated Financial Statements, appearing elsewhere in this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the Company's audited consolidated financial statements, including the related notes thereto, appearing elsewhere in this Annual Report. Capitalized terms used in the following discussion without separate definitions have the respective meanings given to them in Note 3 of the Notes to the Company's Consolidated Financial Statements, appearing elsewhere in this Annual Report.

    Except where specifically noted, the discussion of financial condition and results of operations that appears below covers only the Company's continuing operations. For additional information about the results of discontinued operations, see Note 3 of the Notes to the Company's Consolidated Financial Statements, appearing elsewhere in this Annual Report.

INTRODUCTION

OPERATING ORGANIZATION

    During fiscal 2000, the Company's North American operations were organized into three operating divisions: office supplies, office furniture, and vending services. The Company later transferred management responsibility for its office coffee service operations from its office supplies business to management of the vending business. The Company's international operations in New Zealand and Australia are owned and operated through its Blue Star subsidiaries. The Company also owns Mail Boxes Etc. and 49% of Dudley Stationery Limited ("Dudley"), a contract stationer in the United Kingdom. For a discussion of these businesses, see "Business."

    At the end of fiscal 2000, the Company made changes to its management and organizational structure, affecting all of its North American businesses. These changes are described in "Business--General--Lines of Business." In the discussion of "--Results of Operations," results for fiscal 2000 are discussed based upon the organizational structure that the Company adopted at the beginning of fiscal 2000. The discussion of results for prior periods reflects the Company's earlier organization structure.

OPERATING REVENUES AND EXPENSES

    The Company derives revenues primarily from the sale of a wide variety of office supplies and other office products, office furniture, office coffee services and related products, and vending products and services to corporate customers.

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

FACTORS AFFECTING COMPARABILITY

    The Company's financial condition and results of operations have changed dramatically since fiscal 1998. The results of operations in fiscal 2000 were negatively affected by significant operational disruptions arising from change initiatives, including an information system implementation, facility consolidations, and the conversion to a single primary wholesaler relationship. In addition, fiscal 2000 includes one more week than in fiscal 1999. The results of operations in fiscal 1999 were affected by the Company's Strategic Restructuring Plan and Financing Transactions, which were completed in June 1998, the Company's shift away from acquisitions, operating restructuring costs and accelerated change activities. Results were affected in both years by fluctuating exchange rates.

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

    The increased interest expense resulting from the increased debt levels associated with the Strategic Restructuring Plan has significantly reduced the Company's reported earnings in fiscal 1999 and 2000. See "--Consolidated Results of Operations." Rather than net income and net income per share, management believes that a more meaningful indication of the Company's performance is cash flows from operations and EBITDA, or earnings from continuing operations before interest expense, interest income, provision for (benefit from) income taxes, depreciation expense, amortization expense, impaired asset write-offs, operating restructuring costs, Strategic Restructuring Plan costs, non-recurring acquisition costs, unrealized foreign currency transaction losses, equity in (income) loss of affiliates, loss on sale and closure of businesses, other (income) expense and extraordinary items. For information regarding EBITDA, see "Selected Financial Data."

ACQUISITIONS AND DIVESTITURES

    From its inception in 1994 through the end of the 1997 calendar year, the Company grew primarily through acquisitions. The Company completed 238 business combinations (195 related to continuing operations and 43 related to discontinued operations) from its inception through the end of fiscal 1998.

    Since the completion of the Strategic Restructuring Plan, the Company first substantially reduced and then essentially stopped its acquisition activity. The Company significantly reduced its acquisition activity early in fiscal 1999 and later suspended all acquisitions for the balance of the fiscal year. The Company completed 22 business combinations during fiscal 1999, all of which were accounted for under the purchase method. During fiscal 2000, the Company completed only one acquisition. The terms of the Company's bank credit agreement, as amended in April 2000, effectively prevent the Company from completing any significant acquisitions in the foreseeable future without the consent of its lenders.

    Since the middle of fiscal 1999, the Company has disposed of operations where it believed shareholder value was maximized by doing so. The Company completed nine business divestitures during fiscal 2000 and seven business divestitures or closures in fiscal 1999, and it used the proceeds of the divestitures primarily to reduce indebtedness. The Company is actively pursuing a strategy to reduce debt by selling some of its non-core businesses. The Company believes that this strategy will give its remaining businesses greater liquidity and financial flexibility and enhance their prospects for future growth and development. The Company has publicly announced that it has engaged investment bankers to assist it with a potential sale of Blue Star's Retail Group and with an initial public offering and/or the private sale of all or a portion of the equity of MBE. At any given time, the Company may be involved in discussions with one or more parties relating to potential transactions involving certain of its businesses. See "Business--General--Development of the Business." There can be no assurance that any of these or other negotiations will lead to definitive agreements or, if agreements are reached, that any transactions will be consummated. As dispositions occur, the Company's revenues will decline. If reductions in operating costs relating to the dispositions, reductions in debt service costs resulting from repayment of indebtedness from proceeds of the dispositions, and/or reductions in depreciation and amortization costs related to the dispositions do not offset this decrease in revenue, the Company's EBITDA may also decline.

EFFECTS OF FLUCTUATING EXCHANGE RATES

    The Company derives approximately one-third of its revenues from operations in New Zealand and Australia. Consequently, the Company's results of operations, cash flows, and financial position will continue to be affected by fluctuations in foreign currency exchange rates. The exchange rates for the New Zealand and Australian dollars, as compared to the U.S. dollar, have declined significantly since the beginning of fiscal 1999. See "--Liquidity and Capital Resources" and "--Factors Affecting the Company's Business." As a result, the U.S. dollar value of revenues from operations in New Zealand and Australia have declined.

OPERATING RESTRUCTURING CHARGES

    Consistent with the objectives of the Strategic Restructuring Plan and as part of the Company's increased focus on operational matters, the Company instituted cost reduction measures following completion of the Strategic Restructuring Plan. These measures included reductions in headcount, the elimination of duplicative facilities, and the consolidation of certain operating functions. In implementing these cost reduction measures, the Company has incurred, and in the future expects to incur, certain operating restructuring costs. The Company recorded operating restructuring charges of $15.4 million and $24.0 million in fiscal 2000 and fiscal 1999, respectively, reflecting the costs of these measures actually being implemented. Approximately $0.8 million in fiscal 2000 and $4.2 million in fiscal 1999 of these charges reflected non-cash items. A majority of these charges reflected severance costs relating to employees who were notified that their positions were being eliminated. The remainder of the charges reflected costs associated with facility consolidations and asset write-downs (including elimination of certain information systems).

ACCELERATED CHANGE ACTIVITIES

    During the second half of fiscal 1999 and throughout fiscal 2000, the Company employed consultants and a series of Accelerated Change Teams ("ACTs") to pursue cost reduction and revenue enhancement strategies on an accelerated basis, primarily for its North American office supplies business. See "Business--General--Development of the Business" for a discussion of these operating change initiatives. These activities caused significant disruption to the business, increased expenses, and failed to deliver the anticipated level of savings and margin enhancements within the projected timeframes. The activities associated with the Company's accelerated change programs had a significant negative effect on its results in the fourth quarter of fiscal 1999 and fiscal 2000. These activities resulted in additional SG&A expense related to outside resources to refine the Company's financial and operating change management strategies. In addition, the disruptions arising from the accelerated change activities caused inventory and receivable related charges. These activities also disrupted customer service levels in many locations, contributed to an increase in employee turnover, and distracted resources from sales growth and margin enhancement efforts.

    As of the beginning of fiscal 2001, the Company has discontinued its reliance on ACT initiatives and is redirecting its operational focus toward sales growth, margin enhancement and cost reduction, driven by improvements in operational efficiencies and improved customer service levels. The Company is in the early stages of this strategy, and there is no assurance that it will be successful. See "Business--US Office Products--North America--Operating and Business Strategies."

RESULTS OF OPERATIONS

    The following table sets forth various items as a percentage of revenues for the fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998.

                                                                         FISCAL YEAR ENDED
                                                              ---------------------------------------
                                                              APRIL 29,      APRIL 24,      APRIL 25,
                                                                2000           1999           1998
                                                              ---------      ---------      ---------
Revenues....................................................    100.0%         100.0%         100.0%
Cost of revenues............................................     73.1           72.6           72.2
                                                                -----          -----          -----
  Gross profit..............................................     26.9           27.4           27.8
Selling, general and administrative expenses................     25.5           23.8           22.6
Amortization expense........................................      1.0            1.0            0.8
Impaired asset write-offs...................................      0.7            2.2
Operating restructuring costs...............................      0.6            0.8            0.2
Strategic Restructuring Plan costs..........................                     3.7
                                                                -----          -----          -----
  Operating income (loss)...................................     (0.9)          (4.1)           4.2
Interest expense, net.......................................      4.4            3.9            1.4
Unrealized foreign currency transaction loss................      2.0
Equity in (income) loss of affiliates.......................      1.3                          (0.1)
Loss on sale and closure of businesses......................      0.6            0.4
Other (income) expense......................................      0.1            0.1           (0.2)
                                                                -----          -----          -----
Income (loss) from continuing operations before provision
  for (benefit from) income taxes and extraordinary items...     (9.3)          (8.5)           3.1
Provision for (benefit from) income taxes...................     (1.1)          (1.1)           1.4
                                                                -----          -----          -----
Income (loss) from continuing operations before
  extraordinary items.......................................     (8.2)          (7.4)           1.7
Income (loss) from discontinued operations, net of income
  taxes.....................................................                    (0.1)           0.9
                                                                -----          -----          -----
Income (loss) before extraordinary items....................     (8.2)          (7.5)           2.6
Extraordinary items, net of income taxes....................     (0.4)
                                                                -----          -----          -----
Net income (loss)...........................................     (7.8)%         (7.5)%          2.6%
                                                                =====          =====          =====

CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED APRIL 29, 2000 COMPARED TO THE YEAR ENDED APRIL 24, 1999

REVENUES

    Consolidated revenues decreased 6.2%, from $2.66 billion for the fiscal year ended April 24, 1999, to $2.50 billion for the fiscal year ended April 29, 2000. This decrease in revenues was primarily due to the residual effect of the loss of a number of large office supply accounts in North America during fiscal 1999, sales force and customer service turnover in several locations, a decline in furniture revenue primarily from transitions in product offerings, and the disposal or closure of 19 businesses since the beginning of fiscal 1999. The decrease was partially offset by the inclusion of revenues from 23 companies acquired in business combinations accounted for under the purchase method after the beginning of fiscal 1999 and by the fact that fiscal 2000 included 53 weeks versus fiscal 1999, which included only 52 weeks. On a pro forma basis, giving effect to the Strategic Restructuring Plan, and the purchase acquisitions and business closures and divestitures completed after the beginning of fiscal 1999, as if such transactions were completed as of the beginning of fiscal 1999, assuming that the average exchange rates for the New Zealand and Australian dollars in fiscal 1999 were equal to the average exchange rates in fiscal 2000, and adjusting for the fact that fiscal 2000 included one more week than fiscal 1999, revenues decreased by 1.4%.

GROSS PROFIT

    Consolidated gross profit decreased 8.0%, from $730.8 million for the fiscal year ended April 24, 1999, to $672.5 million for the fiscal year ended
April 29, 2000. The decrease in gross profit is directly related to the decrease in revenues. As a percentage of revenues, gross profit decreased from 27.4% for the fiscal year ended April 24, 1999, to 26.9% for the fiscal year ended
April 29, 2000. The decrease as a percentage of revenues is primarily attributed to declines in the North American office supplies business and at Blue Star Group's Print business. The decline in the North American office supplies gross profit as a percentage of revenues was a result of changes in the cost and prices of our products, some of which resulted in write-downs in the value of inventory, and significant increases in delivery expenses. These cost and price changes arose from the many disruptive changes that the business went through during fiscal 2000, including major system conversions, warehouse consolidations and the change to a single wholesaler arrangement. The decline in the gross profit as a percentage of revenues in the Blue Star Print business was primarily related to severe declines in the sheet-fed business activity in New Zealand and increased paper costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased 0.4%, from $635.2 million for the fiscal year ended April 24, 1999, to $637.7 million for the fiscal year ended April 29, 2000. Selling, general and administrative expenses as a percentage of revenues increased from 23.8% for the fiscal year ended April 24, 1999, to 25.5% for the fiscal year ended April 29, 2000. The increase in selling, general and administrative expenses as a percentage of revenues was the net result of a number of factors, including: (i) costs of $15.7 million, including consulting fees, associated with the Company's change initiatives; (ii) information technology initiatives of approximately
$5.6 million at MBE related to the roll-out of a national point of sale system, a customer data warehouse and a satellite communication system;
(iii) approximately $5.7 million related to the Company's e-commerce initiatives in North America; and (iv) other costs related to the internal information technology group and strengthening of the Company's management team.

    The change initiative costs of $15.7 million and information technology initiatives at MBE of $5.6 million, as well as expenses incurred in the North American office supplies businesses related to write-downs in the carrying value of inventory (which reduced gross profit) and accounts receivable of $11.4 million and $4.3 million, respectively, qualify as non-recurring charges under the terms of the

Company's bank credit agreement and are added back to EBITDA for the purpose of calculating compliance with financial covenants. See Note 5 included with the Summary of Selected Financial Data under "Selected Financial Data."

AMORTIZATION EXPENSE

    Amortization expense decreased 7.1%, from $25.8 million for the fiscal year ended April 24, 1999, to $24.0 million for the fiscal year ended April 29, 2000. This decrease was due primarily to the write-off of approximately $58.7 million of impaired goodwill at the end of fiscal 1999.

OPERATING RESTRUCTURING COSTS

    The Company recorded operating restructuring costs of approximately $15.4 million during the fiscal year ended April 29, 2000 related to the approval and commencement of restructuring plans at a limited number of operating locations. See "--Introduction" for a discussion of operating restructuring costs.

IMPAIRED ASSET WRITE-OFFS

    During the Company's evaluation of the recoverability of goodwill, certain operating companies were identified as having future undiscounted cash flow projections that were less than the carrying value of the unamortized goodwill related to such companies, thus indicating impairment. As a result, in fiscal 2000 an impairment loss of $13.6 million was recorded as a reduction to goodwill in an amount equal to the excess of the carrying value over the future discounted cash flows of the entities. See Note 9 of the Notes to the Company's Consolidated Financial Statements, appearing elsewhere in this Annual Report.

    In addition, the Company decided to discontinue the use of certain internally developed software during fiscal 2000. As a result, the Company recorded an impairment loss of $3.8 million, the net book value of the software at the date the Company made the decision to abandon the use of the software.

INTEREST EXPENSE

    Interest expense, net of interest income, increased 6.5%, from $104.2 million for the fiscal year ended April 24, 1999, to $111.0 million for the fiscal year ended April 29, 2000. This increase was due primarily to an increase in the average amount of debt outstanding and the average interest rate related to such debt. Due to the timing of the Strategic Restructuring Plan and the Financing Transactions, interest expense related to the increased debt and higher interest rates was reflected for only approximately ten and one-half months of fiscal 1999 versus all of fiscal 2000.

UNREALIZED FOREIGN CURRENCY TRANSACTION LOSS

    The Company recorded a $49.0 million foreign currency transaction loss during fiscal 2000. This loss represents the impact of the devaluation of the New Zealand dollar ("NZD") on approximately $143 million of NZD denominated and $175 million of U.S. dollar ("USD") denominated intercompany loans to, and the related accrued interest due from, the Blue Star Group. The New Zealand dollar declined from approximately USD $0.551 at April 24, 1999 to approximately USD $0.489 at April 29, 2000.

EQUITY IN (INCOME) LOSS OF AFFILIATES

    The equity in loss of affiliates represents the Company's proportionate share of the operating results of its investments in Dudley and Blue Star Business Solutions. The significant increase in the equity in loss of affiliates from $0.7 million in fiscal 1999 to $32.6 million in fiscal 2000 is attributed primarily to a reduction in the carrying value of the investment in Dudley by $32.9 million during fiscal 2000 to a carrying value of approximately
$50.4 million at the end of fiscal 2000. The reduction in the carrying value was the result of (i) operating losses incurred by Dudley during fiscal 2000, of which the Company's share was

$6.0 million; (ii) the recording of a goodwill impairment loss by Dudley in fiscal 2000, of which the Company's share was approximately $21.7 million;
(iii) the Company recognized an impairment loss of approximately $3.4 million on the portion of the investment in Dudley which is in excess of the Company's proportionate share of the underlying assets of Dudley (i.e. goodwill); and
(iv) the amortization of this goodwill of approximately $1.8 million. Dudley's operations have been negatively impacted by results of the start-up of its new national distribution facility in London and the implementation of a new enterprise wide computer system. These activities resulted in reduced sales due to reduced customer service levels and increased costs. See "Business--Dudley."

LOSS ON SALE AND CLOSURE OF BUSINESS

    The Company recorded a $15.0 million pre-tax loss on the sale and closure of businesses during the fiscal year ended April 29, 2000. This loss represents a $19.3 million loss on the sale of 60% of Business Solutions and an aggregate $11.0 million loss on the sale of several non-core businesses in North America, partially offset by an aggregate gain of $15.3 million on the sale of certain non-core businesses in North America. The $19.3 million loss on the sale of 60% of Business Solutions included the realization of $13.7 million in currency translation losses related to the decline in the New Zealand dollar since the dates the Business Solutions businesses were acquired. Such amounts were previously recorded as a reduction to stockholders' equity.

    The Company recorded a $10.2 million pre-tax loss on the sale and closure of businesses during the fiscal year ended April 24, 1999. The loss was primarily the result of the sale and closure of under-performing technology businesses in New Zealand and Australia.

INCOME TAXES

    The benefit from income taxes of $28.3 million for the fiscal year ended April 29, 2000, represents an effective income tax benefit rate of 12.2%. The 12.2% effective income tax benefit rate reflects the recording of an income tax benefit at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective income tax benefit rate was reduced to reflect non-deductible goodwill amortization expense, non-deductible impaired asset write-offs, and the valuation allowance recorded against the deferred tax assets recorded by Blue Star Group related to its New Zealand operations as it is more likely than not that the deferred tax assets will expire before the Company is able to realize their benefits.

    The benefit from income taxes of $30.4 million for the fiscal year ended April 24, 1999, represents an effective income tax benefit rate of 13.3%. The 13.3% effective income tax benefit rate reflects the recording of an income tax benefit at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective income tax benefit rate was reduced to reflect non-deductible goodwill amortization expense, non-deductible impaired asset write-offs and the non-deductible costs related to the Strategic Restructuring Plan.

EXTRAORDINARY ITEMS

    The extraordinary gain, net of income taxes, of $9.1 million represents the gain on the repurchase of $37.0 million of 2008 Notes, for approximately
$20.5 million, which represented 54.75% of par value. See "--Liquidity and Capital Resources--Long-Term Debt."

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

GROSS PROFIT

    Consolidated gross profit increased 0.5%, from $726.8 million for the fiscal year ended April 25, 1998, to $730.8 million for the fiscal year ended
April 24, 1999. The increase in gross profit is in part related to the increase in revenues. However, as a percentage of revenues, gross profit decreased from 27.8% for the fiscal year ended April 25, 1998, to 27.4% for the fiscal year ended April 24, 1999. The Company believes that the decrease in gross profit as a percentage of revenues reflects disappointing margins at certain under-performing units in North America and at Blue Star. In addition, as part of the Company's working capital initiatives commenced in the fourth quarter of fiscal 1999 as well as a detailed analysis of all businesses, the Company determined it appropriate to record additional provisions for slow moving and obsolete inventory in North America and at Blue Star. The resulting charges also reduced gross profit.

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

AMORTIZATION EXPENSE

    Amortization expense increased 29.6%, from $19.9 million for the fiscal year ended April 25, 1998, to $25.8 million for the fiscal year ended April 24, 1999. This increase was due primarily to the amortization of intangible assets recorded in conjunction with the acquisition of the Purchased Companies.

STRATEGIC RESTRUCTURING COSTS

    In conjunction with the completion of the Strategic Restructuring Plan, the Company incurred non-recurring costs from continuing operations of $97.5 million, $70.4 million of which were non-cash. An additional
$11.7 million of such costs were incurred by the Spin-Off Companies and were included in results of discontinued operations. The Strategic Restructuring Plan costs related to continuing operations consisted of: (i) compensation expense of $50.8 million ($49.9 million of which was non-cash) related to the difference between the exercise prices of employee stock options underlying shares that were accepted in the Equity Tender and the $108.00 per share ($27.00 per share prior to the Reverse Stock Split) purchase price in the Equity Tender;
(ii) professional fees (including accounting, legal, investment banking, and printing fees) of $26.2 million; and (iii) a non-cash expense of $20.5 million resulting from the issuance of 301,646 incremental shares of common stock (with a market value of $67.75 per share on the date of issuance) related to the temporary, effective reduction in the conversion price of the 2001 Notes from $76.00 to $64.68 per share ($19.00 and $16.17 per share prior to the Reverse Stock Split) on $131.0 million, principal amount, of the 2001 Notes, which the Company made as part of the exchange offer for the 2001 Notes. For a description of the Strategic Restructuring Plan and the Financing Transactions, see Note 3 of the Notes to the Company's Consolidated Financial Statements, appearing elsewhere in this Annual Report.

OPERATING RESTRUCTURING COSTS

    The Company recorded operating restructuring costs of approximately
$24.0 million during the fiscal year ended April 24, 1999. See "--Introduction" for a discussion of operating restructuring costs.

IMPAIRED ASSET WRITE-OFFS

    During the Company's evaluation of the recoverability of goodwill, certain operating companies were identified as having future undiscounted cash flow projections that were less than the carrying value of the unamortized goodwill related to such companies, thus indicating impairment. As a result, in fiscal 1999 an impairment loss of $58.7 million was recorded as a reduction to goodwill in an amount equal to the excess of the carrying value over the future discounted cash flows of the entities. See Note 9 of the Notes to the Company's consolidated financial statements.

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

LOSS ON SALE AND CLOSURE OF BUSINESS

    The Company recorded a $10.2 million loss on the sale and closure of businesses during the fiscal year ended April 24, 1999. The loss was primarily the result of the sale and closure of under-performing technology businesses in New Zealand and Australia.

EQUITY IN (INCOME) LOSS OF AFFILIATES

    The equity in loss of affiliates represents the Company's proportionate share of the earnings or losses of its investments in Dudley. In fiscal 1999, the Company recorded a loss of $0.7 million, the Company's proportionate share of Dudley's reported net loss, compared to net income in fiscal 1998, of which the Company's share amounted to $1.7 million. The loss reported by Dudley in fiscal 1999 was primarily due to the impact of a new national distribution facility, which increased operating costs and negatively affected customer service levels in the start-up period.

OTHER INCOME

    Other income decreased by $7.7 million from $5.5 million of income for the fiscal year ended April 25, 1998, to an expense of $2.2 million for the fiscal year ended April 24, 1999. Other expenses include miscellaneous other income and expense items. The decrease was due primarily to the recognition in fiscal 1998 of a marketing fee of $4.7 million earned in conjunction with providing a license to use a list of the Company's customers in the United States. The Company did not earn similar fees in fiscal 1999.

INCOME TAXES

    The benefit from income taxes of $30.4 million for the fiscal year ended April 24, 1999, represents an effective income tax benefit rate of 13.3%. The 13.3% effective income tax benefit rate reflects the recording of an income tax benefit at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective income tax benefit rate was reduced to reflect non-deductible goodwill amortization expense, non-deductible impaired asset write-offs and the non-deductible costs related to the Strategic Restructuring Plan.

    Provision for income taxes of $36.9 million for the fiscal year ended
April 25, 1998 represents an effective income tax rate of 45.9%. The 45.9% effective income tax provision rate reflects the recording of an income tax provision at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective income tax provision rate was increased to reflect non-deductible goodwill amortization expense.

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

BUSINESS SEGMENT RESULTS OF OPERATIONS

    The following compares revenues and EBITDA (as defined in Note 4 of the Notes included with the Summary of Selected Financial Data under "Selected Financial Data") for each of the Company's reportable business segments. For a definition of each of the reportable business segments, please see Note 16 of the Notes to the Company's Consolidated Financial Statements, appearing elsewhere in this Annual Report.

YEAR ENDED APRIL 29, 2000 COMPARED TO THE YEAR ENDED APRIL 24, 1999

    NORTH AMERICAN OFFICE SUPPLIES--Revenues for the fiscal year ended
April 29, 2000 decreased 0.8% on a historical basis and 3.4% on a pro forma basis, adjusted for the extra week in fiscal 2000, versus the fiscal year ended April 24, 1999. The decreases in revenues are due primarily to the impact of the anticipated residual effect of the loss of a number of large office supply accounts during fiscal 1999, sales force and customer service turnover in certain locations, as well as reduced attention to new business generation as locations focused on serving existing customers during periods of operational disruption. The impact of these factors is partially offset, in the historical results, by an additional week of sales in fiscal 2000 versus fiscal 1999. EBITDA decreased 26.3%, on a historical basis, primarily as a result of various operating disruptions that had a significant negative impact on gross margins in fiscal 2000. These disruptions, which also negatively affected revenues and increased costs, included system conversions, warehouse and customer service center consolidations, and the conversion to a new single wholesaler relationship.

    NORTH AMERICAN OFFICE FURNITURE--Revenues for the fiscal year ended
April 29, 2000 decreased 8.8% on a historical basis and 6.7% on a pro forma basis, adjusted for divestitures and the extra week in fiscal 2000, versus the fiscal year ended April 24, 1999. The decrease in revenues is due primarily to the impact on sales efforts of the transition of certain furniture locations to new product lines or new organizational or managerial structures. EBITDA increased 21.6%, on a historical basis, due primarily to the sale of an underperforming business in fiscal 2000 and reductions in general and administrative expenses.

    OTHER NORTH AMERICAN OPERATIONS--Revenues for the fiscal year ended
April 29, 2000 decreased 27.5% on a historical basis and increased 3.5% on a pro forma basis, adjusted for divestitures and the extra week in fiscal 2000, versus the fiscal year ended April 24, 1999. The decrease in historical revenues is primarily the result of the sale of five non-core businesses with aggregate annual revenues of approximately $183.1 million in fiscal 1999. On a pro forma basis, revenues increased 3.5%, primarily as a result of growth in the vending and office coffee services businesses. EBITDA decreased on a historical basis by $44.3 million, primarily as a result of the sale of non-core businesses and increased costs associated with (i) the addition of internal and external resources to assist with the Company's change initiatives, which were not allocated to the office supplies and furniture divisions, and (ii) the development and implementation of an e-commerce strategy for the Company.

    BLUE STAR GROUP--Revenues for the fiscal year ended April 29, 2000 decreased 5.4% on a historical basis and increased 2.7% on a pro forma basis, adjusted for the extra week in fiscal 2000, versus the fiscal year ended April 24, 1999, and assuming the average exchange rates for the New Zealand and Australian dollars in fiscal 1999 were equal to the average exchange rates in fiscal 2000. The decrease on a historical basis is due primarily to the sale of Blue Star's business technology group, Business Solutions, in December 1999. The average exchange rate of the New Zealand and Australian dollars against the USD has fluctuated USD ($0.01) and USD $0.01, respectively, since the end of fiscal 1999. Fluctuations in exchange rates could have a material effect on future results. See "--Factors Affecting the Company's Business."

    The increase in revenues on a pro forma basis, adjusted for the extra week in fiscal 2000, versus the fiscal year ended April 24, 1999, and assuming that the average exchange rates for the New Zealand and Australian dollars in fiscal 1999 were equal to the average exchange rates in fiscal 2000, was primarily the result of revenue growth in the Retail and Print Groups of 5.7% and 2.8%, respectively.

    EBITDA for fiscal 2000 decreased 8.7% on a historical basis due primarily to underperforming Australian and certain office supply operations, increased operating expenses related to information systems implementations in Blue Star's Business Supplies and Retail Groups, and the sale of Blue Star's business technology group, Business Solutions, in December 1999.

    MBE--Revenues for the fiscal year ended April 29, 2000 increased 12.3% on a historical basis and increased 10.2% on a pro forma basis, adjusted for the extra week in fiscal 2000, versus the fiscal year ended April 24, 1999. This increase is primarily due to growth in royalties received from franchisees and the sale of products and equipment to franchisees, as MBE continues to grow the number of MBE franchised centers open around the world. EBITDA for fiscal 2000 decreased 3.9% on a historical basis versus fiscal 1999. The decrease in EBITDA is attributed to the costs associated with the roll-out of MBE's information technology initiatives, which totaled $5.6 million in fiscal 2000. MBE's information technology initiatives include the roll-out of a national point of sale system and a satellite communication system to its domestic franchisees and the development of a customer data warehouse.

    CORPORATE--EBITDA for fiscal 2000 increased 24.9%, or $7.6 million, on a historical basis versus fiscal 1999, primarily due to consulting fees incurred in fiscal 1999 related to the Company's change initiatives. In fiscal 2000, the consulting fees incurred related to change initiatives affecting primarily the Company's North American operations and are thus included in the segment, "Other North American Operations."

YEAR ENDED APRIL 24, 1999 COMPARED TO THE YEAR ENDED APRIL 25, 1998

    At the beginning of fiscal 2000, the Company reorganized the structure of its North American businesses. Prior to fiscal 2000, these businesses were organized into a series of geographic regions and districts, all operated within a single management structure as part of the North American Office Products Group ("NAOPG"). Accordingly, the divisional comparison made for fiscal 2000 versus fiscal 1999 cannot be applied in the same manner to the comparison of fiscal 1999 versus fiscal 1998. Thus, the following discussion compares the Company's reportable segments as they existed during fiscal 1999 and 1998.

    NAOPG--Revenues for the fiscal year ended April 24, 1999 increased 4.8% on a historical basis and 0.1% on a pro forma basis, assuming all acquisitions were completed at the beginning of fiscal 1998. The increase, on a historical basis, was primarily due to the completion of 42 acquisitions since the beginning of fiscal 1998. The slight increase on a pro forma basis was primarily due to the impact of losing a number of larger local and regional accounts to competitors, often when the headquarters office of a customer's business consolidated its office supply purchasing activities and awarded a contract to a single supplier other than the Company. In addition, the Company had weak sales volume in a number of underperforming local business units particularly within the contract furniture operations. Although the Company had been successful in adding a substantial number of mid-sized and smaller accounts, the loss of larger customer business more than offset the increase in business from such mid-sized and smaller accounts. EBITDA decreased 13.1% on a historical basis due primarily to the impact of increasing costs associated with the Company's change initiatives in fiscal 1999.

    BLUE STAR--Revenues for the year ended April 24, 1999 decreased 8.2%, on a historical basis. This decrease is due primarily to the devaluation of the New Zealand and Australian dollars against the USD since the beginning of fiscal 1998. The following table details the declines in the average exchange rates of the New Zealand and Australian dollars versus the USD for the fiscal year ended April 24, 1999 and April 25, 1998:

                                                                  AVERAGE EXCHANGE RATES
                                                                 FOR THE FISCAL YEAR ENDED
                                                              -------------------------------
                                                              APRIL 24, 1999   APRIL 25, 1998   DECLINE
                                                              --------------   --------------   --------
New Zealand dollar..........................................       $.53             $.62         $(.09)
Australian dollar...........................................       $.63             $.71         $(.08)

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

    EBITDA decreased 17.6% on a historical basis due primarily to the devaluation of the New Zealand and Australian dollars against the USD since the beginning of fiscal 1998.

    MBE--Revenues for the year ended April 24, 1999 increased 136.7%. This increase was primarily the result of MBE only being consolidated for five months in fiscal 1998 since MBE was acquired in November 1997. On a pro forma basis, MBE revenues increased 3.8% primarily due to the fact that same store sales increased 11.4% over the last year, offset partially by reduced franchise fees because fewer domestic area franchises were sold. EBITDA increased 87.3% primarily due to the inclusion of MBE for only five months in fiscal 1998 due to its acquisition in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND WORKING CAPITAL

    At April 29, 2000, the Company had cash and cash equivalents of $39.7 million and working capital of $167.3 million. The Company anticipates its cash on hand, cash flows from operations, and borrowings available from its credit facility will be sufficient to meet its liquidity requirements for its operations, capital expenditures, and debt service obligations for fiscal 2001. However, if the Company's operations do not produce cash flow at or near anticipated levels, or if the Company is not successful in reducing its debt levels through the sale of non-core businesses over the course of fiscal 2001, the Company could require funds in excess of the current availability under the credit facility. (In such event, the Company also could fail to remain in compliance with the financial covenants in its credit facility. See "--Long-Term Debt.") There can be no assurance that the Company will be able to obtain such funds from its lenders or from other sources, if they are required. See "--Factors Affecting the Company's Business."

    Since the end of fiscal 2000, the Company's Blue Star business has had cash on hand in New Zealand and Australia of approximately $15-$20 million. Approximately half of this cash balance represents proceeds from the sale of a business in Australia that was completed in the first quarter of fiscal 2001. The Company believes that the cash on hand in New Zealand and Australia is necessary to meet Blue Star's liquidity requirements for its operations and capital expenditures for fiscal 2001.

    The Company had net capital expenditures of approximately $62.7 million in fiscal 2000 and anticipates capital expenditures of approximately
$35-$45 million in fiscal 2001 relating primarily to systems development, additional vending machines for the vending services businesses, and additional print capacity for Blue Star's Print Group.

CASH FLOWS

    During the fiscal year ended April 29, 2000, net cash used in operating activities was $19.3 million. Net cash provided by investing activities for the fiscal year ended April 29, 2000, was $26.1 million, including $104.1 million in proceeds from sales of businesses and real estate, partially offset by $9.3 million used for acquisitions and $62.7 million used for net additions to property and equipment. Payments on borrowings of $127.4 million during the fiscal year ended April 29, 2000, were generated primarily by the proceeds from the sales of businesses.

    During the fiscal year ended April 24, 1999, net cash provided by operating activities was $61.5 million. This included the payment of approximately
$27.1 million of costs related to the Strategic Restructuring Plan, the payment of approximately $15.8 million of operating restructuring costs, and decreases in accounts receivable and inventory in the fourth quarter primarily as a result of the Company's working capital initiatives. Net cash used in investing activities for the fiscal year ended April 29, 2000, was $74.7 million, including $34.5 million used for acquisitions and $41.6 million used for net additions to property and equipment. Net borrowings of $556.6 million during the fiscal year ended April 24, 1999, were used primarily to fund the Strategic Restructuring Plan and Financing Transactions, and also to fund the purchase prices of acquisitions and additions to property and equipment during the period. In addition, the Company received $254.2 million related to the Equity Investment, net of expenses, and $49.3 million in proceeds from the issuance of preferred stock, net of expenses, from CD&R. The Company received
$123.6 million from discontinued operations to repay intercompany loan balances outstanding at the time of the Strategic Restructuring Plan. Discontinued operations used $12.5 million of cash during the fiscal year ended April 24, 1999.

    In fiscal 2001, the Company will be required to repay $29.0 million of outstanding debt, including the 2001 Notes and the current portion of other long-term debt instruments.

LONG-TERM DEBT

    In June 1998, the Company completed the Strategic Restructuring Plan. See
Note 3 of the Notes to the Company's Consolidated Financial Statements appearing elsewhere in this Annual Report. In the Strategic Restructuring Plan, the Company repurchased shares of its common stock for approximately
$934.6 million, repurchased approximately $222.2 million of outstanding notes and repaid its then existing credit facility. The Company financed these transactions (including associated transactions costs) with the proceeds of an equity issuance to an investment fund managed by Clayton, Dubilier & Rice, the issuance of $400.0 million of new notes, and the establishment of a new credit facility. The credit facility originally provided for an aggregate principal amount of $1.2 billion, consisting of (i) a seven-year multi-draw term loan facility totaling $200.0 million, (ii) a seven-year revolving credit facility totaling $250.0 million, (iii) a seven-year multi-draw term loan facility totaling $100.0 million, and (iv) an eight-year term loan facility totaling $675.0 million. Interest rates on such borrowings were to bear interest, at the Company's option, at the lending bank's base rate plus an applicable margin of up to 1.50%, or a eurodollar rate plus an applicable margin of up to 2.50%.

    In both fiscal 1999 and 2000, the Company and its bank lenders amended the credit facility initiated in connection with the Strategic Restructuring Plan. As a result of these amendments, the $250.0 million revolving credit facility has been reduced to $150.0 million and the multi-draw term loan facility has been reduced to $34.2 million. As a result of the modifications, the applicable interest rate margins were raised on all loans by 0.75% to 1.0% and the commitment fee for the revolving credit facility has been fixed at 0.5%.

    If the Company does not reduce the aggregate debt outstanding under the credit facility by a total of at least $100.0 million by October 31, 2000 and, cumulatively, $425.0 million by January 31, 2001, the applicable interest rate margins will increase by an additional 0.5%. This additional interest will not become payable until the earlier of the date on which the aggregate debt outstanding is reduced by the specified amounts or April 29, 2001 (the first day of the fiscal year ending April 27, 2002). The Company expects to use the proceeds from the sale of certain of its non-core assets to reduce outstanding indebtedness under the credit facility, but there can be no assurance that it will be able to sell assets to generate sufficient proceeds to reduce the indebtedness to the required levels. See "--Factors Affecting the Company's Business." The credit facility limits the permitted level of capital expenditures during fiscal 2001, investments and acquisitions the Company can make, and the amount of additional indebtedness and guarantees the Company may incur.

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

    The Company is required to ensure that the effective interest rate paid by the Company on at least 50% of the aggregate amount outstanding under the credit facility and the 2008 Notes is at a fixed rate of interest. As a result, the Company has entered into interest rate swap arrangements to limit the LIBOR-based interest rate exposure on $500 million of the outstanding balance under the credit facility to rates ranging from 5.7% to 6.0%. The interest rate swap agreements expire over a period ranging from 2001 to 2003. As a result of these swap agreements (and including the fixed-rate 2008 Notes), the Company has fixed the interest rates on $879 million (77.5%) of the long-term debt outstanding at April 29, 2000. The Company's weighted average interest rate in fiscal year 2000 was 8.9%.

    During fiscal 2000, the Company completed nine business dispositions for total cash proceeds of $104.1 million. In accordance with the terms of the credit facility, the Company used $88.6 million of these proceeds, net of certain disposition-related expenses of $1.0 million, to repay $9.8 million of the balance outstanding under the seven-year term loan facility and to repay $78.8 million of the balance outstanding under the eight-year term loan facility. The remaining $15.5 million of proceeds were used for working capital needs.

    At April 29, 2000, the Company had total debt outstanding of $1,134.0 million and had undrawn borrowings of $100.0 million under the revolving credit facility. The Company's ability to draw on the credit facility is subject to its ability to meet certain financial ratios, and it may not be able to draw the full amount if doing so would violate those ratios. The Company has drawn down additional borrowings under its revolving credit facility since the end of fiscal 2000. The outstanding balance fluctuates daily. Such additional borrowings, net of cash on hand (including the cash on hand in New Zealand and Australia, discussed above in "--Cash and Working Capital"), have generally been at levels consistent with the Company's anticipated cash flows.

    The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at April 29, 2000, was approximately $1.3 billion.

    The credit facility includes, among others, (1) restrictions on the Company's ability to incur additional indebtedness, sell assets, pay dividends, or engage in certain other transactions, (2) requirements that the

Company maintain certain financial ratios, and (3) other provisions customary for loans to highly leveraged companies, including representations by the Company, conditions to funding, cost and yield protections, restricted payment provisions, amendment provisions and indemnification provisions. The credit facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and financing transactions, and also from excess cash flow (as defined in the credit facility).

    The revisions to the credit facility in fiscal 2000 increased the Company's permissible leverage ratio through the end of fiscal 2001 and reduced the minimum required ratio of operating cash flow to cash interest expense. These changes reflect the reduced level of EBITDA that the Company has reported and are intended to permit the Company to remain in compliance with the financial covenants in the bank agreement during fiscal 2001. However, there can be no assurance that the Company will be able to remain in compliance, as various factors could affect the Company's financial results and its reported EBITDA. Should the Company's cash flow from operations be insufficient to maintain compliance with the financial covenants, there would be an event of default under the credit facility. In this event, the Company's lenders would have the right to declare all amounts outstanding under the credit facility to be immediately due and payable. Due to cross-default provisions in the Company's other borrowing agreements, substantially all of the Company's long-term debt, including the 2008 Notes, could also become callable. See "--Factors Affecting the Company's Business." After fiscal 2001, the Company's financial covenants will revert to the financial covenant levels that existed prior to the fiscal 2000 amendments. These covenants require a substantially lower leverage ratio and an increase in the minimum required ratio of operating cash flow to cash interest expense. Based upon current projections of its operating performance, the Company anticipates that it likely will be required to seek further amendments of the financial covenants under the credit facility applicable to the first quarter of fiscal 2002 and subsequent periods. There can be no assurance that the Company's lenders will agree to additional amendments to the terms of the credit facility. See "--Factors Affecting the Company's Business."

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

    In November 1999, the Company's Board of Directors authorized the repurchase of up to $50.0 million principal amount of the 2008 Notes from time to time in privately-negotiated transactions and the Company repurchased $37.0 million of the 2008 Notes for approximately $20.5 million, which represents 54.75% of par value, and recorded a $9.1 million extraordinary gain, net of taxes, on the transaction. The credit facility prohibits the repurchase of additional 2008 Notes.

STOCKHOLDERS' EQUITY

    In May 1999, MBE invested $4.0 million to acquire a 17% interest in iShip.com, a provider of web-based shipping solutions. In March 2000, Stamps.com acquired iShip.com, and in the transaction MBE received approximately 1.3 million shares of Stamps.com common stock in exchange for its equity interest in iShip.com. The fair market value of MBE's investment in Stamps.com, based on the number of Stamps.com shares it received in the merger transaction, was approximately $21.1 million as of April 29, 2000. Since the Company considers its investment in Stamps.com to be an available-for-sale security, the $17.1 million unrealized gain on its investment in Stamps.com as of April 29, 2000 is recorded as other comprehensive income, a component of stockholders' equity. If the Company does liquidate its investment, any resulting gain would be recognized in the consolidated statement of operations. Included in the Company's investment in Stamps.com is $5.0 million for warrants to purchase 658,986 additional shares of Stamps.com common stock at an exercise price of $6.07 per share. Because the common stock underlying the warrants are not registered securities and MBE cannot freely sell the shares of common stock underlying the warrants until after April 2001, the warrants are carried at a cost of $5.0 million in other assets on the consolidated balance sheet as of April 29, 2000. Subsequent to April 29, 2000, the Company has sold 925,000 shares of Stamps.com common stock, approximately 70% of the Company's investment at April 29, 2000, at an average price of $6.56 per share for total proceeds of $6.3 million. The quoted market price of Stamps.com common stock has declined from $16.00 per share as of April 29, 2000 to $6.59 per share as of July 20, 2000.

    In April 1999, a fund managed by CD&R, the Company's largest shareholder, made an investment of an additional $49.3 million, net of fees of $1.7 million. In exchange for the equity contribution, the CD&R-led fund received a new class of non-voting preferred stock that is convertible into 7.3 million shares of the Company's common stock. The preferred stock converts into common stock upon transfer to anyone other than CD&R or its affiliates. The preferred stock carries no voting rights, but where stockholder approval is required for a merger, consolidation, or sale of all or substantially all of the Company's assets, the preferred stock will vote together with the common stock. The preferred stock carries no dividend right other than the right to receive the same level of dividends as the common stock, and it has a nominal liquidation preference. As part of the new investment, the Company amended warrants that the CD&R-led fund acquired as a part of its original investment in the Company in June 1998 to reduce the exercise price to $5.625 per share. The warrants cover approximately 9.2 million shares of common stock of the Company and are exercisable at any time after June 10, 2000 until June 10, 2010.

FOREIGN CURRENCY

    During fiscal 2000, there was a net reduction in stockholders' equity, through a cumulative translation adjustment of approximately $17.6 million, reflecting primarily the impact of the declining exchange rate on the Company's investments in its New Zealand subsidiaries. In addition, the devaluation throughout the year has adversely affected the return on the Company's investment in its New Zealand and Australian operations. The Company cannot predict whether exchange rates will increase or decline in the future. If the exchange rates were to decline further, the Company's return on assets and equity from its New Zealand and Australian operations would be further depressed. Subsequent to April 29, 2000, the New Zealand dollar continued to weaken against the USD. As of July 20, 2000, the New Zealand dollar equaled USD $0.462 (down from USD $0.489 at April 29, 2000).

    During fiscal 1999, the Company considered its intercompany loans to Blue Star to be a long-term investment. As a result of the strategic review of operations conducted during the fourth quarter of the fiscal 1999, the Company changed its perspective on Blue Star operations and no longer considers the intercompany loans to be long-term in nature. Accordingly, during fiscal 2000, the Company recorded unrealized foreign currency transaction losses of $49.0 million related to its intercompany loans with Blue Star as a component of loss from continuing operations.

    As a result of the Company's increased indebtedness, a portion of the cash flows from the Company's international operations is required to service debt and interest payments. The Company incurred costs with respect to accessing cash flows from international operations including such items as New Zealand and Australian withholding and other taxes and foreign currency hedging costs. As of April 29, 2000, the Company had remaining outstanding foreign currency forward contracts with an aggregate notional amount of approximately $5.5 million against the New Zealand dollar. See "--Factors Affecting the Company's Business."

YEAR 2000 COMPLIANCE

    The Company carried out a process to assess Year 2000 compliance of its systems and the systems of major vendors and third party service providers, and to remediate any non-compliance of its systems. The

Company did not experience any disruptions in service or its ability to conduct business as the result of any system non-compliance with the Year 2000.

    Prior to the Year 2000 readiness project, the Company initiated a common system project for hardware and software systems. As a result of this project, the Company replaced several systems. Each US Office Products group (North American operations, MBE, Blue Star Group and Dudley) performed its own Year 2000 readiness review.

    The Company did not experience any system failures as a result of Year 2000 non-compliance, and the Company does not expect that any disruptions will arise in the future. However, there can be no assurances that Year 2000 related disruptions will not arise in the future. If any such disruption occurs, the Company may be forced to rely on contingency plans it developed prior to January 1, 2000, though it has not and does not intend to update these plans. The Company did not lose the ability to process or fulfill its customers' orders and conducted its ordinary course of business without disruption. The Company did not have to utilize its contingency plans, which included the use of alternative product suppliers, reliance on alternative warehouse and delivery locations and methods within the Company (in the case of a local or regional Year 2000 problem), and the use of back-up or alternative communication methods.

    For North America, the Company's assessment and remediation of Year 2000 compliance issues had a budget of less than $1.0 million, and expenses were less than the budgeted amount. The Company does not currently expect that future expenses for assessment or remediation will be material. MBE, Blue Star, and Dudley did not segregate their expenses for Year 2000 compliance from other information technology costs, but these expenses did not exceed $4.0 million.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

    The Company's businesses are subject to seasonal influences. The Company's historical revenues and profitability in its core office products business have typically been lower in the first quarter of its fiscal year, primarily due to the lower level of business activity in North America during the summer months. The revenues and profitability of the Company's operations in New Zealand and Australia and at MBE have generally been higher in the Company's third quarter.

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

    The following tables set forth certain unaudited consolidated quarterly financial data for the fiscal years ended April 29, 2000 and April 24, 1999 (in thousands, except per share amounts). The information has been derived from unaudited consolidated financial statements that in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such quarterly information.

                                                            FISCAL 2000 QUARTERS
                                           ------------------------------------------------------
                                            FIRST      SECOND     THIRD      FOURTH      TOTAL
                                           --------   --------   --------   --------   ----------
Revenues.................................  $625,503   $642,511   $624,439   $606,940   $2,499,393
Gross profit.............................   174,783    179,130    174,782    143,822      672,517
Operating income (loss)..................     8,274      6,903      4,285    (41,495)     (22,033)
Loss from continuing operations before
  extraordinary items....................   (27,527)   (27,423)   (26,209)  (121,713)    (202,872)
Extraordinary items......................                           9,108                   9,108
Net loss.................................   (27,527)   (27,423)   (17,101)  (121,713)    (193,764)
Per share amounts:
  Basic and diluted:
    Loss from continuing operations......  $  (0.75)  $  (0.75)  $  (0.71)  $  (3.30)  $    (5.51)
    Extraordinary items..................                            0.25                    0.25
    Net loss.............................     (0.75)     (0.75)     (0.46)     (3.30)       (5.26)

                                                            FISCAL 1999 QUARTERS
                                           ------------------------------------------------------
                                            FIRST      SECOND     THIRD      FOURTH      TOTAL
                                           --------   --------   --------   --------   ----------
Revenues.................................  $651,949   $677,205   $676,622   $658,813   $2,664,589
Gross profit.............................   177,664    185,039    194,073    174,017      730,793
Operating income (loss)..................   (83,346)    24,763     25,782    (77,703)    (110,504)
Loss from continuing operations before
  extraordinary items....................   (83,543)    (3,982)   (12,463)   (97,514)    (197,502)
Loss from discontinued operations........    (1,294)                                       (1,294)
Extraordinary items......................      (269)                                         (269)
Net loss.................................   (85,106)    (3,982)   (12,463)   (97,514)    (199,065)
Per share amounts:
  Basic and diluted:
    Loss from continuing operations......  $  (2.38)  $  (0.11)  $  (0.34)  $  (2.66)  $    (5.45)
    Loss from discontinued operations....     (0.04)                                        (0.03)
    Extraordinary items..................     (0.01)                                        (0.01)
    Net loss.............................     (2.43)     (0.11)     (0.34)     (2.66)       (5.49)

INFLATION

    The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1998, 1999 or 2000.

NEW ACCOUNTING PRONOUNCEMENTS

    In fiscal 2000, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 had no impact on the Company's results of operations or its financial position.

    In fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and unrealized gains on available-for-sale securities as presented in the consolidated statement of stockholders' equity. The adoption of SFAS No. 130 had no impact on total stockholders' equity or net income (loss).

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

    In December 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June 2000, the SEC staff extended the effective date of SAB No. 101 until the fourth quarter of fiscal 2001. Management does not expect SAB No. 101 to have a material effect on the Company's financial position or results of operations.

FACTORS AFFECTING THE COMPANY'S BUSINESS

    A number of factors, including those discussed below, may affect the Company's future operating results.

    OUR HIGH LEVEL OF DEBT LIMITS OUR ABILITY TO GET ADDITIONAL DEBT FINANCING AND MAY RESTRICT OUR OPERATIONS IN OTHER WAYS.

    We have a high level of debt compared to our stockholders' equity and our cash flows. Our level of debt also is substantially higher than our major competitors. This high level of debt may restrict our business operations in the following ways:

    - Lenders may not be willing to lend additional amounts to us for future working capital needs, acquisitions, general corporate or other purposes, or may only be willing to lend these amounts to us at relatively unfavorable terms. As a condition to agreeing to necessary modifications of our current credit facility, our lenders reduced the amount available under our revolving credit and multi-draw term loan facilities from $250.0 million to $184.2 million during the most recent fiscal year. Lenders may require further reductions in available amounts if we seek additional modifications, and they may not be willing to make additional modifications.

    - We will have to use a substantial portion of our cash flow to pay interest expense on our debt rather than to fund our operations.

    - Our agreement with our banks limits the amounts we can spend on acquisitions and investments in our business. This may disadvantage us in competing with other companies that have more cash available to invest in growth.

    - If our cash flow is lower than we expect, we may not have enough cash left after we pay interest costs to support the growth of our business.

    - Our agreement with our banks limits the amounts we can spend on acquisitions and investments in our business. This may disadvantage us in competing with other companies that have more cash available to invest in growth.

    - We will need to maintain cash flow at the levels we currently expect in order to pay our interest costs. If our cash flow is insufficient to pay interest expense on our debt, we may be forced to refinance our debt, modify our operations, seek additional funding, or sell additional portions of our business to meet our debt obligations.

    - Our suppliers may offer us less favorable terms to purchase products than they offer to competitors that have lower levels of debt. Some customers or potential customers may prefer to do business with companies that have less debt. Some employees may be unsettled by our high level of debt and may choose to leave us.

    - We may be more vulnerable to economic downturns than those of our competitors that have less debt, reducing our ability to compete effectively.

    As of April 29, 2000, we were able to borrow the full amount available under our revolving credit facility. At that time, the amount available was $100.0 million. If our operating results decline, however, the amount available to us may be reduced. Additional borrowings would increase the above risks.

    INCREASES IN INTEREST RATES WILL INCREASE THE COST OF PAYING INTEREST ON OUR DEBT.

    Of our debt, $255 million or 23% is subject to interest rates that vary based on changes in prevailing interest rates. If interest rates rise, the cost of paying interest on this portion of our debt will increase. In addition, under our credit facility, if we do not reduce our bank debt by $100.0 million by October 31, 2000, the interest rate we pay on our bank borrowings will increase by 0.5%. If we do not reduce our bank debt by a total of $425.0 million by January 31, 2001, the interest rate will increase by an additional 0.5%. Increased interest rates on our debt may restrict our business operations further, in the ways described above.

    WE MAY NOT BE ABLE TO GET REASONABLE TERMS FOR BUSINESSES WE WANT TO SELL.

    As part of our strategy, and in an effort to lower our high level of debt, we are seeking to sell a number of our business units. Our efforts to sell these operations involve risks, including the following:

    - We may not be able to sell businesses as quickly as we would like.

    - We may not be able to find suitable purchasers for the businesses we would like to sell or get terms for the sales that are favorable to us. As a result, we may incur losses if we sell businesses on less favorable terms.

    - The performance of each business we wish to sell may suffer if the sale process disrupts the business, or if employees choose to leave when they hear of the potential sale of the operation.

    - Sales at the businesses may decline if customers stop buying from us as a result of the potential sale of the business or a decline in its performance. Our announcement that we may conduct an initial public offering and/or sell all or a portion of the equity of MBE may temporarily slow the sale of franchises and master licenses. Prospective franchisees and master licensees may want to know if MBE will have a new owner or major investor (and such owner's or investor's identity and plans) before becoming franchisees or master licensees.

    In fiscal 2000, we sold nine businesses and reported aggregates losses in connection with the sale of those businesses of $15.0 million. Approximately $4.7 million of these losses related to the write-off of goodwill, because buyers did not value these intangible assets as highly as we did. We expect to sell additional businesses in the future, and we may report additional losses in connection with these sales for the same reason.

    WE MAY NOT BE SUCCESSFUL IN STABILIZING THE OPERATIONS OF OUR LARGEST BUSINESS UNIT.

    The operating changes that we adopted in fiscal year 2000 caused significant disruption in our North American office supplies business. A new management team has adopted a different operating strategy for fiscal 2001, which we describe in "Business--US Office Products--North America--Operating and Business Strategies." A key part of the strategy is reducing the number and significance of operating changes, in an effort to stabilize our business and allow our employees to focus their attention on increasing sales, reducing expenses, and growing profits. We cannot be sure that this strategy will be successful. If we are not successful, our North American office supplies business could face additional risks, including the following:

    - We may lose sales, because of lower levels of service to our customers or because our sales force needs to focus more on serving existing customers than acquiring new ones.

    - We may have to spend additional amounts on serving our customers or on improving the operation of our business. This may reduce our profitability.

    - If our performance declines, we may not be able to borrow as much money from our banks as we would like, or we may fail to meet the terms of our credit facility.

    - Some of our customers may decide not to continue buying from us, and some of our associates may choose to leave us.

    In the past two years, we have made many changes and adjustments to our business strategies. Our businesses and our employees may have difficulty in adjusting to or implementing these changes. Also, new strategies may not prove successful, and this may require us to make additional changes.

    DEPARTING EMPLOYEES MAY TAKE BUSINESS WITH THEM WHEN THEY LEAVE.

    Over the past 12-18 months, we have had a higher turnover rate among our employees than is typical for our industry. In some cases, when an employee has left us, he or she has taken business with him. This risk exists particularly among employees involved in sales functions. Employees involved in sales functions may be able to retain the loyalty of some of the customers they have served if they join a company that competes with us. Not all of our sales representatives are subject to non-compete agreements, non-compete agreements remain in effect for different periods of time, and in some cases a court may not enforce the terms of a non-compete agreement. As a result of all of these factors, when employees leave, we may lose a portion of the business that they served while working with us. If employee turnover rates remain at a high level over an extended period, and if employees are successful in taking business with them, the loss of business may offset sales increases from other sources or may lead to declines in sales.

    CHANGES IN MANAGEMENT MAY IMPAIR OUR ABILITY TO OPERATE EFFECTIVELY.

    We have made a significant number of changes to our management--both to people and to the allocation of management responsibilities in our headquarters office and at our field locations. We expect that changes will continue during fiscal 2001, although we anticipate that the degree of change will be more modest than it has been in the past 18-24 months. Based upon our experience, we believe that employees may have difficulty adjusting to new management styles and to new programs that are implemented by new managers. In some cases, employees have departed--and in the future more may depart--because of changes in management. Also, we cannot be sure that the individuals in re-assigned or new management positions will perform as well as we expect.

    DECLINES IN THE VALUE OF NEW ZEALAND AND AUSTRALIAN DOLLARS WOULD REDUCE OUR REPORTED REVENUE AND EARNINGS.

    We derive approximately one-third of our revenues from our operations in New Zealand and Australia. As a result, declines in the value of the currencies of these countries, relative to the value of the U.S. dollar, would reduce our reported revenues. Since 1998, the value of these currencies has declined substantially as compared to the U.S. dollar. Due primarily to this devaluation, our reported revenues from New Zealand and Australia for fiscal year 2000 declined as compared to fiscal year 1999 by 2.1%. If these currencies continue to fall relative to the U.S. dollar, our reported revenues from these operations would continue to fall and could fail to reflect operational improvements. We cannot be sure whether and to what extent these declines will continue. Also, we are obligated to repay substantially all of our indebtedness in U.S. dollars. As a result, declines in these currency exchange rates may make it more difficult for us to repay our debt.

    Beginning with fiscal year 2000, we revised the way we account for adjustments to our intercompany loans with Blue Star that arise from changes in the value of foreign currencies. We describe this in detail in Note 2 of the Notes to our Consolidated Financial Statements. Under our prior policy, adjustments were not reflected in earnings. However, adjustments are now reflected in earnings in the fiscal quarter the currency value changes. If currency exchange rates decline, this policy reduces our reported earnings.

    SOME OF OUR NATIONAL COMPETITORS HAVE MORE RESOURCES THAN WE HAVE TO CAPTURE MARKET SHARE.

    We operate in a highly competitive environment, and this competition has been increasing. Overall, we compete with a large number of smaller, independent companies, many of which are well-established in their local markets. In the United States, we also compete with four large, national office products companies who operate in many of our geographic and product markets. Some of these large, national companies also compete with us in New Zealand and Australia. Our larger competitors may be able to obtain better business terms from suppliers, may be able to spread operating costs over a larger base of revenues, and may be able to attract customers by offering lower prices on at least some products.

    WE MAY LOSE MARKET SHARE TO COMPETITORS WHO SELL PRODUCTS ON THE INTERNET MORE EFFECTIVELY THAN WE DO.

    The increasing use of the Internet for commercial transactions has increased and intensified the competition we face. Many of our competitors, particularly our large, national competitors, have implemented Internet sales strategies. Many of these efforts are specifically targeted at middle-market businesses, which have been one of our primary market focuses. Competitors who sell products on the Internet most effectively may gain a competitive advantage because they may provide added convenience to customers and may reduce their costs of doing business. Also, because the Internet can require lower start-up costs than traditional businesses, new competitors may more quickly and easily establish themselves.

    Our high level of debt and dedication of resources to our primary task of improving our core operations may hinder our ability to devote additional resources to Internet sales compared to our competitors, particularly in the short term. For example, many larger customers have adopted specialized online buying systems to manage their purchases of certain products, such as office products. They adopt enterprise systems or other similar buying systems offered by businesses known as Online Resource Managers, or "ORMs". For us to have our products included in the electronic catalogs offered by ORMs, we must pay licensing fees and devote technical resources to supporting ORM integration and implementation. Our competitors may be able to do this more quickly or effectively. As a result, we may be disadvantaged in competing for the business of larger customers.

    OUR FOREIGN OPERATIONS FACE ADDITIONAL UNCERTAINTIES THAT MAY HARM OUR OPERATING RESULTS.

    Our operations in New Zealand and Australia--and to a lesser extent in the United Kingdom--are subject to a number of risks that are different or more intense than the risks we face in North America. These risks include the following:

    - We face a few strong competitors in New Zealand and Australia, and our market share and margins are directly affected by the actions of these competitors. They have taken actions that put pressure on our profits and reduced our market share.

    - The market in Australia is large and widely dispersed and there are many competitors. We may be unable to reach a large enough portion of the market to operate at a cost sufficiently low to be profitable over the long run.

    - Our ability to monitor and control management of foreign operations is reduced because of their remote location. We may fail to promptly detect management or operational problems and may have more difficulty effecting change in these locations. During fiscal 2000, we put a new corporate management team in place in New Zealand and Australia. There also was a change in the leadership of our 49% affiliate in the United Kingdom. We cannot predict if these changes will prove successful.

    MBE'S EXPANSION INTO THE ONLINE SHIPPING SERVICES BUSINESS AND MBE'S UPGRADE OF TECHNOLOGY AT ITS DOMESTIC FRANCHISES MAY FAIL TO PRODUCE A DESIRABLE RETURN.

    In fiscal 2000, MBE invested approximately $15 million to expand its presence in the online shipping services business and to introduce state-of-the-art technology to its network of domestic franchises. MBE also entered into alliances with various online business partners and invested in the stock of some of those partners. We cannot be sure that these investment decisions will result in a profitable return for MBE and our company. There may be delays in making new services available, we may experience problems with new technologies, and we will continue to face aggressive competition in the marketplace. Many of these ventures are new to MBE and its franchisees, and we may encounter unexpected problems or complications.

    THE GROUP AFFILIATED WITH CLAYTON, DUBILIER & RICE THAT HOLDS A LARGE BLOCK OF OUR STOCK HAS SIGNIFICANT POWER TO AFFECT OUR MANAGEMENT. CLAYTON, DUBILIER & RICE'S INTEREST MAY NOT ALWAYS BE THE SAME AS THOSE OF OUR OTHER SECURITY HOLDERS, AND THIS MAY LEAD TO COMPANY DECISIONS THAT ARE NOT SATISFACTORY TO THESE OTHER SECURITY HOLDERS.

    Our major stockholder is an investment fund that is affiliated with Clayton, Dubilier & Rice. As our major stockholder, this fund and Clayton, Dubilier & Rice have significant power to affect our stockholder votes. This may result in outcomes that are not satisfactory to our other security holders, because the interest of Clayton, Dubilier & Rice may not always be the same as those other security holders. The investment fund also has the right to nominate three of the nine potential members of our Board of Directors, including the Chairman of our Board. Currently, our Chairman and two of our other nine directors are persons nominated by the investment fund. This level of Board representation may allow Clayton, Dubilier & Rice's interests to take a more prominent role in Board decisions. As stated above, these interests, however, may not always be the same as the interests of our smaller investors.

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

    - Any merger, tender offer for our securities or sale, lease or disposition of all or substantially all of our assets or other business combinations of our company, unless the consideration for the sale is all cash or is freely tradable common stock of a large public company; and

    - Any dissolution or partial liquidation of our company.

    THE TAX FREE NATURE OF OUR 1998 SPIN-OFFS COULD BE CHALLENGED WHICH COULD RESULT IN A SIGNIFICANT TAX LIABLITY TO US AND POSSIBLY TAX LIABILITIES FOR THOSE WHO WERE OUR STOCKHOLDERS AT THE TIME OF THE SPIN-OFFS.

    If the tax-free nature of our 1998 spin-offs were challenged successfully, we would be required to pay a significant tax liability. In connection with the June 1998 strategic restructuring, we received an opinion from our counsel that the spin-offs were not taxable under section 355 of the Internal Revenue Code. That opinion is not binding upon either the Internal Revenue Service or any court.

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

INTEREST RATE RISK

    Approximately $755.5 million of the Company's long-term debt is maintained in variable rate debt instruments. The Company manages its exposure to changes in the interest rate on the Company's variable rate debt by entering into interest rate swap agreements for a total notional amount of $500.0 million. The Company utilizes interest rate swap agreements for the purpose of hedging potential increases in interest rates. These swap agreements expire over a range from June 15, 2001 through June 16, 2003. The interest rate swaps effectively limit the LIBOR-based interest rate exposure to rates ranging from 5.7% to 6.0%.

    Based on the Company's outstanding long-term debt obligations as of April 29, 2000, a hypothetical 10% increase in the weighted average interest rate would result in approximately $1.3 million, net of taxes, in additional interest expense annually and reduce the Company's fiscal 2000 net income accordingly. Without the effect of the interest rate swaps, a hypothetical 10% increase in the weighted average interest rate would result in additional interest expense of approximately $4.1 million, net of taxes.

FOREIGN CURRENCY EXCHANGE RATE RISK

    The Company conducts business activities in New Zealand and Australia (related to the Blue Star Group) and Canada (two coffee businesses) and has a 49% equity interest in a business in the United Kingdom. As a result, the Company is exposed to foreign currency exchange rate risk primarily due to its transactions and net assets denominated in New Zealand (NZD), Australian (AUD), Canadian (CDN) dollars and the Pound Sterling. The Blue Star Group uses foreign currency forward contracts to hedge the impact of adverse fluctuations in the exchange rate on the purchases and sales of goods to overseas markets, as well as on the interest paid related to intercompany debt obligations denominated in U.S. dollars. The Company has not entered into any derivative instruments with respect to the CDN dollar or the Pound Sterling.

    The U.S. dollar is the functional currency for the Company's consolidated results of operations and financial position. For the Company's subsidiaries in New Zealand, Australia and Canada, the functional currency is the NZD, AUD and CDN dollar, respectively. The functional currency of the Company's equity investment in the United Kingdom is the Pound sterling. The cumulative translation effects for the subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive loss in stockholders' equity, with the exception of the Company's $175 million U.S. dollar denominated and $143 million NZD denominated intercompany loans, and the related accrued interest due from, the Blue Star Group. The impact of the fluctuation in the NZD and AUD dollars on these intercompany loans is reflected in the recognition of an unrealized foreign currency transaction gain or loss. The effect of a USD $0.01 change in the NZD exchange rate would result in the recording of an unrealized foreign currency transaction gain or loss of approximately $7.0 million. In addition, as of April 29, 2000, the stockholders' equity of the Blue Star Group totaled $117.0 million.

    As of April 29, 1999, Blue Star held foreign currency forward contracts for a notional amount of approximately $5.5 million at a rate of $0.50. These contracts expired May 15, 2001. The potential unrealized loss that would result from a hypothetical 10% change in exchange rates would be approximately
$0.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
US OFFICE PRODUCTS COMPANY:

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 100 present fairly, in all material respects, the financial position of US Office Products Company and its subsidiaries at April 29, 2000 and April 24, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 29, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 100 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Washington, DC
June 15, 2000

                           US OFFICE PRODUCTS COMPANY

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              APRIL 29,    APRIL 24,
                                                                 2000         1999
                                                              ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   39,711   $   76,102
  Accounts receivable, less allowance for doubtful accounts
    of $11,766 and $11,720, respectively....................     259,287      304,374
  Inventories, net..........................................     155,206      206,857
  Prepaid expenses and other current assets.................      89,184      106,771
                                                              ----------   ----------
      Total current assets..................................     543,388      694,104
Property and equipment, net.................................     210,903      231,152
Intangible assets, net......................................     791,393      858,197
Other assets................................................     199,982      228,706
                                                              ----------   ----------
      Total assets..........................................  $1,745,666   $2,012,159
                                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................  $   78,956   $   19,193
  Accounts payable..........................................     156,840      168,976
  Accrued compensation......................................      39,861       46,384
  Other accrued liabilities.................................     100,386      100,688
                                                              ----------   ----------
    Total current liabilities...............................     376,043      335,241
Long-term debt..............................................   1,055,069    1,171,429
Other long-term liabilities and minority interests..........      28,512       25,947
                                                              ----------   ----------
      Total liabilities.....................................   1,459,624    1,532,617
                                                              ----------   ----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 500,000 shares
    authorized, 73,262 issued and outstanding,
    respectively............................................
  Common stock, $.001 par value, 500,000,000 shares
    authorized, 37,100,642 and 36,853,505 shares issued,
    36,941,602 and 36,702,778 shares outstanding, and
    159,040 and 150,727 held in treasury, respectively......          37           37
  Additional paid-in capital................................     728,443      727,614
  Accumulated other comprehensive loss......................    (120,506)    (119,941)
  Accumulated deficit.......................................    (321,932)    (128,168)
                                                              ----------   ----------
      Total stockholders' equity............................     286,042      479,542
                                                              ----------   ----------
      Total liabilities and stockholders' equity............  $1,745,666   $2,012,159
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                FOR THE FISCAL YEAR ENDED
                                                           ------------------------------------
                                                           APRIL 29,    APRIL 24,    APRIL 25,
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Revenues.................................................  $2,499,393   $2,664,589   $2,611,740
Cost of revenues.........................................   1,826,876    1,933,796    1,884,892
                                                           ----------   ----------   ----------
      Gross profit.......................................     672,517      730,793      726,848

Selling, general and administrative expenses.............     637,743      635,181      591,463
Amortization expense.....................................      24,002       25,834       19,938
Impaired asset write-offs................................      17,429       58,735
Operating restructuring costs............................      15,376       24,042        6,187
Strategic Restructuring Plan costs.......................                   97,505
                                                           ----------   ----------   ----------
      Operating income (loss)............................     (22,033)    (110,504)     109,260

Interest expense.........................................     113,375      106,291       37,837
Interest income..........................................      (2,404)      (2,070)      (1,853)
Unrealized foreign currency transaction loss.............      49,004
Equity in (income) loss of affiliates....................      32,564          748       (1,687)
Loss on sale and closure of businesses...................      15,032       10,199
Other (income) expense...................................       1,572        2,232       (5,459)
                                                           ----------   ----------   ----------
Income (loss) from continuing operations before provision
  for (benefit from) income taxes and extraordinary
  items..................................................    (231,176)    (227,904)      80,422
Provision for (benefit from) income taxes................     (28,304)     (30,402)      36,946
                                                           ----------   ----------   ----------
Income (loss) from continuing operations before
  extraordinary items....................................    (202,872)    (197,502)      43,476
Income (loss) from discontinued operations, net of income
  taxes..................................................                   (1,294)      23,712
                                                           ----------   ----------   ----------
Income (loss) before extraordinary items.................    (202,872)    (198,796)      67,188
Extraordinary items--(gain) loss on early terminations of
  debt facilities, net of income taxes...................      (9,108)         269
                                                           ----------   ----------   ----------
Net income (loss)........................................  $ (193,764)  $ (199,065)  $   67,188
                                                           ==========   ==========   ==========

Per share amounts:
Basic:
  Income (loss) from continuing operations before
    extraordinary items..................................  $    (5.51)  $    (5.45)  $     1.45
  Income (loss) from discontinued operations.............                    (0.03)        0.80
  Extraordinary items....................................        0.25        (0.01)
                                                           ----------   ----------   ----------
  Net income (loss)......................................  $    (5.26)  $    (5.49)  $     2.25
                                                           ==========   ==========   ==========

Diluted:
  Income (loss) from continuing operations before
    extraordinary items..................................  $    (5.51)  $    (5.45)  $     1.43
  Income (loss) from discontinued operations.............                    (0.03)        0.77
  Extraordinary items....................................        0.25        (0.01)
                                                           ----------   ----------   ----------
  Net income (loss)......................................  $    (5.26)  $    (5.49)  $     2.20
                                                           ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     ACCUMULATED       RETAINED
                                          PREFERRED STOCK          COMMON STOCK        ADDITIONAL       OTHER          EARNINGS
                                        -------------------   ----------------------    PAID-IN     COMPREHENSIVE    (ACCUMULATED
                                         SHARES     AMOUNT      SHARES       AMOUNT     CAPITAL     INCOME (LOSS)      DEFICIT)
                                        --------   --------   -----------   --------   ----------   --------------   ------------
Balance at April 26, 1997.............             $           26,119,753    $   26    $ 867,117      $  (5,583)      $  59,588
  Issuances of common stock, net of
    associated expenses in conjunction
    with:
    Acquisitions......................                          6,944,625         7      584,470
    Repayment of debt.................                              7,044                    570
    Exercise of stock options,
      including tax benefits..........                            335,516                 15,908
    Employee stock purchase plan......                             62,974                  4,060
  Share adjustments at Pooled
    Companies.........................                             (9,048)
  Comprehensive loss:
    Other comprehensive loss..........                                                                 (107,220)
    Net income........................                                                                                   67,188
                                         ------    --------   -----------    ------    ----------     ---------       ---------
Balance at April 25, 1998.............                         33,460,864        33    1,472,125       (112,803)        126,776

  Issuance of preferred stock, net of
    associated expenses in conjunction
    with equity investment by
    Investor..........................   73,262                                           49,332
  Issuances of common stock, net of
    associated expenses in conjunction
    with:
    Equity Investment by Investor.....                          9,101,129         9      254,167
    2001 Notes Exchange...............                          2,025,185         2      151,423
    Conversion of 2003 Notes..........                              7,911                  1,000
    Exercise of stock options,
      including tax benefits..........                          1,203,688         1       66,790
    Employee stock purchase plan......                            160,788         1        2,019
    Purchase price adjustments related
      to acquisitions.................                              2,474                   (102)

  Repurchase of common stock, net of
    associated expenses in conjunction
    with Equity Tender................                         (9,259,261)       (9)    (999,991)
  Compensation expense related to
    options repurchased in Equity
    Tender............................                                                    57,711
  Adjustments related to the
    Distributions.....................                                                  (326,860)         1,150         (55,879)
  Comprehensive loss:
    Other comprehensive loss..........                                                                   (8,288)
    Net loss..........................                                                                                 (199,065)
                                         ------    --------   -----------    ------    ----------     ---------       ---------
Balance at April 24, 1999.............   73,262                36,702,778        37      727,614       (119,941)       (128,168)
  Issuances of common stock, net of
    associated expenses in conjunction
    with employee stock purchase
    plan..............................                            238,824                    829
  Comprehensive loss:
    Other comprehensive loss..........                                                                     (565)
    Net loss..........................                                                                                 (193,764)
                                         ------    --------   -----------    ------    ----------     ---------       ---------
Balance at April 29, 2000.............   73,262    $           36,941,602    $   37    $ 728,443      $(120,506)      $(321,932)
                                         ======    ========   ===========    ======    ==========     =========       =========


                                        STOCKHOLDERS'
                                           EQUITY
                                        -------------
Balance at April 26, 1997.............   $   921,148
  Issuances of common stock, net of
    associated expenses in conjunction
    with:
    Acquisitions......................       584,477
    Repayment of debt.................           570
    Exercise of stock options,
      including tax benefits..........        15,908
    Employee stock purchase plan......         4,060
  Share adjustments at Pooled
    Companies.........................
  Comprehensive loss:
    Other comprehensive loss..........      (107,220)
    Net income........................        67,188
                                         -----------
Balance at April 25, 1998.............     1,486,131
  Issuance of preferred stock, net of
    associated expenses in conjunction
    with equity investment by
    Investor..........................        49,332
  Issuances of common stock, net of
    associated expenses in conjunction
    with:
    Equity Investment by Investor.....       254,176
    2001 Notes Exchange...............       151,425
    Conversion of 2003 Notes..........         1,000
    Exercise of stock options,
      including tax benefits..........        66,791
    Employee stock purchase plan......         2,020
    Purchase price adjustments related
      to acquisitions.................          (102)
  Repurchase of common stock, net of
    associated expenses in conjunction
    with Equity Tender................    (1,000,000)
  Compensation expense related to
    options repurchased in Equity
    Tender............................        57,711
  Adjustments related to the
    Distributions.....................      (381,589)
  Comprehensive loss:
    Other comprehensive loss..........        (8,288)
    Net loss..........................      (199,065)
                                         -----------
Balance at April 24, 1999.............       479,542
  Issuances of common stock, net of
    associated expenses in conjunction
    with employee stock purchase
    plan..............................           829
  Comprehensive loss:
    Other comprehensive loss..........          (565)
    Net loss..........................      (193,764)
                                         -----------
Balance at April 29, 2000.............   $   286,042
                                         ===========

          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  FOR THE FISCAL YEAR ENDED
                                                             -----------------------------------
                                                             APRIL 29,    APRIL 24,    APRIL 25,
                                                               2000         1999         1998
                                                             ---------   -----------   ---------
Cash flows from operating activities:
  Net income (loss)........................................  $(193,764)  $  (199,065)  $ 67,188
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    (Income) loss from discontinued operations.............                    1,294    (23,712)
    Depreciation and amortization..........................     69,219        67,573     57,167
    Unrealized foreign currency transaction loss...........     49,004
    Equity in net loss (income) of affiliates..............     32,564           748     (1,687)
    Deferred income taxes..................................     25,126       (10,239)     4,534
    Impaired asset write-offs..............................     17,429        58,735
    Loss on sale and closure of businesses.................     15,032        10,199
    Provision for doubtful accounts........................      9,763         6,982      5,298
    Provision for slow moving or obsolete inventory........      8,947        21,829      9,437
    Extraordinary (gain) loss..............................     (9,108)          269
    Strategic Restructuring Plan costs.....................                   70,380
    Loss (gain) on sale of assets..........................                      303       (991)
    Changes in current assets and liabilities (net of
      assets acquired and liabilities assumed in business
      combinations):
      Accounts receivable..................................     (6,934)        1,585    (17,202)
      Inventories..........................................      2,423        (2,902)   (13,222)
      Prepaid expenses and other current assets............    (16,514)        3,181     (1,912)
      Accounts payable.....................................     10,655         5,796     (3,258)
      Accrued liabilities..................................    (33,132)       24,878      1,922
                                                             ---------   -----------   --------
        Net cash (used in) provided by operating
          activities.......................................    (19,290)       61,546     83,562
                                                             ---------   -----------   --------

Cash flows from investing activities:
  Proceeds from sale of businesses.........................    104,142
  Additions to property and equipment, net of disposals....    (62,669)      (41,556)   (46,695)
  Cash paid in acquisitions, net of cash received..........     (9,329)      (34,508)   (69,299)
  Investments in affiliates................................     (7,500)                 (40,773)
  Payments of acquisition costs............................                   (2,580)    (3,431)
  Proceeds from sale of investments........................                    1,990      5,729
  Other....................................................      1,474         1,988      4,080
                                                             ---------   -----------   --------
        Net cash (used in) provided by investing
          activities.......................................     26,118       (74,666)  (150,389)
                                                             ---------   -----------   --------

                           US OFFICE PRODUCTS COMPANY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   FOR THE FISCAL YEAR ENDED
                                                              -----------------------------------
                                                              APRIL 29,    APRIL 24,    APRIL 25,
                                                                2000         1999         1998
                                                              ---------   -----------   ---------
Cash flows from financing activities:
  Payments of long-term debt................................   (127,425)     (226,171)    (13,972)
  Proceeds from (payments of) short-term debt, net..........     49,502      (370,371)    206,698
  Proceeds from issuance of long-term debt..................     34,945     1,153,176         649
  Proceeds from issuance of common stock....................        829       322,987      15,696
  Repurchase of common stock in Equity Tender...............               (1,000,000)
  Net repayments by (advances to) discontinued operations...                  123,551    (132,653)
  Proceeds from issuance of preferred stock.................                   49,332
  Payments to terminate credit facility.....................                   (3,121)
                                                              ---------   -----------   ---------
      Net cash (used in) provided by financing activities...    (42,149)       49,383      76,418
                                                              ---------   -----------   ---------
Effect of exchange rates on cash and cash equivalents.......     (1,070)          336      (4,002)
Cash provided by (used in) discontinued operations..........                  (12,518)      2,406
                                                              ---------   -----------   ---------
Net increase (decrease) in cash and cash equivalents........    (36,391)       24,081       7,995
Cash and cash equivalents at beginning of period............     76,102        52,021      44,026
                                                              ---------   -----------   ---------
Cash and cash equivalents at end of period..................  $  39,711   $    76,102   $  52,021
                                                              =========   ===========   =========

                                                                   FOR THE FISCAL YEAR ENDED
                                                              -----------------------------------
                                                              APRIL 29,    APRIL 24,    APRIL 25,
                                                                2000         1999         1998
                                                              ---------   -----------   ---------
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $ 107,900   $    92,251   $  37,211
  Income taxes paid.........................................      5,523         3,990      27,944

    The Company issued common stock and cash in connection with certain business combinations related to continuing operations accounted for under the purchase method during fiscal 2000, 1999 and 1998. The fair values of the assets and liabilities of the acquired companies at the dates of the acquisitions are presented as follows:

                                                                   FOR THE FISCAL YEAR ENDED
                                                              -----------------------------------
                                                              APRIL 29,    APRIL 24,    APRIL 25,
                                                                2000         1999         1998
                                                              ---------   -----------   ---------
Accounts receivable.........................................  $           $     3,251   $  33,270
Inventories, net............................................                    3,189      22,136
Prepaid expenses and other current assets...................                    3,929      15,877
Property and equipment......................................      1,578         3,050      55,438
Intangible assets...........................................      9,785        29,691     403,114
Other assets................................................                      465      33,692
Short-term debt.............................................       (192)       (2,586)     (9,615)
Accounts payable............................................                   (1,222)    (27,161)
Accrued liabilities.........................................       (943)         (842)    (11,194)
Long-term debt..............................................       (899)         (580)    (22,324)
Other long-term liabilities and minority interest...........                   (3,837)       (834)
                                                              ---------   -----------   ---------
      Net assets acquired...................................  $   9,329   $    34,508   $ 492,399
                                                              =========   ===========   =========
The acquisitions were funded as follows:
  Common stock..............................................  $           $             $ 423,100
  Cash......................................................      9,329        34,508      69,299
                                                              ---------   -----------   ---------
      Total.................................................  $   9,329   $    34,508   $ 492,399
                                                              =========   ===========   =========

                           US OFFICE PRODUCTS COMPANY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

NON-CASH TRANSACTIONS:

    - During fiscal 1999, the Company issued 2,025,185 shares of common stock upon conversion of $130,989 of the 2001 Notes in conjunction with the 2001 Notes Exchange.

    - During fiscal 1999, the Company issued 7,911 shares of common stock upon conversion of $1,000 of the 2003 Notes.

    - During fiscal 1999 and 1998, the Company recorded additional paid-in capital of approximately $217 and $4,272, respectively, related to the tax benefit on stock options exercised.

    - During fiscal 1998, the Company issued 7,044 shares of common stock to repay $570 of indebtedness.

          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1--BUSINESS ORGANIZATION

    US Office Products Company ("US Office Products" or the "Company") was founded in October 1994. The Company is a supplier of a broad range of office products and business services to corporate customers. The Company serves a broad range of business customers, from large corporations to small businesses. The Company provides office products and business services in North America, New Zealand and Australia and, through a 49% owned subsidiary, in the United Kingdom. The Company also owns Mail Boxes Etc. ("MBE"), which franchises retail business, communications and postal service centers around the world.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of US Office Products and the companies acquired in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates. As a result of the Company's spin-off of its Technology Solutions, Print Management, Educational Supplies, and Corporate Travel Services businesses (collectively, the "Spin-Off Companies"), the accompanying consolidated financial statements reflect the results of the Spin-Off Companies as discontinued operations through June 9, 1998 (the effective date of the Spin-Off). The Company's continuing operations consist of its North American Operations (which includes office supplies and office furniture products and services; breakroom products, office coffee, beverage and vending services, MBE, which the Company acquired in November 1997; the Company's international operations in New Zealand and Australia (referred to herein as the "Blue Star Group"); and the Company's 49% interest in Dudley Stationery Limited ("Dudley"), a U.K. contract stationer.

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

DEFINITION OF FISCAL YEAR

    The Company's fiscal year ends on the last Saturday in April. As used in these consolidated financial statements and related notes to consolidated financial statements, "fiscal 2000" "fiscal 1999" and "fiscal 1998" refer to the Company's fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998, respectively. Fiscal 2000 includes 53 weeks, while fiscal 1999 and 1998 include 52 weeks.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVESTMENT IN AFFILIATES

    The Company maintains a less than 50% ownership interest in certain affiliates. Investments in affiliates in which the Company has 20%-50% ownership are accounted for under the equity method, and accordingly, the Company's share of these affiliates' net income (loss) is recorded as equity in (income) loss of affiliates in the consolidated statement of operations. Investments in affiliates in which the Company has less than 20% ownership are accounted for under the cost method and are carried at cost, except for investments in equity securities that the Company considers available-for-sale. Available-for-sale securities are carried at market value, based on quoted market prices. Unrealized gains (losses) on available-for-sale securities are excluded from net income and are reported as other comprehensive income, a separate component of stockholders' equity. Realized gains (losses) on available-for-sale securities are recorded in the consolidated statement of operations upon liquidation of the Company's investment.

RECLASSIFICATIONS

    Certain reclassifications have been made to fiscal 1999 and 1998 to conform to the current year presentation.

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

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTERNAL USE SOFTWARE

    The Company either develops software internally or purchases internal use software through third party vendors. Costs incurred in the preliminary project stages are expensed as incurred. Costs incurred in the purchase, development and implementation of internal use software, including consulting costs, are capitalized and amortized over three years using the straight-line method. Other costs, such as maintenance and training, are expensed as incurred.

INTANGIBLE ASSETS

    Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is amortized on a straight-line basis over estimated useful lives ranging from 20 to 40 years. Management periodically evaluates the recoverability of goodwill, which would be adjusted for a permanent decline in value, if any, as determined by comparing anticipated undiscounted future cash flows from operations to net book value.

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

TRANSLATION OF FOREIGN CURRENCIES

    Balance sheet accounts of foreign subsidiaries are translated using the period-end exchange rate, and statement of operations accounts are translated using the monthly average exchange rates. Translation adjustments are recorded in stockholders' equity as a separate component of accumulated other comprehensive loss. In fiscal 2000, 1999 and 1998, currency translation adjustments were not adjusted for income taxes as the Company considered its investment in foreign subsidiaries to be permanent in nature. During fiscal 1999 and 1998, US Office Products Company (the "Parent") considered its intercompany loans to the Blue Star Group to be long-term investments and, therefore, the unrealized foreign currency transaction gain (loss) related to the intercompany loans was recorded in stockholders' equity as a component of other comprehensive loss. As a result of the strategic review of operations conducted during the fourth quarter of fiscal 1999, the Parent changed its perspective on the Blue Star Group operations and no longer considers the intercompany loans to be long-term in nature. Accordingly, during fiscal 2000, the Company recorded unrealized foreign currency transaction losses related to its intercompany loans with the Blue Star Group as a component of loss from continuing operations.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. For interest rate instruments that effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are accrued and recognized as a component of interest expense.

    The Company also enters into foreign currency forward contracts to reduce the impact of changes in the exchange rates of the New Zealand and Australian dollars. As of April 29, 2000, the Company held contracts denominated in U.S. dollars for a total notional amount of approximately $5,500 at a rate of $0.50. These contracts matured on May 15, 2000.

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

INCOME TAXES

    Income taxes have been computed utilizing the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

TAXES ON UNDISTRIBUTED EARNINGS

    No provision was made for U.S. income taxes on earnings of subsidiary companies which the Company controls but does not include in the consolidated federal income tax return, since it is management's practice and intent to permanently reinvest the earnings of these subsidiaries.

REVENUE RECOGNITION

    Revenue is recognized upon the delivery of products or upon the completion of services provided to customers when no additional obligations to the customers exist. The Company also leases equipment to customers under both short-term and long-term lease agreements. Revenue related to short-term leases is recognized on a monthly basis over the life of the lease. Certain long-term leases qualify as sales-type leases and, accordingly, the present value of the future lease payments is recognized as income upon delivery of the equipment to the customer. The Company, through its wholly owned subsidiary MBE, enters into area and individual franchise agreements in the United States and master license agreements in

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) other countries. Area franchise agreements grant the area franchisee the exclusive right to market individual franchise centers for the Company in the area franchisee's territory. The area franchisee generally receives a commission on the individual franchises sold as well as a share of the royalties earned by the Company from centers in the area franchisee's territory. Individual franchise agreements grant the individual franchisee the exclusive right to open and operate a franchise center in the individual franchisee's territory.

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

STRATEGIC RESTRUCTURING PLAN COSTS

    Strategic Restructuring Plan Costs represent costs incurred in conjunction with the completion of the Company's Strategic Restructuring Plan. See Note 3, "Strategic Restructuring Plan" for a description of the components of this plan.

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

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ADVERTISING COSTS

    The Company expenses advertising costs when the advertisement occurs. Advertising costs are included in the consolidated statement of operations as a component of selling, general and administrative expenses. During fiscal 2000, 1999 and 1998, the Company incurred advertising expenses of $18,358, $20,276 and $18,473, respectively.

NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS
No. 128 requires the dual presentation of basic and diluted earnings per share ("EPS") on the face of the consolidated statement of operations. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

NEW ACCOUNTING PRONOUNCEMENTS

    In fiscal 2000, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 had no impact on the results of operations or financial position of the Company.

    In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and unrealized gains on available-for-sale securities as presented in the consolidated statement of stockholders' equity. The adoption of SFAS No. 130 had no impact on total stockholders' equity or net income (loss).

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

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (fiscal 2002 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) adoption of SFAS No. 133 will not have a significant effect on the results of operations or financial position of the Company.

    In December 1999, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June 2000, the SEC staff extended the effective date of SAB No. 101 until the fourth quarter of fiscal 2001. Management does not expect SAB No. 101 to have a material effect on the Company's financial position or results of operations.

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

    - SPIN-OFF DISTRIBUTIONS. After acceptance of the shares in the Equity Tender, the Company distributed to US Office Products' stockholders the shares of four separate companies: Aztec Technology Partners, Inc. (one share for every 1.25 shares of US Office Products common stock held), Workflow Management, Inc. (one share for every 1.875 shares of US Office Products common stock held), School Specialty, Inc. (one share for every
      2.25 shares of US Office Products common stock held) and Navigant International, Inc. (one share for every 2.5 shares of US Office Products common stock held) (collectively, the "Spin-Off Companies"). The distributions of the shares of the Spin-Off Companies are referred to in these consolidated financial statements as the "Distributions." The Spin-Off Companies hold US Office Products' former Technology Solutions, Print Management, Educational Supplies and Corporate Travel Services businesses, respectively.

    - EQUITY INVESTMENT. After the Distributions, an affiliate ("Investor") of an investment fund managed by Clayton, Dubilier & Rice, Inc., a private investment firm, acquired the following equity securities of the Company for $254,176, net of $15,824 in fees: (i) 9,101,129 shares (24.9%) of the
      Company's common stock, (ii) special warrants (the "Special Warrants") entitling Investor to purchase additional common stock in certain circumstances intended to permit Investor to maintain its 24.9% equity ownership position, and (iii) warrants (the "Warrants") entitling Investor to purchase additional shares of common stock for $405,000 equal to the number of shares of common stock it purchased outright plus the number of shares it acquires or is entitled to acquire pursuant to the Special Warrants. In April 1999, in conjunction with Investor's additional investment in the Company (see Note 15, "Stockholders' Equity"), the exercise price of the Warrants was reduced to $5.625 per share.

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3--STRATEGIC RESTRUCTURING PLAN (CONTINUED)
    In conjunction with the Strategic Restructuring Plan, US Office Products completed the following financing transactions (the "Financing Transactions") in June 1998:

    - Pursuant to a tender offer, the Company repurchased $222,215 of its 2003 Notes for a purchase price of 94.5% of the principal amount and accrued interest on such notes.

    - Pursuant to an exchange offer, the Company exchanged $130,989 of its 2001 Notes for 2,025,185 shares of common stock at an exchange rate of 15.461 shares of US Office Products common stock for each $1 principal amount of such notes, which effectively reduced the conversion price of such notes from $76.00 to $64.68 while the exchange offer was open.

    - The Company entered into a new $1,225,000 senior secured bank credit facility (the "New Credit Facility") that consisted of the following
      (i) a $200,000 seven-year multi-draw loan facility; (ii) a $250,000 seven-year revolving credit facility; (iii) a $100,000 seven-year term loan facility; and (iv) a $675,000 eight-year term loan facility. As a result of the Company entering into the New Credit Facility, the former credit facility was terminated. In agreement with the Company's lenders, certain terms of the New Credit Facility were subsequently modified. (see
      Note 10, "Credit Facilities").

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

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 3--STRATEGIC RESTRUCTURING PLAN (CONTINUED)
    The income (loss) from discontinued operations included in the consolidated statement of operations represents the sum of the results of the Spin-Off Companies for the periods they were included in the results of the Company and is summarized as follows:

                                                     CORPORATE                                 TOTAL
                                          PRINT       TRAVEL     EDUCATIONAL   TECHNOLOGY   DISCONTINUED
                                        MANAGEMENT   SERVICES     SUPPLIES     SOLUTIONS     OPERATIONS
                                        ----------   ---------   -----------   ----------   ------------
Fiscal 1999:
  Revenues............................   $41,132      $19,346      $40,785       $30,951      $132,214
  Operating income (loss).............    (1,601)          14        1,836           403           652
  Income (loss) before provision for
    (benefit from) income taxes.......    (2,043)        (108)       1,069           381          (701)
  Provision for (benefit from) income
    taxes.............................      (732)         158          703           464           593
  Income (loss) from discontinued
    operations, net of income taxes...    (1,311)        (266)         366           (83)       (1,294)

Fiscal 1998:
  Revenues............................   $353,351    $120,424   $310,455    $208,341    $992,571
  Operating income....................     16,776       7,808     18,103     13,091       55,778
  Income before provision for income
    taxes.............................     15,099       7,631     12,173     13,114       48,017
  Provision for income taxes..........      7,392       4,569      6,065      6,279       24,305
  Income from discontinued operations,
    net of income taxes...............      7,707       3,062      6,108      6,835       23,712

    The results of the Spin-Off Companies include allocations of interest expense, at US Office Products' weighted average interest rates, based on the average intercompany debt outstanding during the periods presented. Intercompany debt allocated to the Spin-Off Companies generally was comprised of funding provided to the Spin-Off Companies by US Office Products for acquisitions and acquisition related expenses, repayments of long-term and short-term debt of acquired companies, payments of direct operating expenses of the Spin-Off Companies and the net results of daily advances and sweeps of cash by the Company to keep each Spin-Off Company's cash balance at or near zero on a daily basis. To the extent that the sum of the intercompany funding and third-party debt outstanding exceeded the amount of debt to be allocated to the Spin-Off Companies pursuant to the investment agreement with Investor, such excess amounts have been characterized as divisional equity. The results of the Spin-Off Companies do not include any allocations of corporate overhead from the Company during the periods presented.

NOTE 4--BUSINESS COMBINATIONS

    In fiscal 2000, the Company acquired one business, which was accounted for under the purchase method, for a cash purchase price of $9,329 and completed nine business divestitures, including the sale of 60% of the technology division of the Blue Star Group ("Business Solutions"). The Company's remaining 40% interest in Business Solutions is accounted for under the equity method of accounting. The nine

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4--BUSINESS COMBINATIONS (CONTINUED) business divestitures generated total proceeds of $114,402, including $104,142 in cash, and resulted in the recognition of a pre-tax loss of $15,032.

    In fiscal 1999, the Company made 22 acquisitions, all related to continuing operations, which were accounted for under the purchase method. The aggregate purchase price for these 22 acquisitions was $34,508, consisting entirely of cash. The total assets related to these 22 acquisitions were $43,575, including goodwill of $29,691. The results of these acquisitions have been included in the Company's results from their respective dates of acquisition. The Company also completed the sale or closure of seven businesses during fiscal 1999, which resulted in the recognition of a pre-tax loss of $10,199.

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

    In addition, there is the potential for the payment to a former owner of up to an additional 750,000 shares of common stock, subject to an upward adjustment on the share limit to take account of the Strategic Restructuring Plan and the Financing Transactions (which the Company currently estimates could cause the limit to be increased to 1,500,000 to 1,800,000 shares) related to a 1996 purchase acquisition. Whether any additional payment is due is calculated by comparing the pre-tax earnings of such purchase acquisition for fiscal 1999 to the value of the Company's common stock at the end of fiscal 1999. Based upon the reported pre-tax earnings for fiscal 1999 of the acquired business, the Company does not believe that it is required to issue any additional shares to the former owner. The former owner disagrees with this conclusion, and the matter may result in litigation. The issuance of shares under this arrangement would entitle Investor to anti-dilution protection under the terms of the Special Warrants.

    The following presents the unaudited pro forma results of operations of the Company for fiscal 2000 and 1999 and includes the Company's consolidated financial statements and the results of the Purchased Companies and excludes the results of all business divestitures and closures as if all such purchase acquisitions and business divestitures and closures had been made at the beginning of fiscal 1999. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets, removal of Strategic Restructuring Plan costs, and the inclusion of an appropriate income tax benefit on all losses:

                                                              FOR THE FISCAL YEAR ENDED
                                                              -------------------------
                                                               APRIL 29,     APRIL 24,
                                                                 2000          1999
                                                              -----------   -----------
Revenues....................................................  $2,347,974    $2,349,855
Loss from continuing operations before extraordinary
  items.....................................................    (180,786)      (83,409)
Basic and diluted loss per share from continuing operations
  before extraordinary items................................       (4.91)        (2.30)

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4--BUSINESS COMBINATIONS (CONTINUED)

    The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the purchase acquisitions and business divestitures and closures occurred at the beginning of fiscal 1999 or the results which may occur in the future.

NOTE 5--INVESTMENT IN AFFILIATES

    The Company maintains ownership in several affiliates, ranging from 0.2% to 49.0%, that either operate in similar lines of business or provide a strategic partnership. As of April 29, 2000, the Company's investments in affiliates, which are included in other assets on the consolidated balance sheet, include the following:

                                                             APRIL 29,   APRIL 24,
INVESTMENT                                     OWNERSHIP       2000        1999
----------                                   -------------   ---------   ---------
Equity Method:
Dudley Stationery Limited..................       49%         $50,431     $83,344
Business Solutions.........................       40%           9,196
                                                              -------     -------
                                                               59,627      83,344
Cost Method:
Stamps.com.................................       17%          26,088
Other......................................  less than 12%      5,278
                                                              -------     -------
                                                               31,366
                                                              -------     -------
                                                              $90,993     $83,344
                                                              =======     =======

EQUITY METHOD

    In November 1996, the Company acquired a 49% equity interest in Dudley Stationery Limited ("Dudley"). Under the terms of the agreement, the Company invested $82,043 in Dudley. The Company's investment in Dudley as of April 29, 2000 was $50,431, including $29,348 which represents the excess of the Company's proportionate share of the underlying net assets of Dudley, and is included in other assets on the consolidated balance sheet. The portion of the investment in excess of the Company's proportionate share of the underlying assets of Dudley is being amortized over 40 years. In fiscal 2000, the Company evaluated the recoverability of the portion of the investment in excess of the Company's proportionate share of the underlying assets of Dudley. The Company determined that the carrying value of the investment exceeds the Company's proportionate share of Dudley's future undiscounted cash flow projections, thus indicating impairment. Accordingly, the Company recognized an impairment loss of $3,360, which reduced the Company's investment by the amount equal to the excess of the carrying value

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5--INVESTMENT IN AFFILIATES (CONTINUED) over the Company's proportionate share of Dudley's future discounted cash flows. The Company's investment in Dudley is as follows:

Original investment.........................................  $ 82,043
Cumulative losses...........................................   (24,354)
Cumulative amortization.....................................    (3,898)
Impairment of investment....................................    (3,360)
                                                              --------
                                                              $ 50,431
                                                              ========

    In December 1999, Blue Star sold 60% of its technology division. The Company's remaining 40% investment amounted to $9,196, including $3,651 of goodwill, as of April 29, 2000.

COST METHOD

    In the fiscal year ended April 29, 2000, MBE invested $4,000 in iShip.com, a provider of web-based shipping solutions, for 17% of iShip.com common stock. In March 2000, Stamps.com acquired iShip.com, and in the transaction MBE received 1,317,973 shares of Stamps.com common stock in exchange for its equity interest in iShip.com. As of April 29, 2000, the fair market value of the Company's investment in Stamps.com was $21,088, based on Stamps.com's quoted stock price as of April 29, 2000. Included in the Company's investment in Stamps.com is $5,000 for warrants to purchase 658,986 additional shares of Stamps.com common stock at an exercise price of $6.07 per share. Because the common stock underlying the warrants are not registered securities and MBE cannot freely sell the shares of common stock underlying the warrants until after April 2001, the warrants are carried at a cost of $5,000 and are included in the Company's investment in Stamps.com.

    As of April 29, 2000, the Company maintained investments in several other businesses, ranging from 0.2% to 12.0% ownership, totaling $5,278.

NOTE 6--ACCRUED ACQUISITION COSTS

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

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 6--ACCRUED ACQUISITION COSTS (CONTINUED)
    The following table sets forth the Company's accrued acquisition costs for the periods ended April 24, 1999 and April 29, 2000:

                                                                  EMPLOYEE      DISPOSAL OF
                                                   REDUNDANT    SEVERANCE AND   ASSETS AND
                                                   FACILITIES    RELOCATION        OTHER       TOTAL
                                                   ----------   -------------   -----------   --------
Balance at April 25, 1998........................   $ 2,383        $ 3,117        $ 5,392     $ 10,892
  Additions......................................       334            367          1,077        1,778
  Utilizations and reversals.....................    (2,053)        (2,485)        (6,353)     (10,891)
                                                    -------        -------        -------     --------
Balance at April 24, 1999........................       664            999            116        1,779
  Utilizations and reversals.....................      (272)          (972)            82       (1,162)
                                                    -------        -------        -------     --------
Balance at April 29, 2000........................   $   392        $    27        $   198     $    617
                                                    =======        =======        =======     ========

NOTE 7--OPERATING RESTRUCTURING COSTS

    The following table sets forth the Company's accrued operating restructuring costs for the periods ended April 25, 1998, April 24, 1999 and April 29, 2000:

                                                                                 OTHER ASSET
                                                    FACILITY       SEVERANCE       WRITE-
                                                  CLOSURE AND         AND           DOWNS
                                                 CONSOLIDATIONS   TERMINATIONS    AND COSTS     TOTAL
                                                 --------------   ------------   -----------   --------
Balance at April 26, 1997......................     $ 1,035         $     79       $   406     $  1,520
  Additions....................................       2,008            3,053         1,126        6,187
  Utilizations.................................      (2,076)          (1,877)       (1,058)      (5,011)
                                                    -------         --------       -------     --------
Balance at April 25, 1998......................         967            1,255           474        2,696
  Additions....................................       6,786           13,090         4,166       24,042
  Utilizations.................................      (2,166)          (9,775)       (3,854)     (15,795)
                                                    -------         --------       -------     --------
Balance at April 24, 1999......................       5,587            4,570           786       10,943
  Additions....................................       2,530           12,057           789       15,376
  Utilizations.................................      (4,036)         (10,298)         (496)     (14,830)
                                                    -------         --------       -------     --------
Balance at April 29, 2000......................     $ 4,081         $  6,329       $ 1,079     $ 11,489
                                                    =======         ========       =======     ========

    In fiscal 2000, management approved restructuring plans, which included initiatives to continue streamlining its operating structure by reducing the number of employees, eliminating duplicative facilities and deploying a common information system. The total operating restructuring costs recorded during fiscal 2000 included $12,057 of employee separation costs for 355 employees working in the majority of the Company's business functions, job classes and geographies. These costs also include $2,530 related to the closure or consolidation of 55 facilities containing redundant or unutilized warehousing, sales and/or administrative activities. These costs primarily represent the estimated excess lease costs associated with exited facilities. The remaining $789 recorded during fiscal 2000 relates to the write-off of unutilized assets resulting from facility closings. The total cost of $15,376 represents $14,587 of cash and $789 of non-cash charges.

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7--OPERATING RESTRUCTURING COSTS (CONTINUED)

    In fiscal 1999, management approved restructuring plans, which included initiatives to streamline its operating structure by reducing the number of employees, eliminating duplicative facilities, and deploying a common information system. The total operating restructuring costs recorded during fiscal 1999 included $13,090 of employee separation costs for 503 employees working in the majority of the Company's business functions, job classes and geographies. These costs also include $6,786 related to the closure or consolidation of 89 facilities containing redundant or unutilized warehousing, sales and/or administrative activities. These costs primarily represent the estimated excess lease costs associated with exited facilities. The remaining $4,166 recorded during fiscal 1999 relates to the write-off of unutilized assets resulting from facility closings and the deployment of the Company's common information system. The total cost of $24,042 represents $19,876 of cash and $4,166 of non-cash charges.

    In fiscal 1998, management approved restructuring plans in conjunction with its continuing initiatives to integrate acquired companies and streamline operations. The operating restructuring costs recorded during fiscal 1998 included $3,053 of employee separation costs for 241 employees working primarily in the general administrative and warehouse areas. The costs also included $2,008 related to closure or consolidation of 28 facilities, primarily related to excess lease costs at exited facilities containing primarily redundant warehouse and administrative activities. The remaining $1,126 relates to the write-off of unutilized assets resulting from facility closures. The total cost of $6,187 represents $4,248 of cash and $1,939 of non-cash charges.

NOTE 8--PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                         APRIL 29,   APRIL 24,
                                                           2000        1999
                                                         ---------   ---------
Land...................................................  $ 15,064    $  25,529
Buildings..............................................    25,482       40,516
Furniture and fixtures.................................   145,416      152,741
Warehouse equipment....................................    85,911       78,397
Equipment under capital leases.........................    10,577        9,296
Leasehold improvements.................................    26,408       27,674
                                                         --------    ---------
                                                          308,858      334,153
Less: Accumulated depreciation.........................   (97,955)    (103,001)
                                                         --------    ---------
Property and equipment, net............................  $210,903    $ 231,152
                                                         ========    =========

    Depreciation expense for fiscal 2000, 1999 and 1998 was $45,217, $41,739 and $33,260, respectively.

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9--INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                          APRIL 29,   APRIL 24,
                                                            2000        1999
                                                          ---------   ---------
Goodwill................................................  $860,188    $909,675
Other...................................................     4,369       4,225
                                                          --------    --------
                                                           864,557     913,900
Less: Accumulated amortization..........................   (73,164)    (55,703)
                                                          --------    --------
                                                          $791,393    $858,197
                                                          ========    ========

    Amortization expense for fiscal 2000, 1999 and 1998 was $24,002, $24,709 and $19,938, respectively.

    During the Company's evaluation of the recoverability of goodwill, certain operating companies were identified as having future undiscounted cash flow projections that were less than the carrying value of the unamortized goodwill related to such companies, thus indicating impairment. As a result, in fiscal 2000 and 1999, impairment losses of $13,642 and $58,735, respectively, were recorded as reductions to goodwill in amounts equal to the excess of the carrying value over the future discounted cash flows of the entities.

NOTE 10--CREDIT FACILITIES

SHORT-TERM DEBT

    Short-term debt consists of the following:

                                                            APRIL 29,   APRIL 24,
                                                              2000        1999
                                                            ---------   ---------
Seven-year revolving credit facility due 2005, interest at
  8.29% at April 29, 2000, interest payable monthly.......   $50,000
Convertible Subordinated Notes due 2001, interest at
  5 1/2%, convertible into shares of common stock at any
  time prior to maturity at a conversion price of $38.70
  per share, subject to adjustment in certain events,
  interest payable semi-annually..........................    12,761
Current maturities of long-term debt......................    16,195      19,193
                                                             -------     -------
    Total short-term debt.................................   $78,956     $19,193
                                                             =======     =======

    Under the Company's credit facility, the revolving credit facility provides the Company with up to $150,000 of borrowing availability. See "Long-Term Debt."

    The 2001 Notes are redeemable, in whole or in part, at the Company's option at specified redemption prices. The fair value of the 2001 Notes at April 29, 2000, based upon quoted market prices, totaled $6,381. In conjunction with the Strategic Restructuring Plan in fiscal 1999, $130,989 of the 2001 Notes were exchanged for 2,025,185 shares of common stock at a conversion price that was temporarily reduced from $76.00 per share to $64.68 per share. The Company recorded an expense in fiscal 1999 of $20,436 as a result of the reduction in the conversion price, and the conversion price on the remaining outstanding 2001 Notes was adjusted to $38.70. In addition, in fiscal 1999 the Company recorded an extraordinary expense

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10--CREDIT FACILITIES (CONTINUED)
of $2,911, before benefit from income taxes, related to the write-off of debt issue costs previously capitalized in connection with the issuance of the 2001 Notes.

    Upon completion of the Strategic Restructuring Plan in June 1998, the Company terminated and repaid the balance outstanding under its former $500,000 credit facility (the "Former Credit Facility") with a syndicate of financial institutions and entered into the New Credit Facility. As a result, in fiscal 1999, the Company recorded a non-cash extraordinary expense of $4,745, before benefit from income taxes, related to the write-off of debt issue costs capitalized in conjunction with the Former Credit Facility.

LONG-TERM DEBT

    Long-term debt consists of the following:

                                                       APRIL 29,    APRIL 24,
                                                          2000         1999
                                                       ----------   ----------
Seven-year term loan due 2005, interest at 8.41% at
  April 29, 2000, principal and interest payable
  quarterly..........................................  $   67,328   $   91,667
Eight-year term loan due 2006, interest at 8.66% at
  April 29, 2000, principal and interest payable
  quarterly..........................................     594,474      674,333
Seven-year multi-draw term loan facility due 2005,
  interest at 8.38% at April 29, 2000, interest
  payable monthly....................................      34,200
Senior Subordinated Notes due 2008, interest at
  9 3/4%, redeemable at any time on or after June 15,
  2003, interest payable semi-annually...............     361,645      398,321
Convertible Subordinated Notes due 2003, interest at
  5 1/2%, convertible into shares of common stock at
  any time prior to maturity at a conversion price of
  $64.36 per share, subject to adjustment in certain
  events, interest payable semi-annually.............       4,144        4,614
Convertible Subordinated Notes due 2001, interest at
  5 1/2%, convertible into shares of common stock at
  any time prior to maturity at a conversion price of
  $38.70 per share, subject to adjustment in certain
  events, interest payable semi-annually.............                   12,761
Other................................................       1,463        2,265
Capital lease obligations............................       8,010        6,661
                                                       ----------   ----------
                                                        1,071,264    1,190,622
Less: Current maturities of long-term debt...........     (16,195)     (19,193)
                                                       ----------   ----------
    Total long-term debt, net of current
      maturities.....................................  $1,055,069   $1,171,429
                                                       ==========   ==========

    The New Credit Facility, which was entered into in June 1998, originally provided for an aggregate principal amount of $1,225,000, consisting of (i) a seven-year multi-draw term loan facility totaling $200,000, (ii) a seven-year revolving credit facility totaling $250,000, (iii) a seven-year term loan facility totaling $100,000, and (iv) an eight-year term loan facility totaling $675,000. Interest rates on such

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10--CREDIT FACILITIES (CONTINUED)
borrowings were to bear interest, at the Company's option, at the lending bank's base rate plus an applicable margin of up to 1.50%, or a eurodollar rate plus an applicable margin of up to 2.50%. The Company's obligations under the New Credit Facility are guaranteed by its present domestic subsidiaries; future material domestic subsidiaries will also be required to guarantee these obligations. The New Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries; future material domestic subsidiaries also will be required to pledge their assets as collateral.

    During fiscal 1999, the Company reached an agreement with its bank lenders to revise the terms of the New Credit Facility. The amendments included modifications to the financial covenants and a reduction in the amount available under the multi-draw term loan facility from $200,000 to $50,000 and under the revolving credit facility from $250,000 to $200,000. There was no change to the interest rates that the Company paid on borrowings under the New Credit Facility. The Company paid amendment fees of $2,929 in connection with these modifications to the New Credit Facility and, in fiscal 1999, recorded a non-cash expense of $1,857, which was included in interest expense, to write-off capitalized debt issue costs.

    Effective April 28, 2000, the New Credit Facility was further amended. The amendment to the New Credit Facility (the "Amended New Credit Facility") revised the applicable interest rates, the financial covenants and certain other terms, including a reduction in the amount of the revolving credit facility from $200,000 to $150,000 and the amount of the multi-draw term loan facility from $50,000 to $34,200, the amount outstanding under that facility at the time of the amendment. The applicable interest rate margins were raised on all loans by 0.75% to 1.0% and the commitment fee for the revolving credit facility was fixed at 0.5%. The Company paid amendment fees of $1,100 in connection with these modifications to the Amended New Credit Facility. As of April 29, 2000, capitalized debt issue costs related to the Amended New Credit Facility totaling $5,191 are included in other assets and are being amortized over the period to maturity.

    Under this amendment, if the Company does not reduce the aggregate debt outstanding under the Amended New Credit Facility by a total of at least $100,000 by October 31, 2000 and, cumulatively, $425,000 by January 31, 2001, the applicable interest rate margins will increase by an additional 0.5% in each case subsequent to those dates. This additional interest will not become payable until the earlier of the date on which the aggregate debt outstanding is reduced by the specified amounts or April 29, 2001 (the first day of the fiscal year ending April 27, 2002). The Company expects to use the proceeds from the sale of certain of its non-core assets to reduce outstanding indebtedness under the Amended New Credit Facility. The amendment also limits the permitted level of capital expenditures during fiscal 2001, investments and acquisitions the Company can make, and the amount of additional indebtedness and guarantees the Company may incur.

    The Company is required to ensure that the effective interest rate paid by the Company on at least 50% of the aggregate amount outstanding under the Amended New Credit Facility and the 2008 Notes is at a fixed rate of interest. As a result, the Company has entered into interest rate swap arrangements to limit the LIBOR-based interest rate exposure on $500,000 of the outstanding balance under the Amended New Credit Facility to rates ranging from 5.7% to 6.0%. The interest rate swap agreements expire over a period ranging from 2001 to 2003. As a result of these swap agreements (and including the fixed-rate 2008 Notes), the Company has fixed the interest rates on $879,000 (77.5%) of the long-term debt outstanding at April 29, 2000. The Company's weighted average interest rate in fiscal year 2000 was 8.9%.

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10--CREDIT FACILITIES (CONTINUED)
    The Amended New Credit Facility includes, among others, (1) restrictions on the Company's ability to incur additional indebtedness, sell assets, pay dividends, or engage in certain other transactions, (2) requirements that the Company maintain certain financial ratios, and (3) other provisions customary for loans to highly leveraged companies, including representations by the Company, conditions to funding, cost and yield protections, restricted payment provisions, amendment provisions and indemnification provisions. The Amended New Credit Facility is subject to mandatory prepayment in a variety of circumstances, including upon certain asset sales and financing transactions, and also from excess cash flow (as defined in the Amended New Credit Facility).

    The revisions to the Amended New Credit Facility in fiscal 2000 increased the Company's permissible leverage ratio through the end of fiscal 2001 and reduced the minimum required ratio of operating cash flow to cash interest expense. These changes reflect the reduced level of EBITDA that the Company has reported and are intended to permit the Company to remain in compliance with the financial covenants in the bank agreement during fiscal 2001. However, there can be no assurance that the Company will be able to remain in compliance, as various factors could affect the Company's financial results and its reported EBITDA. Should the Company's cash flow from operations be insufficient to maintain compliance with the financial covenants, there would be an event of default under the credit facility. In this event, the Company's lenders would have the right to declare all amounts outstanding under the credit facility to be immediately due and payable. Due to cross-default provisions in the Company's other borrowing agreements, substantially all of the Company's long-term debt, including the 2008 Notes, could also become callable. After fiscal 2001, the Company's financial covenants will revert to the financial covenant levels that existed prior to the fiscal 2000 amendments. These covenants require a substantially lower leverage ratio and an increase in the minimum required ratio of operating cash flow to cash interest expense. Based upon current projections of its operating performance, the Company anticipates that it likely will be required to seek further amendments of the financial covenants under the credit facility applicable to the first quarter of fiscal 2002 and subsequent periods. There can be no assurance that the Company's lenders will agree to additional amendments to the terms of the credit facility.

    Costs incurred in connection with the issuance of the two single-draw term loan facilities, totaling $7,112 are included in other assets and are being amortized over the period to maturity.

    The 2008 Notes are redeemable at any time on or after June 15, 2003, initially at 104.875% of their principal amount, plus accrued interest, if any, declining ratably to 100% of their principal amount, plus accrued interest, to the redemption date, on or after June 15, 2006. In addition, at any time prior to June 15, 2001, the Company at its option may redeem up to 35% of the original principal amount of the 2008 Notes with the proceeds of one or more equity offerings at a redemption price of 109.75% of the principal amount of the 2008 Notes. The 2008 Notes are unsecured but are guaranteed by the Company's present domestic subsidiaries; future material domestic subsidiaries will be required to guarantee the 2008 Notes. The indenture governing the 2008 Notes places restrictions on the Company's ability to incur indebtedness, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets to, or merge or consolidate with, another entity. Costs incurred in connection with the issuance of the 2008 Notes totaling $8,352 are included in other assets and are being amortized over the ten year period of maturity. The fair value of the 2008 Notes at April 29, 2000, based upon quoted market prices, totaled $108,900. In fiscal 2000, the Company repurchased $37,000 of 2008

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10--CREDIT FACILITIES (CONTINUED)
Notes for $20,542, which represented 54.75% of par value, resulting in an extraordinary gain, net of taxes, of $9,108.

    The 2003 Notes are redeemable, in whole or in part, at the Company's option at specified redemption prices. The fair value of the 2003 Notes at April 29, 2000, based upon quoted market prices, totaled $2,072. In conjunction with the Strategic Restructuring Plan in fiscal 1999, $222,215 of the 2003 Notes were retired at 94.5% of the principal amount, resulting in an extraordinary gain of $12,396, before provision for income taxes, and the conversion price on the remaining outstanding 2003 Notes was adjusted to $64.36. In addition, in fiscal 1999, the Company recorded an extraordinary expense of $5,174, before benefit from income taxes, related to the write-off of debt issue costs previously capitalized in connection with the issuance of the 2003 Notes.

MATURITIES OF LONG-TERM DEBT

    Maturities on long-term debt, including capital lease obligations, are as follows:

2001........................................................  $   78,956
2002........................................................      50,791
2003........................................................      15,252
2004........................................................      19,296
2005........................................................      73,048
Thereafter..................................................     896,682
                                                              ----------
                                                              $1,134,025
                                                              ==========

NOTE 11--INCOME TAXES

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

    Domestic and foreign income (loss) from continuing operations before provision for (benefit from) income taxes and extraordinary items consists of the following:

                                                   FOR THE FISCAL YEAR ENDED
                                               ---------------------------------
                                               APRIL 29,   APRIL 24,   APRIL 25,
                                                 2000        1999        1998
                                               ---------   ---------   ---------
Domestic.....................................  $(165,388)  $(156,873)   $53,478
Foreign......................................    (65,788)    (71,031)    26,944
                                               ---------   ---------    -------
  Total......................................  $(231,176)  $(227,904)   $80,422
                                               =========   =========    =======

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 11--INCOME TAXES (CONTINUED)
    The provision for (benefit from) income taxes consists of:

                                                     FOR THE FISCAL YEAR ENDED
                                                 ---------------------------------
                                                 APRIL 29,   APRIL 24,   APRIL 25,
                                                   2000        1999        1998
                                                 ---------   ---------   ---------
Income taxes currently (receivable) payable:
  Federal......................................  $(28,507)   $(17,301)    $16,746
  State........................................     1,062      (4,124)      4,161
  Foreign......................................   (25,985)      1,262      11,505
                                                 --------    --------     -------
                                                  (53,430)    (20,163)     32,412
Deferred income tax expense (benefit)..........   (16,973)    (10,239)      4,534
Valuation allowance............................    42,099
                                                 --------    --------     -------
  Total provision for (benefit from) income
    taxes......................................  $(28,304)   $(30,402)    $36,946
                                                 ========    ========     =======

    During fiscal 2000, the Company also recorded a current income tax provision of $6,597 related to the extraordinary gain on the early termination of debt of $15,705.

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 11--INCOME TAXES (CONTINUED)

    Deferred taxes are comprised of the following:

                                                          APRIL 29,   APRIL 24,
                                                            2000        1999
                                                          ---------   ---------
Current deferred tax assets:
  Inventory.............................................  $  4,178    $  7,338
  Allowance for doubtful accounts.......................     3,760       5,000
  Accrued liabilities...................................     5,668      16,939
  Foreign net operating losses..........................                 1,869
                                                          --------    --------
    Total current deferred tax assets...................    13,606      31,146
                                                          --------    --------
Long-term deferred tax assets:
  Domestic net operating losses.........................    20,421
  Foreign net operating losses..........................    47,251      29,775
  Restructuring reserves................................     4,390       5,380
  Minimum tax credits...................................     2,423
  Foreign currency losses...............................     3,148
  Other.................................................     6,789       6,312
                                                          --------    --------
    Total gross long-term deferred tax assets...........    84,422      41,467
    Less: valuation allowance...........................   (42,099)
                                                          --------    --------
    Total long-term deferred tax assets.................    42,323      41,467
                                                          --------    --------
Current deferred tax liabilities:
  Rebates...............................................    (2,203)
                                                          --------    --------
    Total current deferred tax liabilities..............    (2,203)
                                                          --------    --------
Long-term deferred tax liabilities:
  Property and equipment................................    (6,545)     (7,760)
  Intangible assets.....................................    (2,625)     (1,457)
  Other.................................................   (14,843)    (14,397)
                                                          --------    --------
    Total long-term deferred tax liabilities............   (24,013)    (23,614)
                                                          --------    --------
    Net deferred tax asset..............................  $ 29,713    $ 48,999
                                                          ========    ========

    The Company's foreign net operating losses ("NOLs") arise from Blue Star Group's operations in New Zealand and Australia. In fiscal 2000, the Company established a full valuation allowance, totaling $42,099, against the portion of the foreign NOLs generated by the Blue Star Group's New Zealand operations as it is more likely than not that these items will expire before the Company is able to realize their benefit.

    Management believes it is more likely than not that the Company's deferred tax assets in all other jurisdictions are realizable and, accordingly, no additional valuation allowances have been provided. The Company has domestic net operating loss carryforwards, which expire in 2020, and foreign net operating loss carryforwards generated by its Australian operations that have no limitation on the carryforward period. The Company expects to utilize its domestic net operating loss carryforwards through tax planning

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 11--INCOME TAXES (CONTINUED)
strategies in fiscal 2001. In addition, the Company expects to utilize the Australian net operating loss carryforwards in fiscal 2001.

    The Company's effective income tax (benefit) rate varied from the U.S. federal statutory tax rate as follows:

                                                        FOR THE FISCAL YEAR ENDED
                                                    ---------------------------------
                                                    APRIL 29,   APRIL 24,   APRIL 25,
                                                      2000        1999        1998
                                                    ---------   ---------   ---------
U.S. federal statutory rate.......................    (35.0)%     (35.0)%     35.0%
State income taxes, net of federal income tax
  benefit.........................................     (2.2)       (2.0)       4.1
Nondeductible domestic goodwill...................      2.1         4.3        3.9
Nondeductible foreign goodwill....................      2.8         7.2        3.8
Difference between foreign taxation and U.S.
  taxation........................................     (5.1)        2.7       (1.2)
Equity in loss of affiliates......................      5.0
Nondeductible Strategic Restructuring Plan
  costs...........................................                  7.0
Valuation allowance...............................     18.2
Other.............................................      2.0         2.5        0.3
                                                      -----       -----       ----
Effective income tax (benefit) rate...............    (12.2)%     (13.3)%     45.9%
                                                      =====       =====       ====

NOTE 12--LEASE COMMITMENTS

    The Company leases various types of retail, warehouse and office facilities and equipment, furniture and fixtures under noncancelable lease agreements that expire at various dates, some of which include rent escalation clauses. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                           CAPITAL    OPERATING
                                                            LEASES     LEASES
                                                           --------   ---------
2001.....................................................  $ 1,684    $ 45,992
2002.....................................................    2,186      37,062
2003.....................................................    1,271      29,947
2004.....................................................    1,121      23,376
2005.....................................................      997      19,723
Thereafter...............................................    3,655      52,062
                                                           -------    --------
Total minimum lease payments.............................   10,914    $208,162
                                                                      ========
Less: Amounts representing interest......................   (2,904)
                                                           -------
Present value of net minimum lease payments..............  $ 8,010
                                                           =======

    Rent expense for all operating leases for fiscal 2000, 1999 and 1998 was $58,060, $66,555 and $57,535, respectively.

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 13--COMMITMENTS AND CONTINGENCIES

LITIGATION

    During fiscal 1999, individuals purporting to represent various classes of the Company's stockholders filed actions in U.S. District Courts for the Southern District of New York and for the District of Columbia. The actions claim the named defendants, including the Company, made misstatements and failed to disclose material information in connection with the Company's Strategic Restructuring Plan. Two of the actions allege breach of contract under California law in conjunction with the Company's acquisition of MBE. The actions seek declaratory relief, damages and attorney's fees. A consolidated amended complaint was filed by the plaintiffs in all of these actions in fiscal 2000. An additional action making factual allegations similar to those made in the consolidated amended complaint was filed in fiscal 2000, but has not been served on the Company. The Company intends to vigorously contest these actions.

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

NOTE 14--EMPLOYEE BENEFIT PLANS

POST-EMPLOYMENT BENEFITS

    The Company has entered into employment agreements with several employees that would result in payments to these employees upon a change of control or certain other events. No amounts have been accrued at April 29, 2000 or April 24, 1999 related to these agreements.

    The Company offers domestic employees the opportunity to participate in the US Office Products 401(k) Retirement Plan (the "401(k) Plan") which allows employee contributions in accordance with Section 401(k) of the Internal Revenue Code. The Company matches a portion of employee contributions and all full-time employees are eligible to participate in the 401(k) Plan after six months of service. In fiscal 2000, 1999 and 1998, the Company's matching contribution expense was $2,926, $2,329 and $2,906, respectively.

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 15--STOCKHOLDERS' EQUITY

EARNINGS PER SHARE

    The following information presents the Company's computations of basic and diluted EPS from continuing operations before extraordinary items for the periods presented in the consolidated statement of operations.

                                                           INCOME (LOSS)      SHARES       PER SHARE
                                                            (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                           -------------   -------------   ---------
Fiscal 2000:
  Basic and diluted EPS..................................    $(202,872)      36,789,160     $(5.51)
                                                             ---------       ----------     ------

Fiscal 1999:
  Basic and diluted EPS..................................    $(197,502)      36,259,075     $(5.45)
                                                             ---------       ----------     ------

Fiscal 1998:
  Basic EPS..............................................    $  43,476       29,889,007     $ 1.45
                                                             ---------       ----------     ------
  Effect of dilutive employee stock options..............                       592,787
                                                                             ----------
 Diluted EPS.............................................    $  43,476       30,481,794     $ 1.43
                                                             =========       ==========     ======

    The basic and diluted loss per share amounts for fiscal 2000 and 1999 were calculated using the same weighted average number of shares outstanding since, as a result of the loss from continuing operations during the periods presented, all of the Company's employee stock options and the two series of convertible debt securities outstanding during the periods were anti-dilutive. The Company had additional employee stock options and two series of convertible debt securities outstanding during fiscal 1998 that were not included in the computation of diluted EPS because they were anti-dilutive.

COMPREHENSIVE (INCOME) LOSS

    The components of accumulated other comprehensive loss are as follows:

                                                                  FOR THE FISCAL YEAR ENDED
                                                              ---------------------------------
                                                              APRIL 29,   APRIL 24,   APRIL 25,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Net income (loss)...........................................  $(193,764)  $(199,065)  $  67,188
Other comprehensive loss:
  Cumulative translation adjustment.........................    (17,629)     (8,288)   (107,220)
  Unrealized gain on securities.............................     17,064
                                                              ---------   ---------   ---------
  Total other comprehensive loss............................       (565)     (8,288)   (107,220)
                                                              ---------   ---------   ---------
Comprehensive income (loss).................................  $(194,329)  $(207,353)  $ (40,032)
                                                              =========   =========   =========

    The fair market value of MBE's investment in Stamps.com, based on the number of Stamps.com shares it received in the merger transaction, was approximately $21,088 as of April 29, 2000. Since the Company considers its investment in Stamps.com to be an available-for-sale security, the $17,064 unrealized gain on the Company's investment in Stamps.com as of April 29, 2000 is recorded as other

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 15--STOCKHOLDERS' EQUITY (CONTINUED) comprehensive income, a component of stockholders' equity. If the Company does liquidate its investment, any resulting gain would be recognized in the consolidated statement of operations.

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

STOCK COMPENSATION PLANS

    In October 1994, the Board of Directors and the Company's stockholders approved the Company's 1994 Long-Term Compensation Plan (the "Plan"). The purpose of the Plan is to provide officers, key employees and consultants with additional incentives by increasing their ownership interests in the Company. The maximum number of options to purchase common stock granted in any calendar or fiscal year under the Plan, as amended, is equal to 20% of the aggregate number of shares of the Company's common stock outstanding at the time an award is granted, less, in each case, the number of shares subject to previously outstanding awards under the Plan. At April 29, 2000, options to acquire 5,348,210 shares of common stock were outstanding under the Plan.

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 15--STOCKHOLDERS' EQUITY (CONTINUED)
    In August 1996, the Board of Directors and the Company's stockholders approved the Company's 1996 Non-Employee Directors' Stock Plan (the "Directors' Plan"). The purpose of the Directors' Plan is to promote ownership by non-employee directors of a greater proprietary interest in the Company, thereby aligning such directors' interests more closely with the interests of stockholders of the Company. A total of 750,000 shares of common stock have been reserved for issuance under the Directors' Plan. At April 29, 2000, options to acquire 68,165 shares of common stock were outstanding under the Directors' Plan.

    Upon consummation of the merger with MBE in November 1997, the Company assumed each outstanding and unexercised option to purchase shares of MBE common stock and converted such options into options to purchase shares of the Company's common stock. The purpose of the MBE plans was to provide MBE employees with additional incentives by increasing their ownership interests in the Company. These plans granted either incentive stock options or non-qualified stock options. No additional options have been granted under these plans since the date of the merger. At April 29, 2000, options to acquire 20,137 shares of the Company's common stock were outstanding under the plans.

    The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, because the exercise prices of the options granted have equaled the market price on the date of grant, no compensation expense has been recognized for stock options granted. Had compensation cost for the Company's stock options been recognized based upon the fair value of the stock options on the grant date under the methodology prescribed by SFAS No. 123, the Company's income (loss) from continuing operations before extraordinary items and income
(loss) per share from continuing operations before extraordinary items would have been impacted as indicated in the following table. The pro forma results shown below reflect only the impact of options granted in fiscal 2000, 1999 and 1998.

                                                                  FOR THE FISCAL YEAR ENDED
                                                              ---------------------------------
                                                              APRIL 29,   APRIL 24,   APRIL 25,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Income (loss) from continuing operations before
  extraordinary items:
  As reported...............................................  $(202,872)  $(197,502)   $43,476
  Pro forma.................................................   (240,030)   (243,487)    24,333
Income (loss) from continuing operations before
  extraordinary items per share:
  As reported:
    Basic...................................................  $   (5.51)  $   (5.45)   $  1.45
    Diluted.................................................      (5.51)      (5.45)      1.43
  Pro forma:
    Basic...................................................  $   (6.52)  $   (6.72)   $  0.81
    Diluted.................................................      (6.52)      (6.72)      0.80

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 15--STOCKHOLDERS' EQUITY (CONTINUED)
    The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                  FOR THE FISCAL YEAR ENDED
                                                              ---------------------------------
                                                              APRIL 29,   APRIL 24,   APRIL 25,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Expected life of option.....................................   7 years     7 years     7 years
Risk free interest rate.....................................      6.38%       5.18%       6.36%
Expected volatility of Company stock........................      79.5%       78.4%       44.0%

    The weighted average fair value of options granted was $3.47, $3.81 and $34.77 for fiscal 2000, 1999 and 1998, respectively.

                                                                    WEIGHTED                 WEIGHTED
                                                                    AVERAGE                  AVERAGE
                                                                    EXERCISE     OPTIONS     EXERCISE
                                                        OPTIONS      PRICE     EXERCISABLE    PRICE
                                                       ----------   --------   -----------   --------
Balance at April 26, 1997............................   2,886,197    $66.40      399,557      $40.41
  Granted............................................   3,259,442     63.22
  Exercised..........................................    (335,516)    34.88
  Canceled...........................................    (278,230)    70.17
                                                       ----------
Balance at April 25, 1998............................   5,531,893     66.21      950,035       63.99
  Granted............................................   3,310,417      5.77
  Exercised..........................................  (1,203,688)    56.04
  Canceled...........................................  (7,310,579)    30.96
  Adjustment due to Distributions....................   3,476,362
                                                       ----------
Balance at April 24, 1999............................   3,804,405     10.30      805,723       12.63
  Granted............................................   2,764,978      4.52
  Canceled...........................................  (1,132,871)     8.28
                                                       ----------
Balance at April 29, 2000............................   5,436,512    $ 7.36    1,661,159      $10.71
                                                       ==========

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 15--STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding at April 29, 2000:

                                                   OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                            ----------------------------------   ---------------------
                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED                WEIGHTED
                                                         REMAINING    AVERAGE                 AVERAGE
                                                        CONTRACTUAL   EXERCISE                EXERCISE
RANGE OF EXERCISE PRICES                     OPTIONS       LIFE        PRICE      OPTIONS      PRICE
------------------------                    ---------   -----------   --------   ----------   --------
$2.55 to $10.00...........................  4,932,098   9.1 years      $ 5.11     1,280,173     5.61
$10.01 to $20.00..........................    140,801   5.3 years       16.99       140,678    16.99
$20.01 to $30.00..........................    103,463   7.0 years       27.62        75,674    27.48
$30.01 to $40.00..........................    202,432   7.0 years       34.21       124,039    34.60
$40.01 to $54.90..........................     57,718   6.3 years       45.33        40,595    45.34
                                            ---------                            ----------
$2.55 to $54.90...........................  5,436,512   8.9 years        7.36     1,661,159    10.71
                                            =========                            ==========

    Non-qualified options granted to employees are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares under option and generally expire ten years from the date of grant.

    In December 1998, the Company completed a program in which it offered its employees holding stock options issued by the Company the opportunity to surrender their existing options for a smaller number of options at a lower exercise price per share. Each employee holding options issued by the Company was given the opportunity to have the Company (i) cancel existing options and
(ii) issue to the employee a smaller number of new options with an exercise price equal to $5.375, the closing price of the Company's common stock on December 11, 1998. The number of options received was equal to the number of old options multiplied by a fraction that varied with the exercise price of old options. The fraction ranged from 0.8844 for old options with an exercise price of $9.78 to 0.0984 for old options with an exercise price of $54.90. Prior to the program, options to acquire 7,546,722 shares were outstanding; after completion of the program, options to acquire 2,618,413 shares were issued and outstanding.

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

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 16--SEGMENT REPORTING

BUSINESS SEGMENTS

    The Company has five reportable segments, which include:

    - NORTH AMERICAN OFFICE SUPPLIES--a direct-to-business contract stationer that offers items such as desktop accessories, writing instruments, paper products, computer consumables, business machines and catalog furniture;

    - NORTH AMERICAN OFFICE FURNITURE--a group of operating companies that offer middle-market and contract furniture products and related services;

    - NORTH AMERICAN OTHER--the balance of the Company's North American operations, which includes a group of operating companies that offer office coffee and vending services ("USRefresh"), a group of non-core operating businesses and the corporate costs associated with the North American operations, including the Company's information technology and e-commerce departments;

    - BLUE STAR GROUP--a group of operating companies that include business supplies, print and consumer retailing operations that operate in New Zealand and Australia, as well as Business Solutions prior to its divestiture in December 1999;

    - MBE--a franchisor of retail business, communication and postal service centers which offers a range of business products and services for personal and business consumers.

    Other consists of costs related to the Company's corporate headquarters and the Company's equity interests in Dudley and Business Solutions. Eliminations consist of the elimination of the Company's investments in subsidiaries.

    At the beginning of fiscal 2000, the Company reorganized the structure of its North American businesses. Prior to fiscal 2000, these businesses were organized into a series of geographic regions and districts, all operated within a single management structure as part of the North American Office Products Group ("NAOPG"). As a result of this change, the fiscal 1999 results of operations and other significant items have been restated to reflect the new organization structure. The fiscal 1998 results of operations and other significant items have not been restated for the segments within North America because it was not practicable to obtain such information.

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 16--SEGMENT REPORTING (CONTINUED)
    Management measures the performance of the business segments based on several factors, including revenues, gross profit, operating income (loss) and EBITDA, as defined below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

                                                                  FISCAL 2000
                       -------------------------------------------------------------------------------------------------
                                 NORTH AMERICAN OPERATIONS
                       ----------------------------------------------
                         OFFICE      OFFICE                             BLUE STAR
                        SUPPLIES    FURNITURE    OTHER      SUBTOTAL      GROUP       MBE        OTHER      ELIMINATIONS
                       ----------   ---------   --------   ----------   ---------   --------   ----------   ------------
Revenues.............  $1,044,300   $391,154    $224,423   $1,659,877   $758,372    $ 81,144
Gross profit.........     267,874     83,612      53,584      405,070    224,281      43,166
Depreciation and
  amortization.......      16,609      4,873      13,732       35,214     25,118       8,072   $      815
Operating income
  (loss) before
  restructuring costs
  and impaired asset
  write-offs.........      33,676     10,135     (43,647)         164     23,077      11,291      (23,760)
EBITDA(a)............      50,285     15,008     (29,915)      35,378     48,195      19,363      (22,945)
Other significant
  items:
  Identifiable
    Assets...........     415,213    158,291     167,684      741,188    379,045     338,933    1,241,279     (954,779)
  Net capital
    expenditures.....       2,679      1,477      32,917       37,073     22,506       2,218          872

                       FISCAL 2000
                       ------------

                       CONSOLIDATED
                          TOTALS
                       ------------
Revenues.............   $2,499,393
Gross profit.........      672,517
Depreciation and
  amortization.......       69,219
Operating income
  (loss) before
  restructuring costs
  and impaired asset
  write-offs.........       10,772
EBITDA(a)............       79,991
Other significant
  items:
  Identifiable
    Assets...........    1,745,666
  Net capital
    expenditures.....       62,669

                                                                  FISCAL 1999
                       -------------------------------------------------------------------------------------------------
                                 NORTH AMERICAN OPERATIONS
                       ----------------------------------------------
                         OFFICE      OFFICE                             BLUE STAR
                        SUPPLIES    FURNITURE    OTHER      SUBTOTAL      GROUP       MBE        OTHER      ELIMINATIONS
                       ----------   ---------   --------   ----------   ---------   --------   ----------   ------------
Revenues.............  $1,052,539   $428,933    $309,520   $1,790,992   $801,352    $ 72,245
Gross profit.........     286,598     91,396      70,356      448,350    244,056      38,387
Depreciation and
  amortization.......      16,764      3,744      12,767       33,275     26,128       7,695   $      475
Operating income
  (loss) before
  restructuring costs
  and impaired asset
  write-offs.........      51,475      8,598       1,624       61,697     26,660      12,454      (31,033)
EBITDA(a)............      68,239     12,342      14,391       94,972     52,788      20,149      (30,558)
Other significant
  items (b):
  Identifiable
    Assets...........                                         767,751    738,170     310,477    1,167,788    $(972,027)
  Net capital
    expenditures.....                                          18,432     20,032         958        2,046           88

                       FISCAL 1999
                       ------------

                       CONSOLIDATED
                          TOTALS
                       ------------
Revenues.............   $2,664,589
Gross profit.........      730,793
Depreciation and
  amortization.......       67,573
Operating income
  (loss) before
  restructuring costs
  and impaired asset
  write-offs.........       69,778
EBITDA(a)............      137,351
Other significant
  items (b):
  Identifiable
    Assets...........    2,012,159
  Net capital
    expenditures.....       41,556

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 16--SEGMENT REPORTING (CONTINUED)

                                                                                   FISCAL 1998
                                                   ----------------------------------------------------------------------------
                                                                BLUE STAR                                          CONSOLIDATED
                                                     NAOPG        GROUP       MBE        OTHER      ELIMINATIONS      TOTALS
                                                   ----------   ---------   --------   ----------   ------------   ------------
Revenues from external customers.................  $1,708,365   $872,855    $ 30,520                                $2,611,740
Gross profit.....................................     440,521    269,519      16,808                                   726,848
Depreciation and amortization....................      23,656     26,357       3,150   $    4,004                       57,167
Operating income before restructuring and non-
  recurring acquisition costs....................      85,579     37,691       7,606      (15,429)                     115,447
EBITDA(a)........................................     109,235     64,048      10,756      (11,425)                     172,614
Other significant items:
  Identifiable assets............................     778,751    798,953     315,472    1,301,653   $(1,140,020)     2,054,809
  Net capital expenditures.......................      19,321     20,325         377        6,350           322         46,695

------------------------------

(a) EBITDA represents earnings from continuing operations before interest expense, interest income, provision for (benefit from) income taxes, depreciation expense, amortization expense, impaired asset write-offs, operating restructuring costs, Strategic Restructuring Plan costs, unrealized foreign currency transaction loss, equity in (income) loss of affiliates, loss on sale and closure of businesses, other (income) expense and extraordinary items. EBITDA is not a measurement of performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

(b) The identifiable assets as of April 24, 1999 and the net capital expenditures for the fiscal year ended April 24, 1999 have not been presented for the segments of the Company's North American operations because it was not practicable to obtain such information.

    Effective April 30, 2000, the Company will evaluate its operations by the following business segments: US Office Products--North America, which includes the North American office supplies, office furniture, and North American corporate operations; USRefresh, which includes breakroom, office coffee and vending services; other non-core businesses in North America; the Blue Star Group; Mail Boxes Etc.; and Other.

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 16--SEGMENT REPORTING (CONTINUED)
GEOGRAPHIC SEGMENTS

    The following table sets forth information as to the Company's operations in its different geographic segments:

                                                        NEW ZEALAND
                                             NORTH          AND
                                            AMERICA      AUSTRALIA      TOTAL
                                           ----------   -----------   ----------
Fiscal 2000:
  Revenues...............................  $1,741,021    $758,372     $2,499,393
  Operating income (loss)................     (29,210)      7,177        (22,033)
  Identifiable assets of continuing
    operations at year-end...............   1,366,621     379,045      1,745,666
Fiscal 1999:
  Revenues...............................  $1,863,237    $801,352     $2,664,589
  Operating loss.........................     (87,566)    (22,938)      (110,504)
  Identifiable assets of continuing
    operations at year-end...............   1,273,989     738,170      2,012,159
Fiscal 1998:
  Revenues...............................  $1,738,885    $872,855     $2,611,740
  Operating income.......................      71,756      37,504        109,260
  Identifiable assets of continuing
    operations at year-end...............   1,255,856     798,953      2,054,809

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 17--QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following presents certain unaudited quarterly financial data.

                                                           FISCAL 2000 QUARTERS
                                          -------------------------------------------------------
                                           FIRST      SECOND     THIRD      FOURTH       TOTAL
                                          --------   --------   --------   ---------   ----------
Revenues................................  $625,503   $642,511   $624,439   $ 606,940   $2,499,393
Gross profit............................   174,783    179,130    174,782     143,822      672,517
Operating income (loss).................     8,274      6,903      4,285     (41,495)     (22,033)
Loss from continuing operations before
  extraordinary items...................   (27,527)   (27,423)   (26,209)   (121,713)    (202,872)
Extraordinary items.....................                           9,108                    9,108
Net loss................................   (27,527)   (27,423)   (17,101)   (121,713)    (193,764)
Per share amounts:
  Basic and Diluted:
    Loss from continuing operations.....  $  (0.75)  $  (0.75)  $  (0.71)  $   (3.30)  $    (5.51)
    Extraordinary items.................                            0.25                     0.25
    Net loss............................     (0.75)     (0.75)     (0.46)      (3.30)       (5.26)

                                                           FISCAL 1999 QUARTERS
                                          -------------------------------------------------------
                                           FIRST      SECOND     THIRD      FOURTH       TOTAL
                                          --------   --------   --------   ---------   ----------
Revenues................................  $651,949   $677,205   $676,622   $ 658,813   $2,664,589
Gross profit............................   177,664    185,039    194,073     174,017      730,793
Operating income (loss).................   (83,346)    24,763     25,782     (77,703)    (110,504)
Loss from continuing operations before
  extraordinary items...................   (83,543)    (3,982)   (12,463)    (97,514)    (197,502)
Loss from discontinued operations.......    (1,294)                                        (1,294)
Extraordinary items.....................      (269)                                          (269)
Net loss................................   (85,106)    (3,982)   (12,463)    (97,514)    (199,065)
Per share amounts:
  Basic and Diluted:
    Loss from continuing operations.....  $  (2.38)  $  (0.11)  $  (0.34)  $   (2.66)  $    (5.45)
    Loss from discontinued operations...     (0.04)                                         (0.03)
    Extraordinary items.................     (0.01)                                         (0.01)
    Net loss............................     (2.43)     (0.11)     (0.34)      (2.66)       (5.49)

                           US OFFICE PRODUCTS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 18--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The following is summarized condensed consolidating financial information for the Company, segregating guarantor subsidiaries and non-guarantor subsidiaries. The accompanying financial information in the "Guarantor Subsidiaries" column represents the financial information of the domestic subsidiaries that guarantee the Amended New Credit Facility and the 2008 Notes. The guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that separate financial statements would not be material to investors.

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 18--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
BALANCE SHEETS

                                                                              APRIL 29, 2000
                                               ----------------------------------------------------------------------------
                                                  US OFFICE                        NON-
                                               PRODUCTS PARENT    GUARANTOR     GUARANTOR    CONSOLIDATING     CONSOLIDATED
                                               (PARENT COMPANY)  SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS         TOTAL
                                               ----------------  ------------  ------------  -------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents..................     $    1,120      $   18,489    $  20,102                       $   39,711
  Accounts receivable, less allowance for
    doubtful accounts........................                        200,117       59,170                          259,287
  Inventories, net...........................                         70,780       84,476     $      (50)(b)       155,206
  Prepaid expenses and other current
    assets...................................         74,577           3,974       10,633                           89,184
                                                  ----------      ----------    ---------     ----------        ----------
      Total current assets...................         75,697         293,360      174,381            (50)          543,388
Property and equipment, net..................          5,391         105,983       99,939           (410)(b)       210,903
Intangible assets, net.......................                        538,433      252,960                          791,393
Investment in subsidiaries...................        954,779                                    (954,779)(a)
Other assets.................................        159,926          66,262      (26,206)                         199,982
                                                  ----------      ----------    ---------     ----------        ----------
      Total assets...........................     $1,195,793      $1,004,038    $ 501,074     $ (955,239)       $1,745,666
                                                  ==========      ==========    =========     ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt............................     $   76,889      $      700    $   1,367                       $   78,956
  Short-term intercompany balances...........        479,845        (480,813)         968
  Accounts payable...........................          6,635         102,643       47,562                          156,840
  Accrued compensation.......................          2,799          23,346       13,716                           39,861
  Other accrued liabilities..................         34,510          18,306       47,797     $     (227)(b)       100,386
                                                  ----------      ----------    ---------     ----------        ----------
      Total current liabilities..............        600,678        (335,818)     111,410           (227)          376,043

Long-term debt...............................      1,047,664           3,755        3,650                        1,055,069
Other long-term liabilities and minority
  interests..................................         24,089           4,210          213                           28,512
Long-term intercompany balances..............       (872,959)        577,013      295,946
                                                  ----------      ----------    ---------     ----------        ----------
      Total liabilities......................        799,472         249,160      411,219           (227)        1,459,624
                                                  ----------      ----------    ---------     ----------        ----------
Stockholders' equity:
  Preferred stock............................
  Common stock...............................             37                                                            37
  Additional paid-in capital.................        670,381         714,619      298,222       (954,779)(a)       728,443
  Accumulated other comprehensive loss.......        (76,443)         17,063      (61,126)                        (120,506)
  Retained earnings (accumulated deficit)....       (197,654)         23,196     (147,241)          (233)(b)      (321,932)
                                                  ----------      ----------    ---------     ----------        ----------
      Total stockholders' equity.............        396,321         754,878       89,855       (955,012)          286,042
                                                  ----------      ----------    ---------     ----------        ----------
      Total liabilities and stockholders'
        equity...............................     $1,195,793      $1,004,038    $ 501,074     $ (955,239)       $1,745,666
                                                  ==========      ==========    =========     ==========        ==========

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 18--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) BALANCE SHEETS (CONTINUED)

                                                                              APRIL 24, 1999
                                               ----------------------------------------------------------------------------
                                                  US OFFICE                        NON-
                                               PRODUCTS PARENT    GUARANTOR     GUARANTOR    CONSOLIDATING     CONSOLIDATED
                                               (PARENT COMPANY)  SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS         TOTAL
                                               ----------------  ------------  ------------  -------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents..................     $   48,094      $    9,281     $ 18,727                       $   76,102
  Accounts receivable, less allowance for
    doubtful accounts........................                        214,826       89,548                          304,374
  Inventories, net...........................                         98,517      108,396     $      (56)(b)       206,857
  Prepaid expenses and other current
    assets...................................         46,988          12,178       47,375            230 (b)       106,771
                                                  ----------      ----------     --------     ----------        ----------
      Total current assets...................         95,082         334,802      264,046            174           694,104
Property and equipment, net..................         11,224         104,271      116,067           (410)(b)       231,152
Intangible assets, net.......................                        556,468      301,729                          858,197
Investment in subsidiaries...................        972,027                                    (972,027)(a)
Other assets.................................        130,615          31,550       66,541                          228,706
                                                  ----------      ----------     --------     ----------        ----------
      Total assets...........................     $1,208,948      $1,027,091     $748,383     $ (972,263)       $2,012,159
                                                  ==========      ==========     ========     ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt............................     $   16,500      $    1,542     $  1,151                       $   19,193
  Short-term intercompany balances...........        251,459        (252,938)       1,479
  Accounts payable...........................          1,503         100,120       67,353                          168,976
  Accrued compensation.......................          4,555          22,751       19,078                           46,384
  Other accrued liabilities..................         28,925          17,239       54,524                          100,688
                                                  ----------      ----------     --------     ----------        ----------
      Total current liabilities..............        302,942        (111,286)     143,585                          335,241
Long-term debt...............................      1,165,196           4,111        2,122                        1,171,429
Other long-term liabilities and minority
  interests..................................         22,104           3,526          317                           25,947
Long-term intercompany balances..............       (816,154)        398,400      417,851     $      (97)(b)
                                                  ----------      ----------     --------     ----------        ----------
      Total liabilities......................        674,088         294,751      563,875            (97)        1,532,617
                                                  ----------      ----------     --------     ----------        ----------
Stockholders' equity:
  Preferred stock............................
  Common stock...............................             37                                                            37
  Additional paid-in capital.................        800,478         627,923      271,240       (972,027)(a)       727,614
  Accumulated other comprehensive loss.......        (68,311)                     (51,630)                        (119,941)
  Retained earnings (accumulated deficit)....       (197,344)        104,417      (35,102)          (139)(b)      (128,168)
                                                  ----------      ----------     --------     ----------        ----------
      Total stockholders' equity.............        534,860         732,340      184,508       (972,166)          479,542
                                                  ----------      ----------     --------     ----------        ----------
      Total liabilities and stockholders'
        equity...............................     $1,208,948      $1,027,091     $748,383     $ (972,263)       $2,012,159
                                                  ==========      ==========     ========     ==========        ==========

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 18--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) STATEMENTS OF OPERATIONS

                                                               APRIL 29, 2000
                              ---------------------------------------------------------------------------------
                                 US OFFICE                          NON-
                              PRODUCTS PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING       CONSOLIDATED
                              (PARENT COMPANY)   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS           TOTAL
                              ----------------   ------------   ------------   -------------       ------------
Revenues....................                      $1,748,935     $ 772,387      $  (21,929)(c)      $2,499,393
Cost of revenues............     $   4,221         1,301,268       543,270         (21,883)(c)       1,826,876
                                 ---------        ----------     ---------      ----------          ----------
  Gross profit..............        (4,221)          447,667       229,117             (46)            672,517
Selling, general and
  administrative expenses...        53,898           387,095       196,802             (52)(c)         637,743
Amortization expense........           278            15,736         7,988                              24,002
Impaired asset write-offs...         2,218             3,788        11,423                              17,429
Operating restructuring
  costs.....................         5,153             5,716         4,507                              15,376
                                 ---------        ----------     ---------      ----------          ----------
  Operating income (loss)...       (65,768)           35,332         8,397               6             (22,033)
Interest expense............       139,796           (57,098)       30,677                             113,375
Interest income.............          (526)           (1,319)         (559)                             (2,404)
Unrealized foreign currency
  transaction loss..........         7,871                          41,133                              49,004
Equity in loss of
  affiliates................           (67)                         32,631                              32,564
Loss on sale and closure of
  businesses................       (12,215)           25,604         1,643                              15,032
Other (income) expense......         1,198              (260)          538              96               1,572
                                 ---------        ----------     ---------      ----------          ----------
Income (loss) from
  continuing operations
  before provision for
  (benefit from) income
  taxes and extraordinary
  items.....................      (201,825)           68,405       (97,666)            (90)           (231,176)
Provision for (benefit from)
  income taxes..............       (51,496)            9,342        13,847               3 (c)         (28,304)
                                 ---------        ----------     ---------      ----------          ----------
Income (loss) from before
  extraordinary items.......      (150,329)           59,063      (111,513)            (93)           (202,872)
Extraordinary items-gains on
  early terminations of debt
  facilities, net of income
  taxes.....................        (9,108)                                                             (9,108)
                                 ---------        ----------     ---------      ----------          ----------
  Net income (loss).........     $(141,221)       $   59,063     $(111,513)     $      (93)         $ (193,764)
                                 =========        ==========     =========      ==========          ==========

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 18--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) STATEMENTS OF OPERATIONS (CONTINUED)

                                                               APRIL 24, 1999
                              ---------------------------------------------------------------------------------
                                 US OFFICE                          NON-
                              PRODUCTS PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING       CONSOLIDATED
                              (PARENT COMPANY)   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS           TOTAL
                              ----------------   ------------   ------------   -------------       ------------
Revenues....................                      $1,884,150      $813,769      $  (33,330)(c)      $2,664,589
Cost of revenues............     $  (3,593)        1,404,692       565,939         (33,242)(c)       1,933,796
                                 ---------        ----------      --------      ----------          ----------
  Gross profit..............         3,593           479,458       247,830             (88)            730,793
Selling, general and
  administrative expenses...        39,909           383,938       211,586            (252)(c)         635,181
Amortization expense........         1,125            15,834         8,875                              25,834
Strategic Restructuring Plan
  costs.....................        96,950               555                                            97,505
Impaired asset write-offs...                          17,486        41,249                              58,735
Operating restructuring
  costs.....................         1,918            13,708         8,416                              24,042
                                 ---------        ----------      --------      ----------          ----------
  Operating income (loss)...      (136,309)           47,937       (22,296)            164            (110,504)
Interest expense............       115,592           (47,956)       38,655                             106,291
Interest income.............          (114)             (831)       (1,125)                             (2,070)
Equity in loss of
  affiliates................                                           748                                 748
Loss on sale and closure of
  businesses................                             360         9,839                              10,199
Other (income) expense......       (69,329)           71,166           395                               2,232
                                 ---------        ----------      --------      ----------          ----------
Income (loss) from
  continuing operations
  before provision for
  (benefit from) income
  taxes and extraordinary
  items.....................      (182,458)           25,198       (70,808)            164            (227,904)
Provision for (benefit from)
  income taxes..............       (52,909)           26,512        (4,009)              4 (c)         (30,402)
                                 ---------        ----------      --------      ----------          ----------
Income (loss) from
  continuing operations
  before extraordinary
  items.....................      (129,549)           (1,314)      (66,799)            160            (197,502)
Loss from discontinued
  operations, net of income
  taxes.....................                                        (1,294)                             (1,294)
                                 ---------        ----------      --------      ----------          ----------
Income (loss) before
  extraordinary items.......      (129,549)           (1,314)      (68,093)            160            (198,796)
Extraordinary items-losses
  on early terminations of
  debt facilities, net of
  income taxes..............           269                                                                 269
                                 ---------        ----------      --------      ----------          ----------
  Net income (loss).........     $(129,818)       $   (1,314)     $(68,093)     $      160          $ (199,065)
                                 =========        ==========      ========      ==========          ==========

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 18--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) STATEMENTS OF OPERATIONS (CONTINUED)

                                                               APRIL 25, 1998
                              ---------------------------------------------------------------------------------
                                 US OFFICE                          NON-
                              PRODUCTS PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING       CONSOLIDATED
                              (PARENT COMPANY)   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS           TOTAL
                              ----------------   ------------   ------------   -------------       ------------
Revenues....................                      $1,749,247      $885,292      $  (22,799)(c)      $2,611,740
Cost of revenues............      $(1,647)         1,297,349       611,415         (22,225)(c)       1,884,892
                                  -------         ----------      --------      ----------          ----------
  Gross profit..............        1,647            451,898       273,877            (574)            726,848
Selling, general and
  administrative expenses...       19,025            346,826       225,834            (222)(c)         591,463
Amortization expense........                          10,771         9,167                              19,938
Operating restructuring
  costs.....................          685              5,331           171                               6,187
                                  -------         ----------      --------      ----------          ----------
  Operating income (loss)...      (18,063)            88,970        38,705            (352)            109,260
Interest expense............       30,464             (7,789)       15,162                              37,837
Interest income.............        8,279             (8,325)       (1,807)                             (1,853)
Equity in income of
  affiliates................                                        (1,687)                             (1,687)
Other (income) expense......      (43,090)            37,423           208                              (5,459)
                                  -------         ----------      --------      ----------          ----------
Income (loss) from
  continuing operations
  before provision for
  (benefit from) income
  taxes.....................      (13,716)            67,661        26,829            (352)             80,422
Provision for (benefit from)
  income taxes..............       (6,519)            32,159        11,457            (151)(c)          36,946
                                  -------         ----------      --------      ----------          ----------
Income (loss) from
  continuing operations.....       (7,197)            35,502        15,372            (201)             43,476
Income from discontinued
  operations, net of income
  taxes.....................                                        23,712                              23,712
                                  -------         ----------      --------      ----------          ----------
  Net income (loss).........      $(7,197)        $   35,502      $ 39,084      $     (201)         $   67,188
                                  =======         ==========      ========      ==========          ==========

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 18--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) STATEMENTS OF CASH FLOWS

                                                                APRIL 29, 2000
                                 -----------------------------------------------------------------------------
                                    US OFFICE                          NON-
                                 PRODUCTS PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                 (PARENT COMPANY)   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                 ----------------   ------------   ------------   -------------   ------------
Cash flows from operating
  activities...................     $(121,834)        $ 85,740       $ 16,805         $  (1)(d)     $(19,290)
Cash flows from investing
  activities...................        38,516          (39,354)        26,955             1 (d)       26,118
Cash flows from financing
  activities...................        36,344          (37,178)       (41,315)                       (42,149)
Effect of exchange rates on
  cash and cash equivalents....                                        (1,070)                        (1,070)
                                    ---------         --------       --------         -----         --------
Net increase (decrease) in cash
  and cash equivalents.........       (46,974)           9,208          1,375                        (36,391)
Cash and cash equivalents at
  beginning of period..........        48,094            9,281         18,727                         76,102
                                    ---------         --------       --------         -----         --------
Cash and cash equivalents at
  end of period................     $   1,120         $ 18,489       $ 20,102         $             $ 39,711
                                    =========         ========       ========         =====         ========

                                                                APRIL 24, 1999
                                 -----------------------------------------------------------------------------
                                    US OFFICE                          NON-
                                 PRODUCTS PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                 (PARENT COMPANY)   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                 ----------------   ------------   ------------   -------------   ------------
Cash flows from operating
  activities...................       $(76,238)      $ 123,043       $ 14,652         $  89 (d)     $ 61,546
Cash flows from investing
  activities...................        (28,363)        (20,249)       (25,966)          (88)(d)      (74,666)
Cash flows from financing
  activities...................        133,011        (109,256)        25,629            (1)(d)       49,383
Effect of exchange rates on
  cash and cash equivalents....                                           336                            336
Cash used in discontinued
  operations...................                                       (12,518)                       (12,518)
                                      --------       ---------       --------         -----         --------
Net increase (decrease) in cash
  and cash equivalents.........         28,410          (6,462)         2,133                         24,081
Cash and cash equivalents at
  beginning of period..........         19,684          15,743         16,594                         52,021
                                      --------       ---------       --------         -----         --------
Cash and cash equivalents at
  end of period................       $ 48,094       $   9,281       $ 18,727         $             $ 76,102
                                      ========       =========       ========         =====         ========

                           US OFFICE PRODUCTS COMPANY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 18--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED) STATEMENTS OF CASH FLOWS (CONTINUED)

                                                               APRIL 25, 1998
                              ---------------------------------------------------------------------------------
                                 US OFFICE                          NON-
                              PRODUCTS PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING       CONSOLIDATED
                              (PARENT COMPANY)   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS           TOTAL
                              ----------------   ------------   ------------   -------------       ------------
Cash flows from operating
  activities................       $(34,147)       $66,097        $ 51,837       $    (225)(d)       $  83,562
Cash flows from investing
  activities................        (21,240)       (20,700)       (108,771)            322 (d)        (150,389)
Cash flows from financing
  activities................         61,861        (37,412)         52,066             (97)(d)          76,418
Effect of exchange rates on
  cash and cash
  equivalents...............                                        (4,002)                             (4,002)
Cash provided by
  discontinued operations...                                         2,406                               2,406
                                   --------        -------        --------       ---------           ---------
Net increase (decrease) in
  cash and cash
  equivalents...............          6,474          7,985          (6,464)                              7,995
Cash and cash equivalents at
  beginning of period.......         13,210          7,758          23,058                              44,026
                                   --------        -------        --------       ---------           ---------
Cash and cash equivalents at
  end of period.............       $ 19,684        $15,743        $ 16,594                           $  52,021
                                   ========        =======        ========       =========           =========

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

NOTE 19--SUBSEQUENT EVENTS (UNAUDITED)

    On May 29, 2000, the Blue Star Group completed an agreement to sell Commonwealth Paper, a wholesale paper distributor, which is a subsidiary of Blue Star Group Limited. The Company received proceeds of approximately $9,054 from the sale, of which $8,241 was cash. The Company will record the transaction in the first quarter of fiscal 2001.

                           US OFFICE PRODUCTS COMPANY

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

         FOR THE THREE FISCAL YEARS IN THE PERIOD ENDED APRIL 29, 2000

                                        BALANCE AT     CHARGED TO      CHARGED TO
                                         BEGINNING      COSTS AND         OTHER
DESCRIPTION                 DATE         OF PERIOD      EXPENSES        ACCOUNTS          DEDUCTION             DATE
-----------            --------------   -----------   -------------   -------------     --------------     --------------
Allowance for........  April 27, 1997   $ 7,337,000       5,298,000       1,402,000 (a)     (5,398,000)(d) April 25, 1998
  doubtful             April 26, 1998     8,639,000       6,982,000       1,516,000 (b)     (5,417,000)(d) April 24, 1999
  accounts             April 25, 1999    11,720,000       9,763,000        (799,000)(c)     (8,918,000)(d) April 29, 2000

Accumulated..........  April 27, 1997    16,663,000      19,938,000                         (1,770,000)(e) April 25, 1998
  amortization of      April 26, 1998    34,831,000      24,709,000                         (3,837,000)(e) April 24, 1999
  intangibles          April 25, 1999    55,703,000      24,002,000                         (6,541,000)(e) April 29, 2000

Accrued..............  April 27, 1997     1,520,000       6,187,000                         (5,011,000)(f) April 25, 1998
  restructuring        April 26, 1998     2,696,000      24,042,000                        (15,795,000)(f) April 24, 1999
  costs                April 25, 1999    10,943,000      15,376,000                        (14,830,000)(f) April 29, 2000

                       April 27, 1997    13,906,000       9,437,000       1,302,000 (a)    (13,663,000)(g) April 25, 1998
                       April 26, 1998    10,982,000      21,829,000          23,000 (a)    (11,314,000)(g) April 24, 1999
Inventory reserve....  April 25, 1999    21,520,000       8,947,000      (5,223,000)(h)    (16,302,000)(g) April 29, 2000

                          BALANCE
                         AT END OF
DESCRIPTION                PERIOD
-----------            --------------
Allowance for........       8,639,000
  doubtful                 11,720,000
  accounts                 11,766,000
Accumulated..........      34,831,000
  amortization of          55,703,000
  intangibles              73,164,000
Accrued..............       2,696,000
  restructuring            10,943,000
  costs                    11,489,000
                           10,982,000
                           21,520,000
Inventory reserve....       8,942,000

------------------------------

(a) Allowance for doubtful accounts and inventory reserve acquired in purchase acquisitions.

(b) Includes $1,656,000 of recoveries and ($174,000) related to the effect of foreign currency fluctuations on transactions in Canada, Australia and New Zealand.

(c) Includes $1,068,000 of recoveries, ($305,000) related to the effect of foreign currency fluctuations on transactions in Canada, Australia and New Zealand, and ($1,562,000) related to the businesses sold in fiscal 2000.

(d) Represents write-offs of uncollectible accounts receivable.

(e) Represents write-offs of fully amortized intangible assets and amortized portion of impaired intangible assets.

(f) Represents cash payments related to facility closures, severance and terminations.

(g) Represents write-offs of obsolete or damaged inventory.

(h) Includes ($4,402,000) related to businesses sold in fiscal 2000 and ($821,000) related to the effect of foreign currency fluctuations on transactions in Canada, Australia and New Zealand.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The response to this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 27, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

    The response to this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 27, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 27, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The response to this item is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 27, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A)  FINANCIAL STATEMENTS, EXHIBITS AND SCHEDULES

1.  FINANCIAL STATEMENTS (See Item 8 hereof)

    Consolidated Balance Sheet as of April 29, 2000 and April 24, 1999

    Consolidated Statement of Operations for the fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998

    Consolidated Statement of Stockholders' Equity for the fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998

    Consolidated Statement of Cash Flows for the fiscal years ended April 29, 2000, April 24, 1999 and April 25, 1998

    Notes to Consolidated Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES (See Item 8 hereof)

    Schedule II--Valuation and Qualifying Accounts and Reserves

    All schedules, other than those outlined above, are omitted as the information is not required or is otherwise furnished.

3.  EXHIBITS

NUMBER                                          DESCRIPTION
------                                          -----------
          2.1           Agreement and Plan of Distribution dated as of June 9, 1998 between U.S. Office Products Company, Workflow Management,
                        Inc., School Specialty, Inc., Aztec Technology Partners,
                        Inc. and Navigant International, Inc. (Exhibit 2.1 to the
                        Company's Form 8-K (Commission file No. 000-25372), filed
                        June 25, 1998, is hereby incorporated by reference).
          3.1           Amended and Restated Certificate of Incorporation of U.S.
                        Office Products Company as amended through April 22, 1999
                        (Exhibit 3.1 of the Company's Annual Report on Form 10-K for
                        the year ended April 24, 1999, is hereby incorporated by
                        reference).
          3.2           Second Amended and Restated By-Laws of U.S. Office Products
                        Company as amended through July 14, 1999 (Exhibit 3.2 of the
                        Company's Annual Report on Form 10-K for the year ended
                        April 24, 1999, is hereby incorporated by reference).
          4.1           Form of Indenture relating to the Company's $143.75 million
                        5 1/2% Convertible Subordinated Notes due 2001 (including
                        form of Note) (Exhibit 4.1 of the Company's Registration
                        Statement on Form S-1 (File No. 33-80553) is hereby
                        incorporated by reference).
          4.2           Form of Indenture relating to the Company's $230.0 million
                        5 1/2% Convertible Subordinated Notes due 2003 (including
                        form of Note) (Exhibit 4.2 of the Company's Annual Report on
                        Form 10-K for the year ended April 30, 1996, is hereby
                        incorporated by reference).
          4.3           Indenture dated as of June 10, 1998 between U.S. Office
                        Products Company and State Street Bank and Trust Company
                        (Exhibit 4.1 to the Company's Form 8-K (Commission file No.
                        000-25372), filed June 25, 1998, is hereby incorporated by reference).
          4.4           Registration Rights Agreement dated as of June 10, 1998
                        between U.S. Office Products Company and Morgan Stanley &
                        Co., Incorporated, Merrill Lynch, Pierce, Fenner & Smith
                        Incorporated, BT Alex Brown Incorporated and Chase
                        Securities, Inc. (Exhibit 99.1 to the Company's Form 8-K
                        (Commission file No. 000-25372), filed June 25, 1998, is
                        hereby incorporated by reference).
          4.5           Common Stock Purchase Warrant dated April 23, 1999, between
                        U.S. Office Products Company and CDR-PC Acquisition L.L.C.
                        (Exhibit 4.5 of the Company's Annual Report on Form 10-K for
                        the year ended April 24, 1999, is hereby incorporated by
                        reference).
          4.6           Common Stock Purchase Special Warrant dated April 23, 1999, between U.S. Office Products Company and CDR-PC Acquisition
                        L.L.C. (Exhibit 4.6 of the Company's Annual Report on Form
                        10-K for the year ended April 24, 1999, is hereby
                        incorporated by reference).
          4.7           Registration Rights Agreement dated as of June 10, 1998
                        among U.S. Office Products Company and CDR-PC Acquisition
                        L.L.C. (Exhibit 99.6 of the Company's Form 8-K (Commission
                        file No. 000-25372), filed June 25, 1998, is hereby
                        incorporated by reference).
          4.8           Amendment to the Registration Rights Agreement, between U.S.
                        Office Products Company and CDR-PC Acquisition L.L.C.
                        (included at Exhibit V to Investment Agreement dated March
                        30, 1999, by and between U.S. Office Products Company and
                        CDR-PC Acquisition, L.L.C.).
         10.1           U.S. Office Products Company Amended and Restated 1994
                        Long-Term Incentive Plan, as amended (Exhibit A to the
                        Company's Proxy Statement, dated July 22, 1996, is hereby
                        incorporated by reference).
         10.2           Amended Services Agreement dated as of June 8, 1998 between
                        U.S. Office Products Company and Jonathan J. Ledecky
                        (Exhibit 99.13 to the Company's Form 8-K (Commission file
                        No. 000-25372), filed June 25, 1998, is hereby incorporated by reference).
         10.3           Employment Agreement for Donald H. Platt (Exhibit 10.4 of
                        the Company's Post-Effective Amendment No. 6 to the
                        Registration Statement on Form S-1 (File No. 33-89978) is
                        hereby incorporated by reference).

NUMBER                                          DESCRIPTION
------                                          -----------
         10.4           Employment Agreement for Mark D. Director (Exhibit 10.14 of
                        the Company's Annual Report on Form 10-K for the year ended
                        April 30, 1996, is hereby incorporated by reference).
         10.5           Amendment No. 1, dated as of December 5, 1997, to Employment
                        Agreement, dated as of February 3, 1997, by and between the
                        Company and Thomas I. Morgan (Exhibit 10.1 of the Company's
                        Form 10-Q for the quarter ended October 25, 1997, is hereby incorporated by reference).
         10.6           Amended and Restated Employment Agreement, dated as of
                        August 1, 1997, by and between the Company and Michael J.
                        Barnell (Exhibit 10.2 of the Company's Form 10-Q for the
                        quarter ended October 25, 1997, is hereby incorporated by
                        reference).
         10.7           Second Amendment to Employment Agreement, dated as of June
                        28, 1999, by and between the Company and Michael J. Barnell
                        (Exhibit 10.7 of the Company's Annual Report on Form 10-K
                        for the year ended April 24, 1999, is hereby incorporated by reference).
         10.8           Employment Agreement Between US Office Products Company and
                        Warren D. Feldberg (Exhibit 10.1 of the Company's Form 10-Q
                        for the quarter ended October 23, 1999, is hereby
                        incorporated by reference).
         10.9           Employment Agreement by and between US Office Products
                        Company and Robert J. Herbolich (Exhibit 10.1 of the
                        Company's Form 10-Q for the quarter ended January 22, 2000, is hereby incorporated by reference).
        10.10           Employment Agreement by and between US Office Products
                        Company and Jay Mutschler.
        10.11           Loanout Agreement, dated February 23, 1999, by and among
                        U.S. Office Products Company and Clayton, Dubilier & Rice,
                        Inc. (Exhibit 10.8 of the Company's Annual Report on
                        Form 10-K for the year ended April 24, 1999, is hereby
                        incorporated by reference).
        10.12           Stock Purchase Agreement, dated as of January 31, 1996, by and between U.S. Office Products Company and Eric John
                        Watson (Exhibit 2.8 of the Company's Post-Effective
                        Amendment No. 1 to Form S-1 (File No. 33-80117) is hereby
                        incorporated by reference).
        10.13           Amendment to Stock Purchase Agreement, dated as of June 20,
                        1996, by and between the Company and Eric John Watson
                        (Exhibit 10.24 of the Company's Annual Report on Form 10-K
                        for the year ended April 30, 1996, is hereby incorporated by reference).
        10.14           Credit Agreement dated as of June 9, 1998 between U.S.
                        Office Products Company and The Chase Manhattan Bank, as
                        Administrative Agent, Bankers Trust Company, as Syndication
                        Agent, Merrill Lynch Capital Corporation, as Documentation
                        Agent, Chase Securities Inc., BT Alex Brown Incorporated,
                        and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as
                        co-arrangers and the other lenders named therein (Exhibit
                        99.2 of the Company's Form 8-K (Commission file No.
                        000-25372), filed June 25, 1998, is hereby incorporated by reference).
        10.15           First Amendment to the Credit Agreement, dated August 21,
                        1998, to the Credit Agreement, dated as of June 9, 1998
                        between U.S. Office Products Company and The Chase Manhattan
                        Bank, as Administrative Agent, Bankers Trust Company, as
                        Syndication Agent, Merrill Lynch Capital Corporation, as
                        Documentation Agent, Chase Securities Inc., BT Alex Brown
                        Incorporated, and Merrill Lynch, Pierce, Fenner & Smith
                        Incorporated, as co-arrangers and the other lenders named
                        therein (Exhibit 10.12 of the Company's Annual Report on
                        Form 10-K for the year ended April 24, 1999, is hereby
                        incorporated by reference).
        10.16           Second Amendment, dated as of April 15, 1999, to the Credit
                        Agreement, dated as of June 9, 1998 between U.S. Office
                        Products Company and The Chase Manhattan Bank, as
                        Administrative Agent, Bankers Trust Company, as Syndication
                        Agent, Merrill Lynch Capital Corporation, as Documentation
                        Agent, Chase Securities Inc., BT Alex Brown Incorporated,
                        and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as
                        co-arrangers and the other lenders named therein (Exhibit
                        10.13 of the Company's Annual Report on Form 10-K for the
                        year ended April 24, 1999, is hereby incorporated by
                        reference).

NUMBER                                          DESCRIPTION
------                                          -----------
        10.17           Third Amendment, dated as of April 28, 2000, to the Credit
                        Agreement, dated as of June 9, 1998, as amended by the First
                        Amendment dated as of August 21, 1998 and the Second
                        Amendment dated as of April 15, 1999, among U.S. Office
                        Products Company, Blue Star Group Limited, the Lenders
                        thereunder, Bankers Trust Company, as Syndication Agent,
                        Merrill Lynch Capital Corporation, as Documentation Agent,
                        and The Chase Manhattan Bank, as Administrative Agent
                        (Exhibit 99.1 of the Company's Form 8-K (Commission file No.
                        000-25372) filed May 12, 2000, is hereby incorporated by
                        reference).
        10.18           Consent to Section 10 of Second Amendment, dated as of April
                        15, 1999, to the Credit Agreement, dated as of June 9, 1998 between U.S. Office Products Company and The Chase Manhattan
                        Bank, as Administrative Agent, Bankers Trust Company, as
                        Syndication Agent, Merrill Lynch Capital Corporation, as
                        Documentation Agent, Chase Securities Inc., BT Alex Brown
                        Incorporated, and Merrill Lynch, Pierce, Fenner & Smith
                        Incorporated, as co-arrangers and the other lenders named
                        therein. (Exhibit 10.14 of the Company's Annual Report on
                        Form 10-K for the year ended April 24, 1999, is hereby
                        incorporated by reference).
        10.19           U.S. Office Products Company Executive Deferred Compensation
                        Plan (Exhibit B to the Company's Proxy Statement, dated July
                        22, 1996, is hereby incorporated by reference).
        10.20           U.S. Office Products Company 1996 Non-Employee Directors'
                        Stock Plan (Exhibit C to the Company's Proxy Statement,
                        dated July 22, 1996, is hereby incorporated by reference).
        10.21           U.S. Office Products Company Amended and Restated Employee
                        Stock Purchase Plan, as amended (Exhibit D to the Company's
                        Proxy Statement, dated July 22, 1996, is hereby incorporated by reference)
        10.22           Investment Agreement dated January 12, 1998, by and between
                        U.S. Office Products Company and CDR-PC Acquisition, L.L.C.
                        ("1998 Investment Agreement") (Exhibit 99.1 of the Company's
                        Form 8-K (Commission file No. 000-25372), filed January 16,
                        1998, is hereby incorporated by reference).
        10.23           Amendment No. 1 to the 1998 Investment Agreement, dated as of February 3, 1998 by and between U.S. Office Products
                        Company and CDR-PC Acquisition L.L.C. (Exhibit 99.1 of the
                        Company's Form 8-K (Commission file No. 000-25372), filed
                        February 12, 1998, is hereby incorporated by reference).
        10.24           Amendments to the 1998 Investment Agreement (included at
                        Exhibit IV to Investment Agreement dated March 30, 1999, by and between U.S. Office Products Company and CDR-PC
                        Acquisition, L.L.C.).
        10.25           Investment Agreement dated March 30, 1999, by and between
                        U.S. Office Products Company and CDR-PC Acquisition, L.L.C.
                        (Exhibit 10.21 of the Company's Annual Report on Form 10-K
                        for the year ended April 24, 1999, is hereby incorporated by reference).
        10.26           Tax Allocation Agreement dated as of June 9, 1998 among U.S.
                        Office Products Company, Workflow Management, Inc., School
                        Specialty, Inc., Aztec Technology Partners, Inc. and
                        Navigant International, Inc. (Exhibit 99.9 to the Company's
                        Form 8-K (Commission file No. 000-25372), filed June 25,
                        1998, is hereby incorporated by reference).
        10.27           Consulting Agreement dated as of June 10, 1998, by and
                        between U.S. Office Products Company and Clayton, Dubilier &
                        Rice, Inc. (Exhibit 99.7 of the Company's Form 8-K
                        (Commission file No. 000-25372), filed June 25, 1998, is
                        hereby incorporated by reference).
        10.28           Indemnification Agreement dated as of June 10, 1998 by and among U.S. Office Products Company, CDR-PC Acquisition,
                        L.L.C., Clayton, Dubilier & Rice Fund V Limited Partnership,
                        and Clayton, Dubilier & Rice, Inc. (Exhibit 99.8 of the
                        Company's Form 8-K (Commission file No. 000-25372), filed
                        June 25, 1998, is hereby incorporated by reference).

NUMBER                                          DESCRIPTION
------                                          -----------
        10.29           Employee Benefits Services and Liabilities Agreement dated as of June 9, 1998 between U.S. Office Products Company,
                        Workflow Management, Inc., School Specialty, Inc., Aztec
                        Technology Partners, Inc. and Navigant International, Inc.
                        (Exhibit 99.10 to the Company's Form 8-K (Commission file
                        No. 000-25372), filed June 25, 1998, is hereby incorporated by reference).
        10.30           Section 162(m) Bonus Plan of U.S. Office Products Company
                        (Annex A to the Company's Proxy Statement, filed with the
                        Commission September 8, 1997, is hereby incorporated by
                        reference).
        10.31           Guarantee and Collateral Agreement, dated as of June 10,
                        1998, made by U.S. Office Products Company and each of the other signatories thereto, in favor of The Chase Manhattan
                        Bank, as Administrative Agent for the banks and other
                        financial institutions (the "Lenders") from time to time
                        parties to the Credit Agreement, dated as of June 9, 1998, among U.S. Office Products Company, Blue Star Group Limited, the Lenders, The Chase Manhattan Bank, as Administrative
                        Agent, Bankers Trust Company, as Syndication Agent and
                        Merrill Lynch Capital Corporation, as Documentation Agent
                        (Exhibit 10.26 of the Company's Annual Report on Form 10-K
                        for the year ended April 25, 1998 is hereby incorporated by reference).
         21.1           List of Subsidiaries of U.S. Office Products Company
         23.1           Consent of PricewaterhouseCoopers LLP
         27.1           Financial Data Schedule

------------------------

(b) REPORTS ON FORM 8-K. During the last quarter of the fiscal year covered by this report, the Company filed the following Current Reports on Form 8-K:

     i. Form 8-K dated April 28, 2000 and filed with the Commission on May 12, 2000 reporting information under Item 5 (regarding the Third Amendment to the Company's Credit Agreement).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                     US OFFICE PRODUCTS COMPANY

                                                       By:    /s/ WARREN D. FELDBERG
                                                              ---------------------------------------
                                                              Name: Warren D. Feldberg
                                                              Title: Chief Executive Officer

                                                       Date:  July 26, 2000

    Each person whose signature appears below hereby appoints Warren D. Feldberg and Mark D. Director, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he right or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              SIGNATURE                        CAPACITY IN WHICH SIGNED             DATE
              ---------                        ------------------------             ----
/s/ CHARLES P. PIEPER                   Chairman of the Board
-------------------------------------
Charles P. Pieper                                                               July 26, 2000

/s/ WARREN D. FELDBERG                  Chief Executive Officer and
-------------------------------------   Director (Principal Executive Officer)
Warren D. Feldberg                                                              July 26, 2000

/s/ JOSEPH T. DOYLE                     Chief Financial Officer
-------------------------------------   (Principal Financial Officer)
Joseph T. Doyle                                                                 July 26, 2000

/s/ KEVIN J. THIMJON                    Senior Vice President and Corporate
-------------------------------------   Controller (Principal Accounting
Kevin J. Thimjon                        Officer)                                July 26, 2000

/s/ KEVIN J. CONWAY                     Director
-------------------------------------
Kevin J. Conway                                                                 July 26, 2000

/s/ FRANK P. DOYLE                      Director
-------------------------------------
Frank P. Doyle                                                                  July 26, 2000

/s/ BRIAN D. FINN                       Director
-------------------------------------
Brian D. Finn                                                                   July 26, 2000

/s/ L. DENNIS KOZLOWSKI                 Director
-------------------------------------
L. Dennis Kozlowski                                                             July 26, 2000

/s/ MILTON H. KUYERS                    Director
-------------------------------------
Milton H. Kuyers                                                                July 26, 2000

/s/ ALLON H. LEFEVER                    Director
-------------------------------------
Allon H. Lefever                                                                July 26, 2000

/s/ EDWARD J. MATHIAS                   Director
-------------------------------------
Edward J. Mathias                                                               July 26, 2000

                               INDEX TO EXHIBITS

NUMBER                                          DESCRIPTION
------                                          -----------
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

          3.1           Amended and Restated Certificate of Incorporation of U.S.
                        Office Products Company as amended through April 22, 1999
                        (Exhibit 3.1 of the Company's Annual Report on Form 10-K for
                        the year ended April 24, 1999, is hereby incorporated by
                        reference).

          3.2           Second Amended and Restated By-Laws of U.S. Office Products
                        Company as amended through July 14, 1999 (Exhibit 3.2 of the
                        Company's Annual Report on Form 10-K for the year ended
                        April 24, 1999, is hereby incorporated by reference).

          4.1           Form of Indenture relating to the Company's $143.75 million
                        5 1/2% Convertible Subordinated Notes due 2001 (including
                        form of Note) (Exhibit 4.1 of the Company's Registration
                        Statement on Form S-1 (File No. 33-80553) is hereby
                        incorporated by reference).

          4.2           Form of Indenture relating to the Company's $230.0 million
                        5 1/2% Convertible Subordinated Notes due 2003 (including
                        form of Note) (Exhibit 4.2 of the Company's Annual Report on
                        Form 10-K for the year ended April 30, 1996, is hereby
                        incorporated by reference).

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

          4.5           Common Stock Purchase Warrant dated April 23, 1999, between
                        U.S. Office Products Company and CDR-PC Acquisition L.L.C.
                        (Exhibit 4.5 of the Company's Annual Report on Form 10-K for
                        the year ended April 24, 1999, is hereby incorporated by
                        reference).

          4.6           Common Stock Purchase Special Warrant dated April 23, 1999, between U.S. Office Products Company and CDR-PC Acquisition
                        L.L.C. (Exhibit 4.6 of the Company's Annual Report on Form
                        10-K for the year ended April 24, 1999, is hereby
                        incorporated by reference).

          4.7 Registration Rights Agreement dated as of June 10, 1998 among U.S. Office Products Company and CDR-PC Acquisition
                        L.L.C. (Exhibit 99.6 of the Company's Form 8-K (Commission file No. 000-25372), filed June 25, 1998, is hereby incorporated by reference).

          4.8           Amendment to the Registration Rights Agreement, between U.S.
                        Office Products Company and CDR-PC Acquisition L.L.C.
                        (included at Exhibit V to Investment Agreement dated March
                        30, 1999, by and between U.S. Office Products Company and
                        CDR-PC Acquisition, L.L.C.).

NUMBER                                          DESCRIPTION
------                                          -----------
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

         10.5           Amendment No. 1, dated as of December 5, 1997, to Employment
                        Agreement, dated as of February 3, 1997, by and between the
                        Company and Thomas I. Morgan (Exhibit 10.1 of the Company's
                        Form 10-Q for the quarter ended October 25, 1997, is hereby incorporated by reference).

         10.6           Amended and Restated Employment Agreement, dated as of
                        August 1, 1997, by and between the Company and Michael J.
                        Barnell (Exhibit 10.2 of the Company's Form 10-Q for the quarter ended October 25, 1997, is hereby incorporated by reference).

         10.7           Second Amendment to Employment Agreement, dated as of June
                        28, 1999, by and between the Company and Michael J. Barnell
                        (Exhibit 10.7 of the Company's Annual Report on Form 10-K
                        for the year ended April 24, 1999, is hereby incorporated by reference).

         10.8           Employment Agreement Between US Office Products Company and
                        Warren D. Feldberg (Exhibit 10.1 of the Company's Form 10-Q
                        for the quarter ended October 23, 1999, is hereby
                        incorporated by reference).

         10.9           Employment Agreement by and between US Office Products
                        Company and Robert J. Herbolich (Exhibit 10.1 of the
                        Company's Form 10-Q for the quarter ended January 22, 2000, is hereby incorporated by reference).

        10.10           Employment Agreement by and between US Office Products
                        Company and Jay Mutschler.

        10.11           Loanout Agreement, dated February 23, 1999, by and among
                        U.S. Office Products Company and Clayton, Dubilier & Rice,
                        Inc. (Exhibit 10.8 of the Company's Annual Report on
                        Form 10-K for the year ended April 24, 1999, is hereby incorporated by reference).

        10.12 Stock Purchase Agreement, dated as of January 31, 1996, by and between U.S. Office Products Company and Eric John
                        Watson (Exhibit 2.8 of the Company's Post-Effective
                        Amendment No. 1 to Form S-1 (File No. 33-80117) is hereby incorporated by reference).

        10.13           Amendment to Stock Purchase Agreement, dated as of June 20,
                        1996, by and between the Company and Erice John Watson
                        (Exhibit 10.24 of the Company's Annual Report on Form 10-K
                        for the year ended April 30, 1996, is hereby incorporated by reference).

NUMBER                                          DESCRIPTION
------                                          -----------
        10.14           Credit Agreement dated as of June 9, 1998 between U.S.
                        Office Products Company and The Chase Manhattan Bank, as
                        Administrative Agent, Bankers Trust Company, as Syndication
                        Agent, Merrill Lynch Capital Corporation, as Documentation
                        Agent, Chase Securities Inc., BT Alex Brown Incorporated,
                        and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as
                        co-arrangers and the other lenders named therein
                        (Exhibit 99.2 of the Company's Form 8-K (Commission file
                        No. 000-25372), filed June 25, 1998, is hereby incorporated by reference).

        10.15           First Amendment to the Credit Agreement, dated August 21,
                        1998, to the Credit Agreement, dated as of June 9, 1998
                        between U.S. Office Products Company and The Chase Manhattan
                        Bank, as Administrative Agent, Bankers Trust Company, as
                        Syndication Agent, Merrill Lynch Capital Corporation, as
                        Documentation Agent, Chase Securities Inc., BT Alex Brown
                        Incorporated, and Merrill Lynch, Pierce, Fenner & Smith
                        Incorporated, as co-arrangers and the other lenders named
                        therein (Exhibit 10.12 of the Company's Annual Report on
                        Form 10-K for the year ended April 24, 1999, is hereby
                        incorporated by reference).

        10.16           Second Amendment, dated as of April 15, 1999, to the Credit
                        Agreement, dated as of June 9, 1998 between U.S. Office
                        Products Company and The Chase Manhattan Bank, as
                        Administrative Agent, Bankers Trust Company, as Syndication
                        Agent, Merrill Lynch Capital Corporation, as Documentation
                        Agent, Chase Securities Inc., BT Alex Brown Incorporated,
                        and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as
                        co-arrangers and the other lenders named therein. (Exhibit
                        10.13 of the Company's Annual Report on Form 10-K for the
                        year ended April 24, 1999, is hereby incorporated by
                        reference)

        10.17           Third Amendment, dated as of April 28, 2000, to the Credit
                        Agreement, dated as of June 9, 1998, as amended by the
                        First Amendment dated as of August 21, 1998 and the Second
                        Amendment dated as of April 15, 1999, among U.S. Office
                        Products Company, Blue Star Group Limited, the Lenders
                        thereunder, Bankers Trust Company, as Syndication Agent,
                        Merrill Lynch Capital Corporation, as Documentation Agent,
                        and The Chase Manhattan Bank, as Administrative Agent
                        (Exhibit 99.1 of the Company's Form 8-K (Commission file
                        No. 000-25372) filed May 12, 2000, is hereby incorporated by reference).

        10.18           Consent to Section 10 of Second Amendment, dated as of
                        April 15, 1999, to the Credit Agreement, dated as of
                        June 9, 1998 between U.S. Office Products Company and The
                        Chase Manhattan Bank, as Administrative Agent, Bankers Trust
                        Company, as Syndication Agent, Merrill Lynch Capital
                        Corporation, as Documentation Agent, Chase Securities Inc.,
                        BT Alex Brown Incorporated, and Merrill Lynch, Pierce,
                        Fenner & Smith Incorporated, as co-arrangers and the other lenders named therein (Exhibit 10.14 of the Company's Annual
                        Report on Form 10-K for the year ended April 24, 1999, is
                        hereby incorporated by reference).

        10.19           U.S. Office Products Company Executive Deferred Compensation
                        Plan (Exhibit B to the Company's Proxy Statement, dated
                        July 22, 1996, is hereby incorporated by reference).

        10.20           U.S. Office Products Company 1996 Non-Employee Directors'
                        Stock Plan (Exhibit C to the Company's Proxy Statement, dated July 22, 1996, is hereby incorporated by reference).

        10.21           U.S. Office Products Company Amended and Restated Employee
                        Stock Purchase Plan, as amended (Exhibit D to the Company's
                        Proxy Statement, dated July 22, 1996, is hereby incorporated by reference).

NUMBER                                          DESCRIPTION
------                                          -----------
        10.22           Investment Agreement dated January 12, 1998, by and between
                        U.S. Office Products Company and CDR-PC Acquisition, L.L.C.
                        ("1998 Investment Agreement") (Exhibit 99.1 of the Company's
                        Form 8-K (Commission file No. 000-25372), filed January 16,
                        1998, is hereby incorporated by reference).

        10.23 Amendment No. 1 to the 1998 Investment Agreement, dated as of February 3, 1998 by and between U.S. Office Products
                        Company and CDR-PC Acquisition L.L.C. (Exhibit 99.1 of the
                        Company's Form 8-K (Commission file No. 000-25372), filed
                        February 12, 1998, is hereby incorporated by reference).

        10.24           Amendments to the 1998 Investment Agreement (included at
                        Exhibit IV to Investment Agreement dated March 30, 1999, by and between U.S. Office Products Company and CDR-PC
                        Acquisition, L.L.C.).

        10.25           Investment Agreement dated March 30, 1999, by and between
                        U.S. Office Products Company and CDR-PC Acquisition, L.L.C.
                        (Exhibit 10.21 of the Company's Annual Report on Form 10-K
                        for the year ended April 24, 1999, is hereby incorporated by reference).

        10.26           Tax Allocation Agreement dated as of June 9, 1998 among U.S.
                        Office Products Company, Workflow Management, Inc., School
                        Specialty, Inc., Aztec Technology Partners, Inc. And
                        Navigant International, Inc. (Exhibit 99.9 to the Company's
                        Form 8-K (Commission file No. 000-25372), filed June 25,
                        1998, is hereby incorporated by reference).

        10.27           Consulting Agreement dated as of June 10, 1998, by and
                        between U.S. Office Products Company and Clayton, Dubilier &
                        Rice, Inc. (Exhibit 99.7 of the Company's Form 8-K
                        (Commission file No. 000-25372), filed June 25, 1998, is
                        hereby incorporated by reference).

        10.28           Indemnification Agreement dated as of June 10, 1998 by and among U.S. Office Products Company, CDR-PC Acquisition,
                        L.L.C., Clayton, Dubilier & Rice Fund V Limited Partnership,
                        and Clayton, Dubilier & Rice, Inc. (Exhibit 99.8 of the
                        Company's Form 8-K (Commission file No. 000-25372), filed
                        June 25, 1998, is hereby incorporated by reference).

        10.29           Employee Benefits Services and Liabilities Agreement dated as of June 9, 1998 between U.S. Office Products Company,
                        Workflow Management, Inc., School Specialty, Inc., Aztec
                        Technology Partners, Inc. and Navigant International, Inc.
                        (Exhibit 99.10 to the Company's Form 8-K (Commission file
                        No. 000-25372), filed June 25, 1998, is hereby incorporated by reference).

        10.30           Section 162(m) Bonus Plan of U.S. Office Products Company
                        (Annex A to the Company's Proxy Statement, filed with the Commission September 8, 1997, is hereby incorporated by reference).

        10.31           Guarantee and Collateral Agreement, dated as of June 10,
                        1998, made by U.S. Office Products Company and each of the other signatories thereto, in favor of The Chase Manhattan
                        Bank, as Administrative Agent for the banks and other
                        financial institutions (the "Lenders") from time to time
                        parties to the Credit Agreement, dated as of June 9, 1998, among U.S. Office Products Company, Blue Star Group Limited, the Lenders, The Chase Manhattan Bank, as Administrative
                        Agent, Bankers Trust Company, as Syndication Agent and
                        Merrill Lynch Capital Corporation, as Documentation Agent
                        (Exhibit 10.26 of the Company's Annual Report on Form 10-K
                        for the year ended April 25, 1998, is hereby incorporated by reference).

         21.1           List of Subsidiaries of U.S. Office Products Company

         23.1           Consent of PricewaterhouseCoopers LLP

         27.1           Financial Data Schedule