Form 10-K/A
period 2000-04-29
US OFFICE PRODUCTS CO
filed 2000-08-24
CIK 934852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A



                                AMENDMENT NO. 1


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



    DOCUMENTS INCORPORATED BY REFERENCE: PROXY STATEMENT FOR 2000 ANNUAL MEETING OF US OFFICE PRODUCTS COMPANY (TO BE FILED).


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

US Office Products Company (the "Company"), by this Form 10-K/A, Amendment
No. 1, hereby amends and restates in its entirety Item 8 of Part II contained in its Annual Report on Form 10-K for the fiscal year ended April 29, 2000.



EXPLANATORY NOTE TO AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 29, 2000



In this Amendment, the Company amends Item 8 of Part II by correcting the "Maturities of Debt" disclosure contained in Note 10, "Credit Facilities," of the Company's consolidated financial statements appearing in the Annual Report on Form 10-K for the fiscal year ended April 29, 2000.

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


MATURITIES OF DEBT



    Maturities of debt, including capital lease obligations, are as follows:



2001........................................................  $   78,956
2002........................................................      19,285
2003........................................................      24,229
2004........................................................      33,916
2005........................................................      79,974
Thereafter..................................................     897,665
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

                                                       Date:  August 23, 2000



    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



                      SIGNATURE                           CAPACITY IN WHICH SIGNED          DATE
                      ---------                           ------------------------          ----
                          *
     -------------------------------------------       Chairman of the Board           August 23, 2000
                  Charles P. Pieper

               /s/ WARREN D. FELDBERG                  Chief Executive Officer and
     -------------------------------------------         Director (Principal           August 23, 2000
                 Warren D. Feldberg                      Executive Officer)

                          *                            Chief Financial Officer
     -------------------------------------------         (Principal Financial          August 23, 2000
                   Joseph T. Doyle                       Officer)

                                                       Senior Vice President and
                          *                              Corporate Controller
     -------------------------------------------         (Principal Accounting         August 23, 2000
                  Kevin J. Thimjon                       Officer)

                          *
     -------------------------------------------       Director                        August 23, 2000
                   Kevin J. Conway

                          *
     -------------------------------------------       Director                        August 23, 2000
                   Frank P. Doyle

                          *
     -------------------------------------------       Director                        August 23, 2000
                    Brian D. Finn

                      SIGNATURE                           CAPACITY IN WHICH SIGNED          DATE
                      ---------                           ------------------------          ----
                          *
     -------------------------------------------       Director                        August 23, 2000
                 L. Dennis Kozlowski

                          *
     -------------------------------------------       Director                        August 23, 2000
                  Milton H. Kuyers

                          *
     -------------------------------------------       Director                        August 23, 2000
                  Allon H. Lefever

                          *
     -------------------------------------------       Director                        August 23, 2000
                  Edward J. Mathias



*By:   /s/ WARREN D. FELDBERG
       -------------------------------------------
       Warren D. Feldberg
       ATTORNEY-IN-FACT