Form 10-Q
period 2000-07-29
US OFFICE PRODUCTS CO
filed 2000-09-12
CIK 934852

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-25372

                            ------------------------

                          U.S. OFFICE PRODUCTS COMPANY

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      52-1906050
        (State of other jurisdiction                         (I.R.S. Employer
       incorporation or organization.)                      Identification No.)

     1025 THOMAS JEFFERSON STREET, N.W.                            20007
               SUITE 600 EAST                                   (Zip Code)
              WASHINGTON, D.C.
  (Address of principal executive offices)

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

    As of September 11, 2000, there were 37,457,107 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           US OFFICE PRODUCTS COMPANY
                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet..................................      2
           July 29, 2000 (unaudited) and April 29, 2000

         Consolidated Statement of Operations........................      3
           For the three months ended July 29, 2000 (unaudited) and
           July 24, 1999 (unaudited)

         Consolidated Statement of Cash Flows........................      4
           For the three months ended July 29, 2000 (unaudited) and
           July 24, 1999 (unaudited)

         Notes to Consolidated Financial Statements..................      5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     18

Item 3.  Quantitative and Qualitative Disclosures about Market            29
           Risk......................................................

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     30

Item 6.  Exhibits and Reports on Form 8-K............................     30

Signatures...........................................................     31

Exhibit Index........................................................     32

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           US OFFICE PRODUCTS COMPANY
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JULY 29,     APRIL 29,
                                                                 2000          2000
                                                              -----------   ----------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   45,759    $   39,711
  Accounts receivable, less allowance for doubtful accounts
    of $11,169 and $11,766, respectively....................     259,600       259,287
  Inventories, net..........................................     153,239       155,206
  Prepaid expenses and other current assets.................     109,424        89,184
                                                              ----------    ----------
      Total current assets..................................     568,022       543,388

Property and equipment, net.................................     205,730       210,903
Intangible assets, net......................................     764,987       791,393
Other assets................................................     179,182       199,982
                                                              ----------    ----------
      Total assets..........................................  $1,717,921    $1,745,666
                                                              ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................  $  142,177    $   78,956
  Accounts payable..........................................     163,332       156,840
  Accrued compensation......................................      31,957        39,861
  Other accrued liabilities.................................      76,159       100,386
                                                              ----------    ----------
      Total current liabilities.............................     413,625       376,043

Long-term debt..............................................   1,051,329     1,055,069
Other long-term liabilities and minority interests..........      28,627        28,512
                                                              ----------    ----------
      Total liabilities.....................................   1,493,581     1,459,624
                                                              ----------    ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 500,000 shares
    authorized, 73,262 and 73,262 shares issued and
    outstanding, respectively...............................
  Common stock, $.001 par value, 500,000,000 shares
    authorized, 37,616,147 and 37,100,642 shares issued,
    37,457,107 and 36,941,602 shares outstanding, 159,040
    and 159,040 shares held in treasury, respectively.......          37            37
  Additional paid-in capital................................     728,607       728,443
  Accumulated other comprehensive loss......................    (137,257)     (120,506)
  Accumulated deficit.......................................    (367,047)     (321,932)
                                                              ----------    ----------
      Total stockholders' equity............................     224,340       286,042
                                                              ----------    ----------
      Total liabilities and stockholders' equity............  $1,717,921    $1,745,666
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JULY 29,   JULY 24,
                                                                2000       1999
                                                              --------   --------
Revenues....................................................  $545,771   $625,503
Cost of revenues............................................   402,283    450,720
                                                              --------   --------
  Gross profit..............................................   143,488    174,783

Selling, general and administrative expenses................   136,483    158,610
Amortization expense........................................    11,856      5,990
Operating restructuring costs...............................     2,795      1,909
                                                              --------   --------
  Operating income (loss)...................................    (7,646)     8,274

Interest expense............................................    29,785     27,717
Interest income.............................................      (370)    (1,070)
Unrealized foreign currency transaction loss................    19,668     13,555
Equity in loss of affiliates................................     2,167      1,122
Loss on sale or closure of businesses.......................     1,700        954
Other (income) expense......................................    (2,628)       375
                                                              --------   --------
Loss before benefit from income taxes.......................   (57,968)   (34,379)
Benefit from income taxes...................................   (12,853)    (6,852)
                                                              --------   --------
Net loss....................................................  $(45,115)  $(27,527)
                                                              ========   ========

Basic and diluted per share amounts:
  Net loss..................................................  $  (1.22)  $  (0.75)
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JULY 29,   JULY 24,
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(45,115)  $(27,527)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................    22,378     16,265
    Unrealized foreign currency transaction loss............    19,668     13,555
    Equity in loss of affiliates............................     2,167      1,122
    Gain on investments.....................................    (2,729)
    Loss on sale or closure of businesses...................     1,700        954
    Changes in assets and liabilities (net of changes in
      assets and liabilities related to business
      combinations):
      Accounts receivable, net..............................    (7,197)    (5,207)
      Inventories, net......................................    (8,501)     1,074
      Prepaid expenses and other current assets.............   (20,508)   (10,416)
      Accounts payable......................................    11,174     14,631
      Accrued liabilities...................................   (23,189)   (14,963)
                                                              --------   --------
        Net cash used in operating activities...............   (50,152)   (10,512)
                                                              --------   --------
Cash flows from investing activities:
  Additions to property and equipment, net of disposals.....   (10,277)   (12,754)
  Proceeds from sale of businesses..........................     8,241        255
  Proceeds from sale of investments.........................     4,520
  Cash paid in acquisition, net of cash received............    (1,500)
  Investments in affiliates.................................    (1,000)    (4,000)
  Other.....................................................    (2,280)     1,287
                                                              --------   --------
        Net cash used in investing activities...............    (2,296)   (15,212)
                                                              --------   --------
Cash flows from financing activities:
  Proceeds from (payments of) short-term debt, net..........    63,211     (6,516)
  Proceeds from (payments of) long-term debt................    (4,186)       890
  Proceeds from issuance of common stock....................       164
                                                              --------   --------
        Net cash provided by (used in) financing
          activities........................................    59,189     (5,626)
                                                              --------   --------
Effect of exchange rates on cash and cash equivalents.......      (693)      (293)
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........     6,048    (31,643)
Cash and cash equivalents, beginning of period..............    39,711     76,102
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 45,759   $ 44,459
                                                              ========   ========
Supplemental disclosures of cash flow information:
  Cash paid for income taxes................................  $    431   $  1,044
  Cash paid for interest....................................  $ 38,426   $ 36,426

          See accompanying notes to consolidated financial statements.

                               US OFFICE PRODUCTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 29, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of US Office Products Company (the "Company" or "US Office Products"), the companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates and the companies sold through their respective sale dates. The Company's operations consist of US Office Products-North America (which includes office supplies and office furniture businesses referred to herein as "US Office Products-North America" or "USOP-NA"), vending and office coffee service businesses ("USRefresh"), Mail Boxes Etc. ("MBE"), the Company's international operations in New Zealand and Australia (referred to herein as the "Blue Star Group"), and the Company's 49% interest in Dudley Stationery Limited ("Dudley"), a U.K. contract stationer.

    In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation of such operations. All such adjustments are of a normal recurring nature. Certain reclassifications have been made to fiscal 2000 to conform to the current period presentation. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended April 29, 2000, included in the Company's Annual Report on Form 10-K, as amended.

NOTE 2--CHANGE IN ESTIMATE

    During the first quarter of fiscal 2001, the Company revised the amortization period for goodwill associated with all of its businesses, except MBE, from principally 40 years down to 15 years. The change in the amortization period resulted in an increase in amortization expense during the three months ended July 29, 2000 of approximately $6,257. The additional amortization expense increased net loss by $6,257, or $0.17 loss per share, for the three months ended July 29, 2000.

NOTE 3--STOCKHOLDERS' EQUITY

    Changes in stockholders' equity during the three months ended July 29, 2000, were as follows:

Stockholders' equity balance at April 29, 2000..............  $286,042
  Issuance of common stock in conjunction with:
    Employee stock purchase plan............................       164
  Comprehensive loss........................................   (61,866)
                                                              --------
Stockholder's equity balance at July 29, 2000...............  $224,340
                                                              ========

                               US OFFICE PRODUCTS

                                 JULY 29, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 3--STOCKHOLDERS' EQUITY (CONTINUED)
    The components of comprehensive loss are as follows:

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JULY 29,   JULY 24,
                                                                2000       1999
                                                              --------   --------
Net loss....................................................  $(45,115)  $(27,527)
Other comprehensive income (loss):
  Cumulative translation adjustment.........................      (365)       276
  Unrealized losses on securities:
    Unrealized holding losses arising during the period.....   (12,800)
    Reclassification adjustment for gains included in net
      loss..................................................    (3,586)
                                                              --------   --------
  Total other comprehensive income (loss)...................   (16,751)       276
                                                              --------   --------
Comprehensive loss..........................................  $(61,866)  $(27,251)
                                                              ========   ========

    In fiscal 2000, MBE, as part of a strategic business relationship invested $4,000 in Stamps.com (for 1,317,973 shares of Stamps.com common stock). During the three months ended July 29, 2000, the price of Stamps.com stock declined from $16.00 per share at April 29, 2000 to $4.94 per share at July 29, 2000. During this period, the Company sold 945,000 shares of Stamps.com common stock, at an average price of $6.83 per share for total proceeds of $6,453, of which $4,520 was received during the three months ended July 29, 2000. As of July 29, 2000, the Company's remaining investment in Stamps.com common stock totaled 372,973 shares. Subsequent to July 29, 2000, the Company sold an additional 207,505 shares, at an average price of $5.02 per share for total proceeds of $1,042.

    Since the Company considers its investment in Stamps.com to be an available-for-sale security, the unrealized loss on the Company's investment in Stamps.com during the three months ended July 29, 2000 was recorded as other comprehensive loss, a component of stockholders' equity, and any realized gain or loss from the sale of its investment was recognized in the consolidated statement of operations. Therefore, the $3,586 realized gain on the sale of Stamps.com common stock was reclassified from accumulated other comprehensive loss and was recorded as other (income) expense in the consolidated statement of operations in the three months ended July 29, 2000. As of July 29, 2000, the fair market value of MBE's investment in Stamps.com common stock was approximately $1,842 ($4.94 per share). The unrealized holding losses arising during the period from the decline in the fair market value of MBE's investment in Stamps.com was $12,800.

                               US OFFICE PRODUCTS

                                 JULY 29, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 4--EARNINGS PER SHARE

    The following information presents the Company's computations of basic and diluted loss per share for the periods presented in the consolidated statement of operations.

                                                               LOSS          SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Three months ended July 29, 2000:
  Basic and diluted loss per share........................    $(45,115)       37,106       $(1.22)
                                                                                           ======
Three months ended July 24, 1999:
  Basic and diluted loss per share........................    $(27,527)       36,735       $(0.75)
                                                                                           ======

    As a result of the net loss for the three months ended July 29, 2000 and July 24, 1999, the basic and diluted loss per share amounts for such periods were calculated using the same number of shares outstanding, since all of the Company's employee stock options, the two series of convertible debt securities outstanding and the convertible preferred stock outstanding during the periods were anti-dilutive.

NOTE 5--BUSINESS COMBINATIONS

    The Company completed three business divestitures during the three months ended July 24, 1999 for total proceeds of $255 and two business divestitures during the three months ended July 29, 2000 for total proceeds of $9,782, including $8,241 of cash. During the three months ended July 29, 2000, the Company acquired one business for $2,300, including $1,500 of cash, which was accounted for under the purchase method.

    The following presents the unaudited pro forma results of operations of the Company for the three months ended, July 29, 2000 and July 24, 1999. These results include the Company's consolidated financial statements and the results of the companies acquired in business combinations accounted for under the purchase method, and exclude the results of all business divestitures as if all such purchase acquisitions and business divestitures had been made at the beginning of fiscal 2000. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets and the inclusion of an appropriate income tax provision or benefit on all earnings and losses:

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JULY 29,   JULY 24,
                                                                2000       1999
                                                              --------   --------
Revenues....................................................  $541,985   $550,952
Net loss....................................................   (42,342)   (29,572)
Basic and diluted loss per share............................     (1.14)     (0.80)

    The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the business divestitures occurred at the beginning of fiscal 2000 or the results that may occur in the future.

                               US OFFICE PRODUCTS

                                 JULY 29, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 6--SEGMENT REPORTING

BUSINESS SEGMENTS

    The Company has six reportable segments, which include:

    - NORTH AMERICAN OFFICE SUPPLIES--a direct-to-business contract stationer that offers items such as desktop accessories, writing instruments, paper products, computer consumables, business machines and catalog furniture;

    - NORTH AMERICAN OFFICE FURNITURE--a group of operating companies that offer middle-market and contract furniture products and related services;

    - NORTH AMERICAN CORPORATE--the corporate costs associated with USOP-NA, including finance, human resources, legal, merchandising, sales and marketing, catalog production, administration, and information technology;

    - USREFRESH--a group of operating companies that offer vending and office coffee services in North America and includes the corporate costs associated with the USRefresh management team;

    - BLUE STAR GROUP--a group of operating companies that include business supplies, print and consumer retailing operations that operate in New Zealand and Australia and includes the corporate costs associated with the Blue Star Group management team;

    - MBE--a franchisor of retail business, communication and postal service centers which offers a range of business products and services for personal and business consumers.

    Other consists of US Office Products Parent Company, a specialty retail business, the Company's e-commerce operation (USOPNET.com) and the Company's equity interests in Dudley and the technology business formerly owned by the Blue Star Group ("Business Solutions"). Eliminations consist of the elimination of the Company's investments in subsidiaries.

    At the beginning of fiscal 2001, the Company reorganized the structure of its operations in North America. It combined the North American office supplies and office furniture businesses, as well as a reorganized corporate management group for North American operations into a new business unit--US Office Products-North America. During fiscal 2000, the Company's North American operations had also included USRefresh, the specialty retail business and the Company's USOPNET.com e-commerce business. As a result of the change, and in order to permit a useful discussion of prior year comparative results, the Company has restated the fiscal 2000 business segment results of operations and other significant items to reflect the organizational structure implemented at the start of fiscal 2001.

    Management measures the performance of the business segments based on several factors, including revenues, gross profit, operating income (loss) before restructuring costs and EBITDA, as defined below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to the Company's audited consolidated financial statements

                               US OFFICE PRODUCTS

                                 JULY 29, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 6--SEGMENT REPORTING (CONTINUED)
included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended April 29, 2000.

                                               THREE MONTHS ENDED JULY 29, 2000
                        ------------------------------------------------------------------------------
                             US OFFICE PRODUCTS-NORTH AMERICA
                        -------------------------------------------
                         OFFICE     OFFICE                                        BLUE STAR
                        SUPPLIES   FURNITURE   CORPORATE   SUBTOTAL   USREFRESH     GROUP       MBE
                        --------   ---------   ---------   --------   ---------   ---------   --------
Revenues..............  $247,610   $ 99,192    $    628    $347,430    $28,132    $140,443    $ 19,391
Gross profit..........    62,818     21,344         744      84,906      7,171      37,839      10,297
Depreciation and
  amortization........     5,591      1,825       2,078       9,494      2,213       8,278       2,060
Operating income
  (loss) before
  restructuring
  costs...............     5,779      1,983      (9,306)     (1,544)       244      (1,962)      2,901
EBITDA (a)............    11,370      3,808      (7,228)      7,950      2,457       6,316       4,961
Other significant
  items:
  Identifiable
    assets............   399,582    165,603      69,021     634,206     99,464     497,164     324,452
  Net capital
    expenditures......       168        223       3,787       4,178      3,046       2,847         202

                            THREE MONTHS ENDED JULY 29, 2000
                        ----------------------------------------

                                                    CONSOLIDATED
                          OTHER      ELIMINATIONS      TOTALS
                        ----------   ------------   ------------
Revenues..............  $   10,375                   $  545,771
Gross profit..........       3,275                      143,488
Depreciation and
  amortization........         333                       22,378
Operating income
  (loss) before
  restructuring
  costs...............      (4,490)                      (4,851)
EBITDA (a)............      (4,157)                      17,527
Other significant
  items:
  Identifiable
    assets............     817,165     $(654,530)     1,717,921
  Net capital
    expenditures......           4                       10,277

                                               THREE MONTHS ENDED JULY 24, 1999
                        ------------------------------------------------------------------------------
                             US OFFICE PRODUCTS-NORTH AMERICA
                        -------------------------------------------
                         OFFICE     OFFICE                                        BLUE STAR
                        SUPPLIES   FURNITURE   CORPORATE   SUBTOTAL   USREFRESH     GROUP       MBE
                        --------   ---------   ---------   --------   ---------   ---------   --------
Revenues..............  $249,238   $ 94,718    $    492    $344,448    $26,891    $201,512    $ 17,863
Gross profit..........    67,694     20,504         272      88,470      6,997      61,637       9,442
Depreciation and
  amortization........     3,525      1,638         722       5,885      1,364       6,487       1,956
Operating income
  (loss) before
  restructuring
  costs...............    12,664      1,716     (11,589)      2,791      1,688       6,349       1,294
EBITDA (a)............    16,189      3,354     (10,867)      8,676      3,052      12,836       3,250
Other significant
  items:
  Identifiable
    assets............   431,871    165,058      52,755     649,684     81,523     720,770     315,444
  Net capital
    expenditures......       694        325       3,689       4,708      1,284       5,491         211

                            THREE MONTHS ENDED JULY 24, 1999
                        ----------------------------------------

                                                    CONSOLIDATED
                          OTHER      ELIMINATIONS      TOTALS
                        ----------   ------------   ------------
Revenues..............  $   34,789                   $  625,503
Gross profit..........       8,237                      174,783
Depreciation and
  amortization........         573                       16,265
Operating income
  (loss) before
  restructuring
  costs...............      (1,939)                      10,183
EBITDA (a)............      (1,366)                      26,448
Other significant
  items:
  Identifiable
    assets............   1,176,593     $(967,084)     1,976,930
  Net capital
    expenditures......         805                       12,499

------------------------------

(a) EBITDA represents earnings before interest expense, interest income, benefit from income taxes, depreciation expense, amortization expense, operating restructuring costs, unrealized foreign currency transaction loss, equity in loss of affiliates, loss on sale or closure of businesses and other (income) expense. EBITDA is not a measurement of performance under generally accepted accounting principles and should not be considered an alternative to net income (loss) as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

                               US OFFICE PRODUCTS

                                 JULY 29, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 6--SEGMENT REPORTING (CONTINUED)

GEOGRAPHIC SEGMENTS

    The following table sets forth information as to the Company's operations in its different geographic segments:

                                                                        NEW ZEALAND
                                                             NORTH          AND
                                                            AMERICA      AUSTRALIA      TOTAL
                                                           ----------   -----------   ----------
Three months ended July 29, 2000:
  Revenues...............................................  $  405,328    $140,443     $  545,771
  Operating loss before restructuring costs..............      (2,889)     (1,962)        (4,851)
  Identifiable assets of continuing operations at
    period-end...........................................   1,220,757     497,164      1,717,921

Three months ended July 24, 1999:
  Revenues...............................................  $  423,991    $201,512     $  625,503
  Operating income before restructuring costs............       3,834       6,349         10,183
  Identifiable assets of continuing operations at
    period-end...........................................   1,256,160     720,770      1,976,930

NOTE 7--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The following is summarized condensed consolidating financial information for the Company, showing guarantor subsidiaries and non-guarantor subsidiaries separately. The financial information shown in the "Guarantor Subsidiaries" column represents the financial information of the domestic subsidiaries that are guarantors of the Company's credit facility and the senior subordinated notes due 2008. The guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that separate financial statements would not provide additional meaningful information to investors.

                               US OFFICE PRODUCTS

                                 JULY 29, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 7--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
BALANCE SHEETS

                                                                JULY 29, 2000
                                   ------------------------------------------------------------------------
                                   US OFFICE
                                    PRODUCTS
                                    COMPANY
                                    (PARENT      GUARANTOR     NON-GUARANTOR   CONSOLIDATING   CONSOLIDATED
                                    COMPANY)    SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                   ----------   ------------   -------------   -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents......  $    1,140    $  18,200       $  26,419                      $   45,759
  Accounts receivable, less
    allowance for doubtful
    accounts.....................                  203,342          56,258                         259,600
  Inventories, net...............                   73,430          79,799       $      10 (b)     153,239
  Prepaid expenses and other
    current assets...............      85,827       13,131          10,264             202 (b)     109,424
                                   ----------    ---------       ---------       ---------      ----------
      Total current assets.......      86,967      308,103         172,740             212         568,022
Property and equipment, net......       5,780      106,473          93,887            (410)(b)     205,730
Intangible assets, net...........                  530,373         234,614                         764,987
Investment in subsidiaries.......     945,080                                     (945,080)(a)
Other assets.....................     159,125       47,444         (27,387)                        179,182
                                   ----------    ---------       ---------       ---------      ----------
      Total assets...............  $1,196,952    $ 992,393       $ 473,854       $(945,278)     $1,717,921
                                   ==========    =========       =========       =========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt................  $  139,779    $   1,115       $   1,283                      $  142,177
  Short-term intercompany
    balances.....................     116,375     (116,175)           (200)
  Accounts payable...............       7,376      104,976          50,980                         163,332
  Accrued compensation...........       3,351       16,708          11,898                          31,957
  Other accrued liabilities......      17,915       10,270          47,974                          76,159
                                   ----------    ---------       ---------       ---------      ----------
      Total current
        liabilities..............     284,796       16,894         111,935                         413,625
Long-term debt...................   1,044,174        4,192           2,963                       1,051,329
Other long-term liabilities and
  minority interests.............      24,089        4,672            (134)                         28,627
Long-term intercompany
  balances.......................    (212,296)     (71,883)        284,179
                                   ----------    ---------       ---------       ---------      ----------
      Total liabilities..........   1,140,763      (46,125)        398,943                       1,493,581
                                   ----------    ---------       ---------       ---------      ----------
Stockholders' equity:
  Preferred stock................
  Common stock...................          37                                                           37
  Additional paid-in capital.....    (388,612)   1,769,352         292,947       $(945,080)(a)     728,607
  Accumulated other comprehensive
    loss.........................     (83,153)         654         (54,758)                       (137,257)
  Retained earnings (accumulated
    deficit).....................     527,917     (731,488)       (163,278)           (198)       (367,047)
                                   ----------    ---------       ---------       ---------      ----------
      Total stockholders'
        equity...................      56,189    1,038,518          74,911        (945,278)        224,340
                                   ----------    ---------       ---------       ---------      ----------
      Total liabilities and
        stockholders' equity.....  $1,196,952    $ 992,393       $ 473,854       $(945,278)     $1,717,921
                                   ==========    =========       =========       =========      ==========

                               US OFFICE PRODUCTS

                                 JULY 29, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 7--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
BALANCE SHEETS (CONTINUED)

                                                                    APRIL 29, 2000
                                       ------------------------------------------------------------------------
                                       US OFFICE
                                        PRODUCTS
                                        COMPANY
                                        (PARENT      GUARANTOR     NON-GUARANTOR   CONSOLIDATING   CONSOLIDATED
                                        COMPANY)    SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS       TOTAL
                                       ----------   ------------   -------------   -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents..........  $    1,120    $   18,489      $  20,102                      $   39,711
  Accounts receivable, less allowance
    for doubtful accounts............                   200,117         59,170                         259,287
  Inventories, net...................                    70,780         84,476       $     (50)(b)     155,206
  Prepaid expenses and other current
    assets...........................      74,577         3,974         10,633                          89,184
                                       ----------    ----------      ---------       ---------      ----------
      Total current assets...........      75,697       293,360        174,381             (50)        543,388
Property and equipment, net..........       5,391       105,983         99,939            (410)(b)     210,903
Intangible assets, net...............                   538,433        252,960                         791,393
Investment in subsidiaries...........     954,779                                     (954,779)(a)
Other assets.........................     159,926        66,262        (26,206)                        199,982
                                       ----------    ----------      ---------       ---------      ----------
      Total assets...................  $1,195,793    $1,004,038      $ 501,074       $(955,239)     $1,745,666
                                       ==========    ==========      =========       =========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt....................  $   76,889    $      700      $   1,367                      $   78,956
  Short-term intercompany balances...     479,845      (480,813)           968
  Accounts payable...................       6,635       102,643         47,562                         156,840
  Accrued compensation...............       2,799        23,346         13,716                          39,861
  Other accrued liabilities..........      34,510        18,306         47,797       $    (227)(b)     100,386
                                       ----------    ----------      ---------       ---------      ----------
      Total current liabilities......     600,678      (335,818)       111,410            (227)        376,043
Long-term debt.......................   1,047,664         3,755          3,650                       1,055,069
Other long-term liabilities and
  minority interests.................      24,089         4,210            213                          28,512
Long-term intercompany balances......    (872,959)      577,013        295,946
                                       ----------    ----------      ---------       ---------      ----------
      Total liabilities..............     799,472       249,160        411,219            (227)      1,459,624
                                       ----------    ----------      ---------       ---------      ----------
Stockholders' equity:
  Preferred stock....................
  Common stock.......................          37                                                           37
Additional paid-in capital...........     670,381       714,619        298,222        (954,779)(a)     728,443
Accumulated other comprehensive
  loss...............................     (76,443)       17,063        (61,126)                       (120,506)
Retained earnings (accumulated
  deficit)...........................    (197,654)       23,196       (147,241)           (233)(b)    (321,932)
                                       ----------    ----------      ---------       ---------      ----------
      Total stockholders' equity.....     396,321       754,878         89,855        (955,012)        286,042
                                       ----------    ----------      ---------       ---------      ----------
      Total liabilities and
        stockholders' equity.........  $1,195,793    $1,004,038      $ 501,074       $(955,239)     $1,745,666
                                       ==========    ==========      =========       =========      ==========

                               US OFFICE PRODUCTS

                                 JULY 29, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 7--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

STATEMENTS OF OPERATIONS

                                                      FOR THE THREE MONTHS ENDED JULY 29, 2000
                                       ----------------------------------------------------------------------
                                       US OFFICE
                                       PRODUCTS
                                        COMPANY                       NON-
                                        (PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                       COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                       ---------   ------------   ------------   -------------   ------------
Revenues.............................                $402,787       $143,927        $  (943)(c)    $545,771
Cost of revenues.....................                 298,413        104,910         (1,040)(c)     402,283
                                       --------      --------       --------        -------        --------
  Gross profit.......................                 104,374         39,017             97         143,488

Selling, general and administrative
  expenses...........................  $ 11,203        89,213         36,030             37 (c)     136,483
Amortization expense.................                   7,287          4,569                         11,856
Operating restructuring costs........       128         2,253            414                          2,795
                                       --------      --------       --------        -------        --------
  Operating income (loss)............   (11,331)        5,621         (1,996)            60          (7,646)

Interest expense.....................    31,086        (4,810)         3,509                         29,785
Interest income......................        (4)         (232)          (134)                          (370)
Unrealized foreign currency
  transaction loss...................    11,767                        7,901                         19,668
Equity in loss of affiliates.........                                  2,167                          2,167
Loss on sale or closure of
  businesses.........................                   1,700                                         1,700
Other (income) expense...............         6        (3,510)           876                         (2,628)
                                       --------      --------       --------        -------        --------
Income (loss) before provision for
  (benefit from) income taxes........   (54,186)       12,473        (16,315)            60         (57,968)
Provision for (benefit from) income
  taxes..............................   (20,455)        7,854           (277)            25         (12,853)
                                       --------      --------       --------        -------        --------
Net income (loss)....................  $(33,731)     $  4,619       $(16,038)       $    35        $(45,115)
                                       ========      ========       ========        =======        ========

                               US OFFICE PRODUCTS

                                 JULY 29, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 7--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
STATEMENTS OF OPERATIONS (CONTINUED)

                                                      FOR THE THREE MONTHS ENDED JULY 24, 1999
                                       ----------------------------------------------------------------------
                                       US OFFICE
                                       PRODUCTS
                                        COMPANY                       NON-
                                        (PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                       COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                       ---------   ------------   ------------   -------------   ------------
Revenues.............................                $428,811       $204,850        $(8,158)(c)    $625,503
Cost of revenues.....................                 316,809        142,057         (8,146)(c)     450,720
                                       --------      --------       --------        -------        --------
  Gross profit.......................                 112,002         62,793            (12)        174,783

Selling, general and administrative
  expenses...........................  $ 12,203        92,335         54,082            (10)(c)     158,610
Amortization expense.................                   3,923          2,067                          5,990
Operating restructuring costs........       102         1,333            474                          1,909
                                       --------      --------       --------        -------        --------
  Operating income (loss)............   (12,305)       14,411          6,170             (2)          8,274

Interest expense.....................    31,961       (14,035)         9,791                         27,717
Interest income......................      (280)         (640)          (150)                        (1,070)
Unrealized foreign currency
  transaction loss...................                                 13,555                         13,555
Equity in loss of affiliates.........                                  1,122                          1,122
Loss on sale or closure of
  businesses.........................    (5,808)        5,309          1,453                            954
Other (income) expense...............     1,345          (981)            11                            375
                                       --------      --------       --------        -------        --------
Income (loss) before provision for
  (benefit from) income taxes........   (39,523)       24,758        (19,612)            (2)        (34,379)
Provision for (benefit from) income
  taxes..............................   (16,175)       13,077         (3,754)                        (6,852)
                                       --------      --------       --------        -------        --------
Net income (loss)....................  $(23,348)     $ 11,681       $(15,858)       $    (2)       $(27,527)
                                       ========      ========       ========        =======        ========

                               US OFFICE PRODUCTS

                                 JULY 29, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 7--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
STATEMENTS OF CASH FLOWS

                                                      FOR THE THREE MONTHS ENDED JULY 29, 2000
                                       ----------------------------------------------------------------------
                                       US OFFICE
                                       PRODUCTS
                                        COMPANY                       NON-
                                        (PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                       COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                       ---------   ------------   ------------   -------------   ------------
Cash flows from operating
  activities.........................  $(44,022)     $(8,203)       $ 2,073                        $(50,152)
Cash flows from investing
  activities.........................      (860)      (4,441)         1,783         $ 1,222          (2,296)
Cash flows from financing
  activities.........................    44,902       12,355          3,154          (1,222)         59,189
Effect of exchange rates on cash and
  cash equivalents...................                                  (693)                           (693)
                                       --------      -------        -------         -------        --------
Net increase (decrease) in cash and
  cash equivalents...................        20         (289)         6,317                           6,048
Cash and cash equivalents at
  beginning of period................     1,120       18,489         20,102                          39,711
                                       --------      -------        -------         -------        --------
Cash and cash equivalents at end of
  period.............................  $  1,140      $18,200        $26,419         $              $ 45,759
                                       ========      =======        =======         =======        ========

                                                      FOR THE THREE MONTHS ENDED JULY 24, 1999
                                       ----------------------------------------------------------------------
                                       US OFFICE
                                       PRODUCTS
                                        COMPANY                       NON-
                                        (PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                       COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                       ---------   ------------   ------------   -------------   ------------
Cash flows from operating
  activities.........................  $(44,908)     $ 23,132       $ 11,264         $             $(10,512)
Cash flows from investing
  activities.........................      (416)      (10,413)        (4,383)                       (15,212)
Cash flows from financing
  activities.........................    14,002        (9,587)       (10,041)                        (5,626)
Effect of exchange rates on cash and
  cash equivalents...................                                   (293)                          (293)
                                       --------      --------       --------         ----          --------
Net increase (decrease) in cash and
  cash equivalents...................   (31,322)        3,132         (3,453)                       (31,643)
Cash and cash equivalents at
  beginning of period................    48,094         9,281         18,727                         76,102
                                       --------      --------       --------         ----          --------
Cash and cash equivalents at end of
  period.............................  $ 16,772      $ 12,413       $ 15,274         $             $ 44,459
                                       ========      ========       ========         ====          ========

    The "US Office Products Company (Parent Company)" column in the foregoing condensed consolidating financial information reflects equity method accounting for the Company's investment in subsidiaries.

                               US OFFICE PRODUCTS

                                 JULY 29, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 7--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
    Consolidating adjustments to the condensed consolidating balance sheets include the following:

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

NOTE 8--NEW ACCOUNTING PRONOUNCEMENTS

    In fiscal 2000, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 had no impact on the results of operations or financial position of the Company.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (fiscal 2002 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. Management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 and SFAS No. 138 will not have a significant effect on the results of operations or financial position of the Company.

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

NOTE 9--COMMITMENTS AND CONTINGENCIES

    During fiscal 1999, individuals purporting to represent various classes of the Company's stockholders filed actions in U.S. District Courts for the Southern District of New York and for the District of Columbia. The actions claim the named defendants, including the Company, made misstatements and

                               US OFFICE PRODUCTS

                                 JULY 29, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 9--COMMITMENTS AND CONTINGENCIES (CONTINUED) failed to disclose material information in connection with the Company's strategic restructuring plan. Two of the actions allege breach of contract under California law in conjunction with the Company's acquisition of MBE. The actions seek declaratory relief, damages and attorney's fees. A consolidated amended complaint was filed by the plaintiffs in all of these actions in fiscal 2000. An additional action making factual allegations similar to those made in the consolidated amended complaint was filed in fiscal 2000, but has not been served on the Company. The Company intends to vigorously contest this action.

    Complaints were also filed in fiscal 1999 by sellers of businesses that the Company acquired in the fall of 1997 and that were spun off in connection with the Company's strategic restructuring plan. The complaints assert violation of Federal and/or state securities and other laws, claims of fraud, misrepresentation, conspiracy, breach of contract, negligence and/or breach of fiduciary duty. The Company believes that these claims may be subject to indemnification, in part, under the terms of the distribution agreement executed in connection with the Company's strategic restructuring plan. The Company intends to vigorously contest these actions.

    The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 10--SUBSEQUENT EVENTS

    As reported in the Company's Annual Report on Form 10-K for the fiscal year ended April 29, 2000, the Company's common stock had been listed on The Nasdaq SmallCap Market pursuant to a temporary exception to the listing maintenance standards for the SmallCap Market. The Company was unable to achieve compliance with the maintenance standards by September 6, 2000, which was the last day on which the exception was made available to the Company. As a result, the Company's common stock was moved to the OTC Bulletin Board effective
September 11, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND," "MAY," "WILL," "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THE FOLLOWING:

    - THE COMPANY'S HIGH LEVEL OF DEBT

    - THE IMPACT OF INCREASES IN INTEREST RATES

    - THE COMPANY'S ABILITY TO GET REASONABLE TERMS FOR BUSINESSES IT WANTS TO SELL

    - THE COMPANY'S ABILITY TO STABILIZE ITS NORTH AMERICAN OPERATIONS

    - THE IMPACT OF DEPARTING EMPLOYEES ON EXISTING BUSINESS

    - THE IMPACT OF CHANGES IN MANAGEMENT

    - THE IMPACT OF CHANGES IN THE EXCHANGE RATES FOR THE NEW ZEALAND AND AUSTRALIAN DOLLARS

    - THE IMPACT OF COMPETITION FROM NATIONAL, REGIONAL AND LOCAL COMPETITORS AND COMPETITIVE PRESSURES FROM CUSTOMERS

    - THE IMPACT OF COMPETITION ON THE INTERNET

    - UNCERTAINTY ATTENDANT TO MANAGING FOREIGN OPERATIONS

    - UNPREDICTABILITY OF MBE REVENUES AND ABILITY TO EXPLOIT A SIGNIFICANT TECHNOLOGY UPGRADE BY MBE

    PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE FISCAL YEAR ENDED APRIL 29, 2000 FOR A DISCUSSION OF THESE AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED BY THESE FORWARD-LOOKING STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

INTRODUCTION

    The following discussion should be read in conjunction with the consolidated financial statements, including the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements for the fiscal year ended April 29, 2000, including the related notes thereto, included in the Company's 2000 Annual Report on Form 10-K, as amended.

OPERATING ORGANIZATION

    At the end of fiscal 2000, the Company made changes to its management and organizational structure, affecting all of its North American businesses. The Company's office supplies (contract stationer) and office furniture (middle-market and contract furniture) businesses operate as US Office Products--North America ("USOP-NA"). The Company's office coffee and vending businesses are operated as "USRefresh." In the following discussion of "--Business Segment Results of Operations," results for both fiscal 2000 and 2001 are discussed based upon the organizational structure adopted at the beginning of fiscal 2001.

    The Company's international operations in New Zealand and Australia are owned and operated through its Blue Star subsidiaries. The Blue Star subsidiaries include operating companies that include business supplies, print and consumer retailing businesses. The Company also owns Mail Boxes Etc. ("MBE"), the world's largest franchisor retail business, communications and postal service centers, and 49% of Dudley Stationery Limited ("Dudley"), a contract stationer in the United Kingdom.

REPORTING OF EBITDA

    Rather than net income and net income per share, management believes that a more meaningful indication of the Company's performance is cash flow from operations and earnings before interest expense, benefit from income taxes, depreciation expense, amortization expense, operating restructuring costs, unrealized foreign currency transaction loss, equity in loss of affiliates, loss on sale or closure of businesses, and other (income) expense ("EBITDA"). EBITDA is provided because it is a measure commonly used by analysts and investors to determine a company's ability to incur and service its debt. EBITDA is not a measurement of performance under GAAP and should not be considered an alternative to net income (loss) as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

OPERATING REVENUES AND EXPENSES

    The Company derives revenues primarily from the sale of a wide variety of office supplies and other office products, office furniture, office coffee services and related products, office furniture, and vending products and services to corporate customers. MBE derives revenues primarily from royalties and marketing fees, franchise fees and the sale of supplies and equipment to MBE locations.

    Cost of revenues represents the purchase price for a wide variety of office supplies and other office products, office furniture, office coffee services and related products, office furniture, and vending products and services and includes occupancy, delivery and certain depreciation costs. Rebates and discounts on inventory reduce these costs when such inventory is sold. MBE's cost of revenues represents primarily franchise operation expenses and the cost of supplies and equipment sold to MBE locations.

    Selling, general and administrative expenses represent product marketing and selling costs, customer service and product design costs, warehouse costs, and other administrative expenses.

FACTORS AFFECTING COMPARABILITY

    Certain factors should be considered in comparing the Company's financial condition and results of operations in fiscal 2001 to those in fiscal 2000.

DIVESTITURES

    In fiscal 2000, the Company completed nine business divestitures, and it used the proceeds of the divestitures primarily to reduce indebtedness. In the first quarter of fiscal 2001, the Company completed two business divestitures. The Company is actively pursuing a strategy to reduce debt by selling certain of its non-core businesses. See "--Liquidity and Capital Resources." The Company expects that this strategy is necessary to ensure that the remaining businesses have sufficient liquidity and financial flexibility. At any given time, the Company may be involved in discussions with one or more parties relating to potential transactions involving certain of its businesses. There can be no assurance that any of these or other negotiations will lead to definitive agreements or, if agreements are reached, that any transactions will be consummated. As dispositions occur, the Company's revenues will decline. If reductions in operating costs relating to the dispositions, reductions in debt service costs resulting from repayment of indebtedness from proceeds of the dispositions, and/or reductions in depreciation and amortization costs related to the dispositions do not offset this decrease in revenue, the Company's EBITDA may also decline.

EFFECTS OF FLUCTUATING EXCHANGE RATES

    Results of operations have been negatively affected in both fiscal 2001 and 2000 by significant declines in the exchange rates for the New Zealand and Australian dollars. Approximately one-third of the Company's revenues are generated by its operations in New Zealand and Australia. Consequently, the Company's results of operations, cash flows, and financial position will continue to be affected by fluctuations in foreign currency exchange rates. The exchange rate for the New Zealand dollar, as compared to the U.S. dollar, declined approximately 11.3% during fiscal 2000 and has declined an additional 14.4% from the start of fiscal 2001 through September 8, 2000. The exchange rate for the Australian dollar, as compared to the U.S. dollar declined approximately 9.9% during fiscal 2000 and has declined an additional 4.9% from the start of fiscal 2001 through September 8, 2000. See "--Liquidity and Capital Resources" And "Quantitative and Qualitative Disclosures about Market Risk--Foreign Currency Exchange Rate Risk." As a result, the U.S. dollar ("USD") value of revenues from operations in New Zealand and Australia have declined. Declines in foreign currency exchange rates also could reduce the USD proceeds to the Company from any sale of non-core assets outside of the United States, if the Company is paid in New Zealand or Australian dollars or if a U.S. buyer values such non-U.S. assets on the basis of their cash flows after translation to USD.

ACCELERATED CHANGE ACTIVITIES

    The results of operations in fiscal 2000 were negatively affected by significant operational disruptions arising from a broad series of operating change initiatives, including an accelerated information system implementation, facility consolidations, and the conversion to a single primary wholesaler
relationship.   These activities caused significant disruption to the Company's business, particularly in its North American office supplies unit, where the change activities were most wide-ranging. In addition to the disruption of normal operating processes, these activities increased expenses, and failed to deliver the anticipated level of savings and margin enhancements within the projected timeframes. These activities resulted in additional selling, general and administrative expense related to outside resources to refine the Company's financial and operating change management strategies. In addition, the accelerated change activities disrupted customer service levels in many locations, contributed to an increase in employee turnover, and distracted resources from sales growth and margin enhancement efforts. As of the beginning of fiscal 2001, the Company discontinued its reliance on these change initiatives and redirected its operational focus toward sales growth, margin enhancement and cost reduction, driven by improvements in operational efficiencies and improved customer service levels. The Company is in the early stages of these strategies, and there is no assurance that it will be successful. In addition, the disruptions experienced during fiscal 2000 have had some residual impact on operations during fiscal 2001.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 29, 2000, COMPARED TO THREE MONTHS ENDED JULY 24, 1999

REVENUES

    Revenues decreased 12.7%, from $625.5 million for the three months ended July 24, 1999, to $545.8 million for the three months ended July 29, 2000. The decrease in revenues was due primarily to the sale of nine businesses during fiscal 2000 (the most significant of which was the sale of 60% of the Blue Star Group's technology division ("Business Solutions")), and the 13.7% and 10.6% declines in the average exchange rates of the New Zealand and Australian dollars, respectively, since the first quarter of fiscal 2000. On a pro forma basis, giving effect to the acquisitions and business closures and divestitures completed after the beginning of fiscal 2000, as if such transactions had been completed as of the beginning of fiscal 2000, and assuming that the average exchange rates for the New Zealand and Australian dollars in the three months ended July 24, 1999 were equal to the average exchange rates for the three months ended July 29, 2000 ("Pro Forma Currency Adjusted"), revenues increased 2.4%. The increase in revenues on a Pro Forma Currently Adjusted basis is due primarily to an increase in sales in the North American office furniture business arising from the uneven timing of contract furniture projects in the three months ended July 24, 1999 versus the three months ended July 29, 2000.

GROSS PROFIT

    Gross profit decreased 17.9%, from $174.8 million for the three months ended July 24, 1999, to $143.5 million for the three months ended July 29, 2000. The decrease in gross profit dollars is due primarily to the divestiture of several high margin businesses and the decline in the exchange rates for the New Zealand and Australian dollars. Gross profit as a percentage of revenues ("gross margin") decreased from 27.9% for the three months ended July 24, 1999, to 26.3% for the three months ended July 29, 2000. The decrease in gross margin, on a consolidated basis, was driven primarily by gross margin declines in the North American office supplies business and at the Blue Star Group. See "--Business Segment Results of Operations."

    The decline in gross margin in the North American office supplies business was as a result of changes in the costs and selling prices of products, as well as increased delivery expenses, arising from the disruptive changes that the business experienced in fiscal 2000, including major system conversions, warehouse consolidations and the change to a single wholesaler arrangement. The gross margin reported in the first quarter of fiscal 2001 reflects an increase from the gross margin reported in the fourth quarter of fiscal 2000. Prior to the first quarter of fiscal 2001, gross margin in the North American office supplies business had declined in each of the last four consecutive quarters. While the Company believes that the quarter-over-quarter increase in gross margin reported in the first quarter of fiscal 2001 reflects the efforts of the management team at USOP-NA to reduce operational disruption and stabilize the business, there can be no assurance that gross margin will increase in future quarters. The office supplies business in North America is highly competitive, and gross margin in the Company's North American office supplies business is affected by many factors, including customer mix, vendor pricing and terms, and the Company's warehousing and distribution practices and strategies.

    The declines in the gross margin in the Blue Star Group businesses resulted primarily from competitive pressures in the office supplies business and the impact of a sluggish economy in New Zealand on the Blue Star Group's print and retail businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased 14.0%, from $158.6 million for the three months ended July 24, 1999, to $136.5 million for the three months ended July 29, 2000. The decrease in selling, general and administrative expenses is primarily due to the divestiture of nine businesses during fiscal 2000 and the decline in the exchange rates for the New Zealand and Australian dollars. On a Pro Forma Currency Adjusted basis, selling, general and administrative expenses increased 1.2%. This increase was primarily due to the incurrence of costs related to information system implementations in the Blue Star Group's retail and office supplies businesses, partially offset by a decrease in selling, general and administrative expenses in USOP-NA as a result of cost reduction activities. As a percentage of revenues, selling, general and administrative expenses decreased from 25.4% for the three months ended
July 24, 1999, to 25.0% for the three months ended July 29, 2000. The decrease in selling, general and administrative expenses as a percentage of revenues is primarily due to the cost reduction activities in USOP-NA.

AMORTIZATION EXPENSE

    Amortization expense increased 97.9% from $6.0 million for the three months ended July 24, 1999 to $11.9 million for the three months ended July 29, 2000. This increase was the result of the Company's decision to revise the amortization period for goodwill associated with all of its businesses, except MBE, from principally 40 years down to 15 years. The change in the amortization period resulted in an increase in amortization expense during the three months ended July 29, 2000 of approximately $6.3 million. See Note 2 of the Notes to the consolidated financial statements included elsewhere in this Quarterly Report.

OPERATING RESTRUCTURING COSTS

    The Company recorded operating restructuring costs of $2.8 and $1.9 million during the three months ended July 29, 2000, and July 24, 1999, respectively, related to the approval and commencement of restructuring plans at a limited number of operating locations. These plans relate primarily to the consolidation of facilities and job functions, which include the costs of exiting such facilities and severance to employees who have been notified that their jobs will be eliminated. The Company is continuing to develop and review additional plans and expects to record additional operating restructuring related costs in the future.

INTEREST EXPENSE

    Interest expense, net of interest income, increased 10.4%, from $26.6 million for the three months ended July 24, 1999, to $29.4 million for the three months ended July 29, 2000. This increase is due primarily to higher interest rates.

UNREALIZED FOREIGN CURRENCY TRANSACTION LOSS

    The Company recorded an unrealized foreign currency transaction loss of $19.7 million during the three months ended July 29, 2000. This loss represents the impact of the devaluation of the New Zealand dollar ("NZD") on intercompany loans to, and the related accrued interest due from, the Blue Star Group. The NZD declined from approximately USD $0.49 at April 29, 2000 to approximately USD $0.46 at July 29, 2000. The Australian dollar remained at USD $0.59 from
April 29, 2000 to July 29, 2000. See "--Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures about Market Risk--Foreign Currency Exchange Rate Risk."

    During the three months ended July 24, 1999, the Company recorded an unrealized foreign currency transaction loss of $13.6 million during the three months ended July 24, 1999. This loss represents the impact of the devaluation of the NZD on intercompany loans to, and the related accrued interest due from, the Blue Star Group. The NZD declined from USD $0.55 at April 24, 1999 to approximately USD $0.53 at July 24, 1999.

EQUITY IN LOSS OF AFFILIATES

    The equity in loss of affiliates represents the Company's proportionate share of the operating results of its investments in Dudley and Business Solutions. The equity in loss of affiliates increased from $1.1 million in the three months ended July 24, 1999 to $2.2 million in the three months ended
July 29, 2000. The increase is due primarily to the continuing operating losses at Dudley arising from continuing higher operating costs related to stocking and distribution problems in Dudley's national distribution facility and the increased cost and negative operating effects of the implementation of an enterprise-wide computer system. These activities also negatively affected customer service levels, which have had a negative impact on sales.

LOSS ON SALE OR CLOSURE OF BUSINESSES

    The Company recorded a $1.7 million loss on the sale of two businesses and the closure of one business during the three months ended July 29, 2000. The Company recorded a $1.0 million loss on the sale of various properties owned by the Blue Star Group during the three months ended July 24, 1999.

OTHER (INCOME) EXPENSE

    The change in other (income) expense from expense of $0.4 million for the three months ended July 24, 1999 to income of $2.6 million for the three months ended July 29, 2000 is due primarily to the $3.6 million gain on the sale of Stamps.com common stock. The Company sold 945,000 shares of Stamps.com common stock in a series of open market transactions for gross proceeds of $6.5 million, of which $4.5 million was received during the three months ended July 29, 2000. Subsequent to July 29, 2000, the Company sold an additional 207,505 shares for gross proceeds of $1.0 million. The Company continues to own 165,468 shares of Stamps.com common stock as of September 8, 2000. See "--Liquidity and Capital Resources--Stockholders' Equity." The gain on the sale of Stamps.com common stock was partially offset by the writedown of the value of an equity investment held by the Blue Star Group of $0.9 million.

INCOME TAXES

    The benefit from income taxes of $12.9 million and $6.9 million for the three months ended July 29, 2000 and July 24, 1999, respectively, represent effective income tax benefit rates of 22.2% and 19.9%, respectively. The effective income tax benefit rates reflect the recording of income tax benefits at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective income tax benefit rates were reduced to reflect non-deductible goodwill amortization expense.

BUSINESS SEGMENT RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 29, 2000, COMPARED TO THREE MONTHS ENDED JULY 24, 1999

    The following compares revenues and EBITDA (as defined in "--Introduction") for each of the Company's reportable business segments. For a definition of each of the reportable business segments, see Note 6 of the notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

    NORTH AMERICAN OFFICE SUPPLIES--Revenues for the three months ended
July 29, 2000 decreased 0.7% on a historical basis versus the three months ended July 24, 1999. EBITDA for the three months ended July 29, 2000 decreased approximately 30.0% on a historical basis versus the three months ended
July 24, 1999. The decrease in EBITDA is due primarily to a 160 basis point decline in gross margins resulting from the residual impact of the disruptive operating changes that were made throughout fiscal 2000, including system conversions, warehouse and customer service center consolidations, and the conversion to a single wholesaler relationship. See "--Introduction." The decline in gross margin was partially offset by lower selling, general and administrative expenses.

    NORTH AMERICAN OFFICE FURNITURE--Revenues for the three months ended
July 29, 2000 increased 4.7% on a historical basis and 11.2% on a pro forma basis versus the three months ended July 24, 1999. The increases in revenues are due primarily to the uneven timing of contract furniture projects in the three months ended July 24, 1999. EBITDA for the three months ended July 29, 2000 increased 13.5% on a historical basis and 31.5% on a pro forma basis versus the three months ended July 24, 1999. The significant increase in EBITDA was driven by the increase in revenues, an increase in gross margin dollars and a decrease in selling, general and administrative expenses as a percentage of revenues.

    NORTH AMERICAN CORPORATE--EBITDA for the three months ended July 29, 2000 increased 33.5% on a historical basis versus the three months ended July 24, 1999. The increase in EBITDA is due primarily to headcount reductions in the North American corporate staff.

    USREFRESH--Revenues for the three months ended July 29, 2000 increased 4.6% on a historical basis and 4.0% on a pro forma basis versus the three months ended July 24, 1999. The increase in revenues is primarily the result of sales growth in the vending businesses due to an increase in the number of sales force personnel. EBITDA for the three months ended July 29, 2000 decreased 19.5% on a historical basis and 21.7% on a pro forma basis versus the three months ended July 24, 1999. The decline in EBITDA is due primarily to an increase in selling, general and administrative expenses arising from the costs associated with the development of a separate corporate management team.

    BLUE STAR GROUP--Revenues for the three months ended July 29, 2000 decreased 30.3% on a historical basis versus the three months ended July 24, 1999 and increased 1.2% on a Pro Forma Currency Adjusted basis. The decrease on a historical basis is due to the sale of 60% of Business Solutions during the third quarter of fiscal 2000 and the significant decline in the exchange rates for the New Zealand and Australian dollars. See "--Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures about Market Risk--Foreign Currency Exchange Rate Risk." EBITDA for the three months ended July 29, 2000 decreased 50.8%, on a historical basis primarily due to the sale of Business Solutions during fiscal 2000. On a Pro Forma Currency Adjusted basis, EBITDA for the three months ended July 29, 2000 declined 29.6% versus the three months ended July 24, 1999, due primarily to declines in gross margins in Blue Star's businesses, with increased competition negatively affecting the office supplies business and the generally sluggish economic conditions in New Zealand negatively affecting the retail and print businesses. In addition, general and administrative expenses increased due to information system implementations in the office supplies and retail businesses.

    MBE--Revenues for the three months ended July 29, 2000 increased 8.6% versus the three months ended July 24, 1999. The increase in revenues is primarily due to growth in royalties, as MBE continues to grow the number of MBE franchised centers open around the world. EBITDA for the three months ended July 29, 2000 increased approximately $1.7 million, or 52.7%, versus the three months ended July 24, 1999. This increase in EBITDA is primarily the result of an increase in gross profit, which is directly related to the increase in revenues, and a decrease in the costs associated with the roll-out of MBE's information technology initiatives, which totaled $2.1 million during the three months ended July 24, 1999 versus $1.0 million during the three months ended July 29, 2000. MBE's information technology initiatives include the roll-out of a national point of sale system and a satellite communication system to its domestic franchisees and the development of a customer data warehouse.

    OTHER--Revenues for the three months ended July 29, 2000 decreased 70.2% on a historical basis and 3.6% on a pro forma basis versus the three months ended July 24, 1999. The decrease in revenues on a historical basis is due to the sale of four non-core businesses in fiscal 2000. On a pro forma basis, the decrease in revenues is due to a decline in sales in the Company's specialty retail business. EBITDA for the three months ended July 29, 2000 decreased approximately $2.8 million on a historical basis and $0.2 million on a pro forma basis versus the three months ended July 24, 1999. On a historical basis, the decrease is primarily the result of the sale of non-core businesses and an increase in general and administrative expenses associated with the Company's e-commerce activities in North America.

LIQUIDITY AND CAPITAL RESOURCES

CASH AND WORKING CAPITAL

    At July 29, 2000, the Company had cash and cash equivalents of approximately $45.8 million and working capital of $154.4 million. Approximately
$26.4 million of the Company's cash on hand was in New Zealand and Australia and is being used to fund the liquidity requirements of the Blue Star businesses. In order to meet its liquidity requirements for its operations, capital expenditures, and debt service obligations for fiscal 2001, the Company must meet its cash flow projections, which includes the retention of approximately $10 million from the sale of assets. If the Company fails to achieve these objectives in a timely manner or is unsuccessful in maintaining customary terms from its trade creditors, it may need to obtain funds in excess of the current availability under the credit facility. (Such events also could cause the Company to fail to remain in compliance with the financial covenants in its credit facility. See "--Long-Term Debt.") The Company is actively exploring alternatives to secure additional sources of funding, if needed. There can be no assurance that the Company will be able to obtain additional funds from its lenders or from other sources, if they are required.

CASH FLOWS

    During the three months ended July 29, 2000, net cash used in operating activities was $50.2 million. This use of cash includes the payment of $38.4 million in interest expense which became payable during the quarter. Net cash used in investing activities for the three months ended July 29, 2000, was $2.3 million, including $10.3 million used for net additions to property and equipment and $1.5 million paid related to an acquisition, offset by $8.2 million in proceeds from sales of businesses and $4.5 million in proceeds from sales of investments. Net borrowings increased by $59.0 million, consisting of $63.2 million of additional borrowings on the Company's revolving credit facility, offset by payments of $4.2 million.

    During the three months ended July 24, 1999, net cash used in operating activities was $10.5 million. This use of cash included the payment of $36.4 million in interest expense which became payable during the quarter. Net cash used in investing activities for the three months ended July 24, 1999, was $15.2 million, including $12.5 million used for net additions to property and equipment and $4.0 million used for investment in affiliates. Net borrowings decreased $5.6 million.

    The $39.7 million increase in net cash used in operating activities--from $10.5 million during the three months ended July 24, 1999 to $50.2 million during the three months ended July 29, 2000--reflects the cumulative impact of changes in cash flow use from a number of operating activities. First, the Company's net loss increased by $12.3 million, after the impact on cash flows of increases in the benefit from income taxes, depreciation and amortization expense, unrealized foreign currency transaction losses, equity in loss of affiliates and loss on sale or closure of businesses and the gain on investments. Second, differences in working capital levels used $15.1 million of cash, representing the impact of the greater increases in accounts receivable ($2.0 million) and inventory ($9.6 million, primarily at the Blue Star Group) during this year's first quarter, and the lesser increase in accounts payable balances ($3.5 million) during this year's first quarter. Third, cash used by prepaid expenses and other current assets increased by $4.1 million, after removing the impact of the increase in the income tax benefit. This was due primarily to the recording of a $1.9 million receivable related to the sale of Stamps.com common stock (representing cash not received by the Company as of the end of this year's first quarter). Fourth, cash used by accrued liabilities increased by $8.2 million, as a result of the timing of interest payments (which came due during this year's first quarter but after the end of last year's first quarter) and the impact of other miscellaneous accrued liabilities.

LONG-TERM DEBT

    In fiscal 2000, the Company and its bank lenders amended the Company's credit facility. The credit facility, as amended, provides for an aggregate principal amount of approximately $1.1 billion, consisting of (i) a seven-year term loan facility totaling $200.0 million, (ii) a seven-year revolving credit facility totaling $150.0 million, (iii) a seven-year multi-draw term loan facility totaling $34.2 million, and (iv) an eight-year term loan facility totaling $675.0 million. Interest rates on such borrowings bear interest, at the Company's option, at the lending bank's base rate plus an applicable margin of up to 2.50%, or a eurodollar rate plus an applicable margin of up to 3.50%. These margins reflect an increase of 0.75% to 1.00% on all loans as a result of the amendment to the credit facility in fiscal 2000. The commitment fee for the revolving credit facility is fixed at 0.5%.

    If the Company does not reduce the aggregate debt outstanding under the credit facility by a total of at least $100.0 million by October 31, 2000 and, cumulatively, $425.0 million by January 31, 2001, the applicable interest rate margins will increase by an additional 0.5%. This additional interest will not become payable until earlier of the date on which the aggregate debt outstanding is reduced by the specified amounts or April 29, 2001 (the first day of the fiscal year ending April 27, 2002). The Company expects to use the proceeds from the sale of certain of its non-core assets to reduce outstanding indebtedness under the credit facility, but there can be no assurance that it will be able to sell assets to generate sufficient proceeds to reduce the indebtedness to the required levels. The Company is permitted to retain up to $25 million of proceeds from the sale of assets in a fiscal year for reinvestment in the Company's business. In fiscal 2001, the Company has retained approximately
$15 million of sale proceeds. The credit facility limits the permitted level of capital expenditures during fiscal 2001, investments and acquisitions the Company can make, and the amount of additional indebtedness and guarantees the Company may incur.

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

    The Company is required to ensure that the effective interest rate paid by the Company on at least 50% of the aggregate amount outstanding under the credit facility and the senior subordinated notes due 2008 (the "2008 Notes") is at a fixed rate of interest. As a result, the Company has entered into interest rate swap arrangements to limit the LIBOR-based interest rate exposure on $500 million of the outstanding balance under the credit facility to rates ranging from 5.7% to 6.0%. The interest rate swap agreements expire over a period ranging from 2001 to 2003. As a result of these swap agreements (and including the fixed-rate 2008 Notes), the Company has fixed the interest rates on $878.6 million (73.6%) of the debt outstanding at July 29, 2000. At the Company's current debt levels, a hypothetical 10% increase in the weighted average interest rate would result in approximately $1.9 million, net of taxes, of additional interest expense on an annual basis.

    At July 29, 2000, the Company had total debt outstanding of $1,193.5 million and had undrawn borrowings of approximately $37.1 million under the revolving credit facility. The Company's ability to draw on the credit facility is subject to its ability to meet certain financial ratios, and it may not be able to draw the full amount if doing so would violate those ratios. The outstanding balance under the revolving credit facility fluctuates daily. The Company's borrowings, net of cash on hand (including the cash on hand in New Zealand and Australia, discussed above in "--Cash and Working Capital"), have generally been at levels consistent with the Company's anticipated cash flow plan. The Company's ability to continue to operate at a level consistent with its plan is dependent primarily upon ongoing cash flow from operations and working capital levels (which are particularly affected by the credit terms extended by suppliers). Market conditions, competition, operating risks, and the impact of the Company's high level of indebtedness on its ability to attract and retain customers and employees can all affect the Company's ability to generate cash flow and successfully manage its working capital.

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

    Among other things, the revisions to the credit facility in fiscal 2000 increased the Company's permissible leverage ratio through the end of fiscal 2001 and reduced the minimum required ratio of operating cash flow to cash interest expense. These changes reflect the reduced level of EBITDA that the Company has reported and are intended to permit the Company to remain in compliance with the financial covenants in the bank agreement during fiscal 2001, assuming the Company's EBITDA in fiscal 2001 is at or near anticipated levels. However, there can be no assurance that the Company will be able to remain in compliance, as various factors could affect the Company's financial results and its reported EBITDA. Among other things, the continued significant decline in the exchange rates of the New Zealand and Australian dollars, which lowers the Company's reported results after translation to U.S. dollars, could adversely affect the Company's ability to maintain compliance with the financial covenants. See "--Foreign Currency" and "Quantitative and Qualitative Disclosures about Market Risk--Foreign Currency Exchange Rate Risk." Should the Company's cash flow from operations be insufficient to maintain compliance with the financial covenants (principally related to the permissible leverage ratio and ratio of operating cash flow to cash interest expense), there would be an event of default under the credit facility. In this event, the Company's lenders would have the right to declare all amounts outstanding under the credit facility to be immediately due and payable. Due to cross-default provisions in the Company's other borrowing agreements, substantially all of the Company's long-term debt, including the 2008 Notes, could also be callable. After fiscal 2001, the Company's financial covenants will revert to the financial covenant levels that existed prior to the fiscal 2000 amendments. These covenants require a substantially lower leverage ratio and an increase in the minimum required ratio of operating cash flow to cash interest expense. Based upon current projections of its operating performance, the Company anticipates that it likely will be required to seek further amendments of the financial covenants under the credit facility applicable to the first quarter of fiscal 2002 and subsequent periods. There can be no assurance that the Company's lenders will agree to additional amendments to the terms of the credit facility.

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

    The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at July 29, 2000, was approximately $1.3 billion.

STOCKHOLDERS' EQUITY

    In fiscal 2000, MBE, as part of a strategic business relationship invested $4.0 million in Stamps.com (for approximately 1.3 million shares of Stamps.com common stock). During the three months ended July 29, 2000, the price of Stamps.com stock declined from a high of $15.63 per share to a low of $4.94 per share. During this period, the Company sold 945,000 shares of Stamps.com common stock, at an average price of $6.83 per share for total proceeds of $6.5 million, of which $4.5 million was received during the three months ended July 29, 2000. As of July 29, 2000, the Company's remaining investment in Stamps.com common stock totaled 372,973 shares. Subsequent to July 29, 2000, the Company sold an additional 207,505 shares, at an average price of $5.02 per share for total proceeds of $1.0 million.

    Since the Company considers its investment in Stamps.com to be an available-for-sale security, the unrealized gain or loss on its investment in Stamps.com is recorded as other comprehensive income, which is a component of stockholders' equity, and any realized gain or loss from the sale of its investment was recognized in the consolidated statement of operations. Therefore, the $3.6 million gain on the sale of Stamps.com common stock is recorded as other (income) expense in the consolidated statement of operations. As of July 29, 2000, the fair market value of MBE's investment in Stamps.com common stock was approximately $1.8 million ($4.94 per share). The decline in the fair market value of MBE's investment in Stamps.com of $12.8 million during the three months ended July 29, 2000 is recorded as other comprehensive loss. As of September 8, 2000, the quoted market price of Stamps.com common stock was $7.00 per share.

FOREIGN CURRENCY

    During the three months ended July 29, 2000, there was a net reduction in stockholders' equity, through a cumulative translation adjustment of approximately $0.4 million, reflecting primarily the impact of the declining currency exchange rate on the Company's investments in its New Zealand subsidiaries. In addition, the devaluation throughout the year has adversely affected the return on the Company's investment in its New Zealand and Australian operations. See "--Introduction." The Company cannot predict whether exchange rates will increase or decline in the future. If exchange rates were to decline further, the Company's return on assets and equity from its New Zealand and Australian operations would be further depressed. Subsequent to July 29, 2000, the New Zealand dollar continued to weaken against the USD. As of September 8, 2000, the New Zealand dollar equaled USD $0.42 (down from USD $0.46 at July 29, 2000).

    The Company does not consider its intercompany loans to Blue Star to be a long-term investment. Accordingly, during the three months ended July 29, 2000 and July 24, 1999, the Company recorded unrealized foreign currency transaction losses of $19.7 million and $13.6 million, respectively related to its intercompany loans with Blue Star as a component of net income.

    As a result of the Company's high level of indebtedness, a portion of the cash flows from the Company's international operations is required to service debt and interest payments. The Company can incur certain costs when accessing cash flows from international operations including such items as New Zealand and Australian withholding and other taxes and foreign currency hedging costs. As of July 29, 2000, the Company had remaining outstanding foreign currency forward contracts with an aggregate notional amount of approximately $3.5 million against the New Zealand dollar.

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

INFLATION

    The Company does not believe that inflation has had a material impact on its results of operations during fiscal 2000 or the first quarter of fiscal 2001.

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

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (fiscal 2002 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. Management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 and SFAS
No. 138 will not have a significant effect on the Company's results of operations or its financial position.

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

INTEREST RATE RISK

    See the disclosure included in the Company's 2000 Annual Report on Form 10-K, as amended. The Company does not believe that the risk it faces related to interest rate risk is materially different than at the date of the 2000 Annual Report.

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

    The U.S. dollar is the functional currency for the Company's consolidated results of operations and financial position. For the Company's subsidiaries in New Zealand, Australia and Canada, the functional currencies are the NZD, AUD and CDN dollar, respectively. The functional currency of the Company's equity investment in the United Kingdom is the Pound sterling. The cumulative translation effects for the subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive loss in stockholders' equity, with the exception of the Company's intercompany loans to, and the related accrued interest due from, the Blue Star Group. The impact of the fluctuation in the NZD and AUD dollars on these intercompany loans is reflected in the recognition of an unrealized foreign currency transaction gain or loss. The effect of a USD $0.01 change in the NZD exchange rate would result in the recording of an unrealized foreign currency transaction gain or loss of approximately $7.0 million. In addition, as of July 29, 2000, the stockholders' equity of the Blue Star Group totaled $102.2 million.

    As of July 29, 2000, Blue Star held foreign currency forward contracts for a notional amount of approximately $3.5 million at a rate of $0.50. These contracts expire September 15, 2001. The potential unrealized loss that would result from a hypothetical 10% change in exchange rates would be approximately $0.3 million.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    See the disclosure included in the Company's 2000 Annual Report on Form 10-K, as amended. The Company does not believe that the status of legal proceedings is materially different than at the date of the 2000 Annual Report. For a summary of legal proceedings, refer to Note 9 of the Notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                                        US OFFICE PRODUCTS COMPANY

         September 12, 2000                             By:  /s/ Warren D. Feldberg
    ----------------------------                             --------------------------------------------
                Date                                         Warren D. Feldberg
                                                             President and Chief Executive Officer

         September 12, 2000                             By:  /s/ Joseph T. Doyle
    ----------------------------                             --------------------------------------------
                Date                                         Joseph T. Doyle
                                                             Chief Financial Officer

                               INDEX TO EXHIBITS

NUMBER                  DESCRIPTION
---------------------   ------------------------------------------------------------
         27             Financial Data Schedule