Form 10-Q
period 2000-10-28
US OFFICE PRODUCTS CO
filed 2000-12-12
CIK 934852

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-25372

                            ------------------------

                          U.S. OFFICE PRODUCTS COMPANY

             (Exact name of registrant as specified in its charter)

             DELAWARE                                  52-1906050
   (State of other jurisdiction           (I.R.S. Employer Identification No.)
 incorporation or organization.)

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of December 8, 2000, there were 37,926,751 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           US OFFICE PRODUCTS COMPANY
                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet..................................      2
            October 28, 2000 (unaudited) and April 29, 2000

          Consolidated Statement of Operations........................      3
            For the three months ended October 28, 2000 (unaudited)
              and October 23, 1999 (unaudited) and the six months
              ended October 28, 2000 (unaudited) and October 23, 1999
              (unaudited)

          Consolidated Statement of Cash Flows........................      4
            For the six months ended October 28, 2000 (unaudited) and
              October 23, 1999 (unaudited)

          Notes to Consolidated Financial Statements..................      5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     23

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................     41

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     42

Item 4.   Submission of Matters to a Vote of Security Holders.........     42

Item 6.   Exhibits and Reports on Form 8-K............................     42

Signatures............................................................     44

Exhibit Index.........................................................     45

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           US OFFICE PRODUCTS COMPANY

                           CONSOLIDATED BALANCE SHEET

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              OCTOBER 28,    APRIL 29,
                                                                  2000          2000
                                                              ------------   ----------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $   34,329    $   39,711
  Accounts receivable, less allowance for doubtful accounts
    of $9,494 and $11,766, respectively.....................      221,304       259,287
  Inventories, net..........................................      115,704       155,206
  Prepaid expenses and other current assets.................      100,022        89,184
                                                               ----------    ----------
      Total current assets..................................      471,359       543,388

Property and equipment, net.................................      179,243       210,903
Intangible assets, net......................................      606,276       791,393
Other assets................................................      119,727       199,982
                                                               ----------    ----------
      Total assets..........................................   $1,376,605    $1,745,666
                                                               ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt...........................................   $  305,818    $   78,956
  Accounts payable..........................................      128,180       156,840
  Accrued compensation......................................       35,909        39,861
  Other accrued liabilities.................................       71,561       100,386
                                                               ----------    ----------
      Total current liabilities.............................      541,468       376,043

Long-term debt..............................................      781,790     1,055,069
Other long-term liabilities and minority interests..........       28,742        28,512
                                                               ----------    ----------
      Total liabilities.....................................    1,352,000     1,459,624
                                                               ----------    ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, 500,000 shares
    authorized, 73,262 and 73,262 shares issued and
    outstanding, respectively...............................
  Common stock, $.001 par value, 500,000,000 shares
    authorized, 37,616,147 and 37,100,642 shares issued,
    37,457,107 and 36,941,602 shares outstanding, 159,040
    and 159,040 shares held in treasury, respectively.......           37            37
  Additional paid-in capital................................      728,607       728,443
  Accumulated other comprehensive loss......................      (75,636)     (120,506)
  Accumulated deficit.......................................     (628,403)     (321,932)
                                                               ----------    ----------
      Total stockholders' equity............................       24,605       286,042
                                                               ----------    ----------
      Total liabilities and stockholders' equity............   $1,376,605    $1,745,666
                                                               ==========    ==========

          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  -------------------------   -------------------------
                                                  OCTOBER 28,   OCTOBER 23,   OCTOBER 28,   OCTOBER 23,
                                                     2000          1999          2000          1999
                                                  -----------   -----------   -----------   -----------
Revenues........................................   $ 533,283      $642,511    $1,079,055    $1,268,014
Cost of revenues................................     397,023       463,381       799,307       914,102
                                                   ---------      --------    ----------    ----------
  Gross profit..................................     136,260       179,130       279,748       353,912

Selling, general and administrative expenses....     132,270       160,787       268,753       319,396
Amortization expense............................      13,011         6,252        24,867        12,242
Impaired asset write-offs.......................      30,245                      30,245
Operating restructuring costs...................       2,349         5,188         5,143         7,097
                                                   ---------      --------    ----------    ----------
  Operating income (loss).......................     (41,615)        6,903       (49,260)       15,177

Interest expense................................      29,391        27,873        59,176        55,590
Interest income.................................        (592)         (455)         (962)       (1,525)
Unrealized foreign currency transaction loss....      45,074        12,198        64,742        25,754
Equity in (income) loss of affiliates...........        (852)          964         1,316         1,991
Loss on sale or closure of businesses...........     143,290         3,066       145,846         4,020
Other (income) expense..........................         (92)          129        (3,576)          598
                                                   ---------      --------    ----------    ----------
Loss before provision for (benefit from) income
  taxes.........................................    (257,834)      (36,872)     (315,802)      (71,251)
Provision for (benefit from) income taxes.......       3,522        (9,449)       (9,331)      (16,301)
                                                   ---------      --------    ----------    ----------
Net loss........................................   $(261,356)     $(27,423)   $ (306,471)   $  (54,950)
                                                   =========      ========    ==========    ==========
Basic and diluted per share amounts:
  Net loss......................................   $   (6.98)     $  (0.75)   $    (8.22)   $    (1.49)
                                                   =========      ========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                              -------------------------
                                                              OCTOBER 28,   OCTOBER 23,
                                                                 2000          1999
                                                              -----------   -----------
Cash flows from operating activities:
  Net loss..................................................   $(306,471)     $(54,950)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      45,706        33,793
    Loss on sale or closure of businesses...................     145,846         4,020
    Unrealized foreign currency transaction loss............      64,742        25,754
    Impaired asset write-offs...............................      30,245
    Gain on investments.....................................      (3,999)
    Equity in loss of affiliates............................       1,316         1,991
    Changes in assets and liabilities (net of changes in
      assets and liabilities related to business
      combinations):
      Accounts receivable, net..............................      (6,644)      (39,973)
      Inventories, net......................................     (13,479)       (5,126)
      Prepaid expenses and other current assets.............      (7,007)      (15,018)
      Accounts payable......................................      (1,880)       30,492
      Accrued liabilities...................................      (5,596)       (3,228)
                                                               ---------      --------
        Net cash used in operating activities...............     (57,221)      (22,245)
                                                               ---------      --------
Cash flows from investing activities:
  Proceeds from sale of businesses..........................     117,680        13,590
  Additions to property and equipment, net of disposals.....     (18,700)      (35,632)
  Proceeds from sale of investments.........................       7,496
  Cash paid in acquisition, net of cash received............      (2,050)       (9,329)
  Investments in affiliates.................................      (1,000)       (4,000)
  Other.....................................................      (2,604)        1,313
                                                               ---------      --------
        Net cash provided by (used in) investing
          activities........................................     100,822       (34,058)
                                                               ---------      --------
Cash flows from financing activities:
  Proceeds from short-term debt, net........................      27,181        11,039
  Payments of long-term debt................................     (73,209)       (2,140)
  Proceeds from issuance of long-term debt..................                       520
  Proceeds from issuance of common stock....................         164           460
                                                               ---------      --------
        Net cash provided by (used in) financing
          activities........................................     (45,864)        9,879
                                                               ---------      --------
  Effect of exchange rates on cash and cash equivalents.....      (3,119)         (382)
                                                               ---------      --------
  Net decrease in cash and cash equivalents.................      (5,382)      (46,806)
  Cash and cash equivalents, beginning of period............      39,711        76,102
                                                               ---------      --------
  Cash and cash equivalents, end of period..................   $  34,329      $ 29,296
                                                               =========      ========
Supplemental disclosures of cash flow information:
  Cash paid for income taxes................................   $   1,368      $  2,952
  Cash paid for interest....................................   $  61,241      $ 52,817

          See accompanying notes to consolidated financial statements.

                               US OFFICE PRODUCTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 28, 2000

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

NOTE 2--LIQUIDITY

    During September 2000, the Company further amended its credit facility to provide the Company with additional liquidity. As a result of the amendment, the Company is also required to reduce the amounts outstanding under its term loans through the sale of $50,000 of additional assets before December 8, 2000 (see "Note 12 -- Subsequent Events") and $150,000 of additional assets before
January 29, 2001. Should the Company fail to reduce the term loans by such amounts, it would be in violation of its financial covenants under the credit facility. If not waived, this violation could trigger acceleration of all amounts outstanding.

    As a result of the Company's obligation to reduce its outstanding balance under the term loans by $200,000 before January 29, 2001, the Company has reclassified $200,000 of debt from long-term debt to short-term debt. Also, in order to meet this requirement of the amended credit facility, the Company is pursuing the sale of certain of its assets and businesses. Given the need to sell assets on an expedited basis, it is possible that the Company may not be able to realize the carrying value of such assets in a sale transaction.

NOTE 3--CHANGES IN ESTIMATES

    During the first quarter of fiscal 2001, the Company revised the amortization period for goodwill associated with all of its businesses, except MBE, from principally 40 years down to 15 years. The change in the amortization period resulted in an increase in amortization expense during the six month period ended October 28, 2000 of approximately $15,021. The additional amortization expense increased net loss by $15,021, or $0.40 loss per share, for the six months ended October 28, 2000.

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 3--CHANGES IN ESTIMATES (CONTINUED)
    During the second quarter of fiscal 2001, the Company established valuation allowances against deferred tax assets of approximately $17,372 related to foreign net operating losses generated by the Blue Star Group's Australian operations and the Company's domestic state net operating losses as it is more likely than not these items will expire before the Company is able to realize their benefits.

NOTE 4--IMPAIRED ASSET WRITE-OFFS

    During the three months ended October 28, 2000, the Company evaluated the recoverability of its equity interest in Dudley due to continuing negative operating results at that business. The Company determined that the carrying value of the investment exceeded the Company's proportionate share of Dudley's future undiscounted cash flow projections. As a result, the Company recorded an impairment loss of $27,863, which reduced the Company's investment by the amount equal to the excess of the carrying value of the investment over the Company's proportionate share of Dudley's future undiscounted cash flows. The Company's investment in Dudley is included in other assets on the consolidated balance sheet.

    In addition, during the three months ended October 28, 2000, the Company made the decision to close one of its furniture businesses. As a result of this decision, future undiscounted cash flow projections were less than the carrying value of the related unamortized goodwill, thus indicating impairment. Therefore, the Company recorded an impairment loss of $2,382, representing the carrying value of the unamortized goodwill.

NOTE 5--STOCKHOLDERS' EQUITY

    Changes in stockholders' equity during the six months ended October 28, 2000, were as follows:

Stockholders' equity balance at April 29, 2000..............  $ 286,042
  Issuance of common stock in conjunction with:
    Employee stock purchase plan............................        164
  Comprehensive loss........................................   (261,601)
                                                              ---------
Stockholder's equity balance at October 28, 2000............  $  24,605
                                                              =========

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 5--STOCKHOLDERS' EQUITY (CONTINUED)
    The components of comprehensive loss are as follows:

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   -------------------------   -------------------------
                                                   OCTOBER 28,   OCTOBER 23,   OCTOBER 28,   OCTOBER 23,
                                                      2000          1999          2000          1999
                                                   -----------   -----------   -----------   -----------
Net loss.........................................   $(261,356)     $(27,423)    $(306,471)     $(54,950)
Other comprehensive income (loss):
  Cumulative translation adjustment:
    Foreign currency translation adjustments.....      (2,945)          111        (3,310)          387
    Reclassification adjustment for sale of
      investment in foreign subsidiary...........      65,260                      65,260
  Unrealized losses on securities:
    Unrealized holding losses arising during the
      period.....................................        (281)                    (13,081)
    Reclassification adjustment for gains
      included in net loss.......................        (413)                     (3,999)
                                                    ---------      --------     ---------      --------
  Total other comprehensive income...............      61,621           111        44,870           387
                                                    ---------      --------     ---------      --------
Comprehensive loss...............................   $(199,735)     $(27,312)    $(261,601)     $(54,563)
                                                    =========      ========     =========      ========

    Foreign currency translation adjustments are recorded as other comprehensive income (loss), a component of stockholders' equity. Translation losses are realized upon the divestiture of foreign subsidiaries and are recognized in the consolidated statement of operations. During the three months ended October 28, 2000, the Company completed the divestiture of the Blue Star Group's New Zealand and Australian office supplies business ("Blue Star Business Supplies") and realized $65,260 in translation losses. These translation losses were reclassified from accumulated other comprehensive loss to the consolidated statement of operations during the three month period ended October 28, 2000 and were recorded as a component of the loss on sale or closure of businesses.

    In fiscal 2000, MBE, as part of a strategic business relationship, invested $4,000 in Stamps.com (for 1,317,973 shares of Stamps.com common stock). The price of Stamps.com stock declined from $16.00 per share at April 29, 2000 to $3.28 per share at October 28, 2000. During the three months ended October 28, 2000, the Company sold 207,505 shares of Stamps.com common stock, at an average price of $5.02 per share for total proceeds of $1,043. In addition, during the three months ended July 29, 2000 the Company sold 945,000 shares of Stamps.com common stock, at an average price of $6.83 per share for total proceeds of $6,453. As of October 28, 2000, the Company's remaining investment in Stamps.com common stock totaled 165,468 shares with a fair market value of approximately $543 ($3.28 per share). Included in the Company's investment in Stamps.com is $5,000 for warrants to purchase 658,986 additional shares of Stamps.com common stock at an exercise price of $6.07 per share. Because the common stock underlying the warrants are not registered securities and MBE cannot freely sell the shares of common stock underlying the warrants until after April 2001, the warrants are carried at a cost of $5,000 and are included in the Company's investment in other assets on the consolidated balance sheet.

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 5--STOCKHOLDERS' EQUITY (CONTINUED)
    Since the Company considers its investment in Stamps.com to be an available-for-sale security, the unrealized loss on the Company's investment in Stamps.com during the six months ended October 28, 2000 was recorded as other comprehensive loss, a component of stockholders' equity, and any realized gain or loss from the sale of its investment was recognized in the consolidated statement of operations. Therefore, the $413 and $3,999 of realized gains on the sale of Stamps.com common stock during the three and six month periods ended October 28, 2000, respectively, were reclassified from accumulated other comprehensive loss and were recorded as other (income) expense in the consolidated statement of operations during the three and six month periods ended October 28, 2000, respectively. The unrealized holding losses that arose during the three and six month periods ended October 28, 2000 from the decline in the fair market value of MBE's investment in Stamps.com totaled $281 and $13,081, respectively.

NOTE 6--EARNINGS PER SHARE

    The following information presents the Company's computations of basic and diluted loss per share for the periods presented in the consolidated statement of operations.

                                                               LOSS          SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
Three months ended October 28, 2000:
  Basic and diluted loss per share........................   $(261,356)       37,457       $(6.98)
                                                                                           ======

Three months ended October 23, 1999:
  Basic and diluted loss per share........................   $ (27,423)       36,800       $(0.75)
                                                                                           ======

Six months ended October 28, 2000:
  Basic and diluted loss per share........................   $(306,471)       37,281       $(8.22)
                                                                                           ======

Six months ended October 23, 1999:
  Basic and diluted loss per share........................   $ (54,950)       36,768       $(1.49)
                                                                                           ======

    As a result of the net loss for the three and six month periods ended October 28, 2000 and October 23, 1999, the basic and diluted loss per share amounts for such periods were calculated using the same number of shares outstanding, since all of the Company's employee stock options, the two series of convertible debt securities outstanding and the convertible preferred stock outstanding during the periods were anti-dilutive.

NOTE 7--BUSINESS DIVESTITURES AND ACQUISITIONS

    The Company completed two business divestitures during the three months ended October 28, 2000 for total proceeds of $109,439. The two business divestitures included the sale of Blue Star Business Supplies and one furniture business. The proceeds from these divestitures were used to reduce the Company's outstanding debt. The Company recorded a $141,906 loss on the sale of Blue Star Business

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 7--BUSINESS DIVESTITURES AND ACQUISITIONS (CONTINUED)
Supplies. The loss included the realization of $65,260 in currency translation losses related to the decline in the New Zealand and Australian dollars since the dates the Blue Star Business Supplies businesses were acquired, a loss on the net assets of Blue Star Business Supplies totaling $57,594, substantially all of which is attributed to goodwill, and a loss of $19,052 on the Company's remaining 40% interest in Blue Star Business Solutions, which was transferred to companies controlled by Eric Watson, the former CEO of the Blue Star Group. In consideration for the Company's interest in this business, Mr. Watson agreed to relinquish potential claims against the Company and agreed to limitations on his contractual rights to participate in any future divestitures by the Blue Star Group.

    In addition, during the three months ended July 29, 2000, the Company completed two business divestitures for total proceeds of $9,782, including $8,241 of cash, and acquired one business for $2,300, including $2,000 of cash, which was accounted for under the purchase method.

    During the six months ended October 23, 1999, the Company acquired one business, which was accounted for under the purchase method for a purchase price of $9,329 and completed five business divestitures for total proceeds of $13,590.

    The following presents the unaudited pro forma results of operations of the Company for the three and six month periods ended October 28, 2000 and October 23, 1999. These results include the Company's consolidated financial statements and the results of the companies acquired in business combinations accounted for under the purchase method, and exclude the results of all business divestitures as if all such purchase acquisitions and business divestitures had been made at the beginning of fiscal 2000. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets and the inclusion of an appropriate income tax provision or benefit on all earnings and losses:

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   -------------------------   -------------------------
                                                   OCTOBER 28,   OCTOBER 23,   OCTOBER 28,   OCTOBER 23,
                                                      2000          1999          2000          1999
                                                   -----------   -----------   -----------   -----------
Revenues.........................................   $ 486,592      $501,400     $ 958,205      $972,114
Net loss.........................................    (132,088)      (28,424)     (175,652)      (42,447)
Basic and diluted loss per share.................       (3.53)        (0.76)        (4.71)        (1.14)

    The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions and business divestitures occurred at the beginning of fiscal 2000 or the results that may occur in the future.

NOTE 8--SEGMENT REPORTING

BUSINESS SEGMENTS

    The Company has six reportable segments, which include:

    - NORTH AMERICAN OFFICE SUPPLIES--a direct-to-business contract stationer that offers items such as desktop accessories, writing instruments, paper products, computer consumables, business machines and catalog furniture;

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 8--SEGMENT REPORTING (CONTINUED)
    - NORTH AMERICAN OFFICE FURNITURE--a group of operating companies that offer middle-market and contract furniture products and related services;

    - NORTH AMERICAN CORPORATE--the corporate costs associated with USOP-NA, including finance, human resources, legal, merchandising, sales and marketing, catalog production, supply chain management, administration, and information technology;

    - USREFRESH--a group of operating companies that offer vending and office coffee services in North America and includes the corporate costs associated with the USRefresh management team;

    - BLUE STAR GROUP--a group of operating companies that include business supplies, print and consumer retailing operations that operate in New Zealand and Australia and includes the corporate costs associated with the Blue Star Group management team. (The business supplies operations were sold in October 2000 and are included in the results of operations of the Blue Star Group through the date of divestiture);

    - MBE--a franchisor of retail business, communication and postal service centers which offers a range of business products and services for personal and business consumers.

    Other consists of US Office Products Parent Company, a specialty retail business, and the Company's equity interests in Dudley and the technology business formerly owned by the Blue Star Group ("Business Solutions,") which was disposed of in October 2000 as part of the sale of Blue Star Business Supplies. During July 2000, the Company shut down its standalone e-commerce business and has integrated certain of the technology and operations of the USOPNET.com business into the North American Office Supplies business. Prior to its closure, the e-commerce business was included in Other. Eliminations consist of the elimination of the Company's investments in subsidiaries.

    At the beginning of fiscal 2001, the Company reorganized the structure of its operations in North America. It combined the North American office supplies and office furniture businesses, as well as a reorganized corporate management group for North American operations into a new business unit, US Office Products-North America. During fiscal 2000, the Company's North American operations had also included USRefresh, the specialty retail business and the Company's USOPNET.com e-commerce business. As a result of the change, and in order to permit a useful discussion of prior year comparative results, the Company has restated the fiscal 2000 business segment results of operations and other significant items to reflect the organizational structure implemented at the start of fiscal 2001.

    Management measures the performance of the business segments based on several factors, including revenues, gross profit, operating income (loss) before impaired asset write-offs and restructuring costs and EBITDA, as defined below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to the Company's audited consolidated

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 8--SEGMENT REPORTING (CONTINUED)
financial statements included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended April 29, 2000.

                                                      THREE MONTHS ENDED OCTOBER 28, 2000
                                -------------------------------------------------------------------------------
                                     US OFFICE PRODUCTS-NORTH AMERICA
                                -------------------------------------------
                                 OFFICE     OFFICE                                         BLUE STAR
                                SUPPLIES   FURNITURE   CORPORATE   SUBTOTAL   USREFRESH      GROUP       MBE
                                --------   ---------   ---------   --------   ----------   ---------   --------
Revenues......................  $256,861   $102,315    $    395    $359,571    $ 31,076    $108,425    $ 22,173
Gross profit..................    63,955     20,126         205      84,286       7,766      28,777      11,459
Depreciation and
  amortization................     6,907      1,556       2,302      10,765       2,291       7,933       2,073
Operating income (loss) before
  impaired asset write-offs
  and restructuring costs.....     7,404      1,263     (11,965)     (3,298)        298      (3,862)      1,992
EBITDA(a).....................    14,311      2,819      (9,663)      7,467       2,589       4,071       4,065
Other significant items:
  Identifiable assets.........   397,213    159,810      97,080     654,103     101,675     234,865     322,038
  Net capital expenditures....        42         66       2,262       2,370       2,622       2,617         706

                                  THREE MONTHS ENDED OCTOBER 28, 2000
                                ----------------------------------------

                                                            CONSOLIDATED
                                  OTHER      ELIMINATIONS      TOTALS
                                ----------   ------------   ------------
Revenues......................  $   12,038                   $  533,283
Gross profit..................       3,972                      136,260
Depreciation and
  amortization................         266                       23,328
Operating income (loss) before
  impaired asset write-offs
  and restructuring costs.....      (4,151)                      (9,021)
EBITDA(a).....................      (3,885)                      14,307
Other significant items:
  Identifiable assets.........   1,032,909    $(968,985)      1,376,605
  Net capital expenditures....         108                        8,423

                                                      THREE MONTHS ENDED OCTOBER 23, 1999
                                -------------------------------------------------------------------------------
                                     US OFFICE PRODUCTS-NORTH AMERICA
                                -------------------------------------------
                                 OFFICE     OFFICE                                         BLUE STAR
                                SUPPLIES   FURNITURE   CORPORATE   SUBTOTAL   USREFRESH      GROUP       MBE
                                --------   ---------   ---------   --------   ----------   ---------   --------
Revenues......................  $266,021   $103,662    $    671    $370,354    $ 27,611    $189,977    $ 20,363
Gross profit..................    70,667     22,203       1,612      94,482       6,256      58,084      11,066
Depreciation and
  amortization................     4,386        968       1,565       6,919       1,786       6,292       1,971
Operating income (loss) before
  restructuring costs.........    14,320      4,387     (11,708)      6,999         178       4,298       1,929
EBITDA(a).....................    18,706      5,355     (10,143)     13,918       1,964      10,590       3,900
Other significant items:
  Identifiable assets.........   452,608    176,255      35,501     664,364      82,784     729,028     316,582
  Net capital expenditures....      (636)       315       9,398       9,077       1,632       9,114         474

                                  THREE MONTHS ENDED OCTOBER 23, 1999
                                ----------------------------------------

                                                            CONSOLIDATED
                                  OTHER      ELIMINATIONS      TOTALS
                                ----------   ------------   ------------
Revenues......................  $   34,206                   $  642,511
Gross profit..................       9,242                      179,130
Depreciation and
  amortization................         560                       17,528
Operating income (loss) before
  restructuring costs.........      (1,313)                      12,091
EBITDA(a).....................        (753)                      29,619
Other significant items:
  Identifiable assets.........   1,155,855    $(959,014)      1,989,599
  Net capital expenditures....       1,534                       21,831

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 8--SEGMENT REPORTING (CONTINUED)

                                                       SIX MONTHS ENDED OCTOBER 28, 2000
                                -------------------------------------------------------------------------------
                                     US OFFICE PRODUCTS-NORTH AMERICA
                                -------------------------------------------
                                 OFFICE     OFFICE                                         BLUE STAR
                                SUPPLIES   FURNITURE   CORPORATE   SUBTOTAL   USREFRESH      GROUP       MBE
                                --------   ---------   ---------   --------   ----------   ---------   --------
Revenues......................  $504,471   $201,507    $  1,023    $707,001    $ 59,208    $248,869    $ 41,564
Gross profit..................   127,668     41,470          53     169,191      14,937      66,616      21,756
Depreciation and
  amortization................    12,498      3,382       4,380      20,260       4,503      16,211       4,133
Operating income (loss) before
  impaired asset write-offs
  and restructuring costs.....    15,033      3,605     (23,481)     (4,843)        542      (5,824)      4,893
EBITDA(a).....................    27,531      6,987     (19,101)     15,417       5,045      10,387       9,026
Other significant items:
  Identifiable assets.........   397,213    159,810      97,080     654,103     101,675     234,865     322,038
  Net capital expenditures....       210        289       6,049       6,548       5,668       5,464         908

                                   SIX MONTHS ENDED OCTOBER 28, 2000
                                ----------------------------------------

                                                            CONSOLIDATED
                                  OTHER      ELIMINATIONS      TOTALS
                                ----------   ------------   ------------
Revenues......................  $   22,413                   $1,079,055
Gross profit..................       7,248                      279,748
Depreciation and
  amortization................         599                       45,706
Operating income (loss) before
  impaired asset write-offs
  and restructuring costs.....      (8,640)                     (13,872)
EBITDA(a).....................      (8,041)                      31,834
Other significant items:
  Identifiable assets.........   1,032,909    $(968,985)      1,376,605
  Net capital expenditures....         112                       18,700

                                                       SIX MONTHS ENDED OCTOBER 23, 1999
                                -------------------------------------------------------------------------------
                                     US OFFICE PRODUCTS-NORTH AMERICA
                                -------------------------------------------
                                 OFFICE     OFFICE                                         BLUE STAR
                                SUPPLIES   FURNITURE   CORPORATE   SUBTOTAL   USREFRESH      GROUP       MBE
                                --------   ---------   ---------   --------   ----------   ---------   --------
Revenues......................  $515,259   $198,380    $  1,163    $714,802    $ 54,502    $391,488    $ 38,226
Gross profit..................   138,362     42,707       1,882     182,951      13,254     119,721      20,508
Depreciation and
  amortization................     7,910      2,606       2,286      12,802       3,150      12,778       3,926
Operating loss before
  restructuring costs.........    26,984      6,103     (23,297)      9,790       1,866      10,648       3,224
EBITDA(a).....................    34,894      8,709     (21,011)     22,592       5,016      23,426       7,150
Other significant items:
  Identifiable assets.........   452,608    176,255      35,501     664,364      82,784     729,028     316,582
  Net capital expenditures....        58        640      14,394      15,092       2,916      14,605         683

                                   SIX MONTHS ENDED OCTOBER 23, 1999
                                ----------------------------------------

                                                            CONSOLIDATED
                                  OTHER      ELIMINATIONS      TOTALS
                                ----------   ------------   ------------
Revenues......................  $   68,996                   $1,268,014
Gross profit..................      17,478                      353,912
Depreciation and
  amortization................       1,137                       33,793
Operating loss before
  restructuring costs.........      (3,254)                      22,274
EBITDA(a).....................      (2,117)                      56,067
Other significant items:
  Identifiable assets.........   1,155,855    $(959,014)      1,989,599
  Net capital expenditures....       2,336                       35,632

----------------------------------

(a) EBITDA represents earnings before interest expense, interest income, provision for (benefit from) income taxes, depreciation expense, amortization expense, impaired asset write-offs, operating restructuring costs, unrealized foreign currency transaction loss, equity in (income) loss of affiliates, loss on sale or closure of businesses and other (income) expense. EBITDA is not a measurement of performance under generally accepted accounting principles and should not be considered an alternative to net income (loss) as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 8--SEGMENT REPORTING (CONTINUED)
GEOGRAPHIC SEGMENTS

    The following table sets forth information as to the Company's operations in its different geographic segments:

                                                                        NEW ZEALAND
                                                             NORTH          AND
                                                            AMERICA      AUSTRALIA      TOTAL
                                                           ----------   -----------   ----------
THREE MONTHS ENDED OCTOBER 28, 2000:
Revenues.................................................  $  424,858    $108,425     $  533,283
Operating loss before impaired asset write-offs and
  restructuring costs....................................      (5,159)     (3,862)        (9,021)
Identifiable assets of continuing operations at
  period-end.............................................   1,209,512     167,093      1,376,605

THREE MONTHS ENDED OCTOBER 23, 1999:
Revenues.................................................  $  452,534    $189,977     $  642,511
Operating income before restructuring costs..............       7,793       4,298         12,091
Identifiable assets of continuing operations at
  period-end.............................................   1,260,571     729,028      1,989,599

SIX MONTHS ENDED OCTOBER 28, 2000:
Revenues.................................................     830,186     248,869     $1,079,055
Operating loss before impaired asset write-offs and
  restructuring costs....................................      (8,048)     (5,824)       (13,872)
Identifiable assets of continuing operations at
  period-end.............................................   1,209,512     167,093      1,376,605

SIX MONTHS ENDED OCTOBER 23, 1999:
Revenues.................................................  $  876,526    $391,488     $1,268,014
Operating income before restructuring costs..............      11,626      10,648         22,274
Identifiable assets of continuing operations at
  period-end.............................................   1,260,571     729,028      1,989,599

NOTE 9--CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 9--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
BALANCE SHEETS

                                                                            OCTOBER 28, 2000
                                           ----------------------------------------------------------------------------------
                                               US OFFICE
                                           PRODUCTS COMPANY     GUARANTOR     NON-GUARANTOR    CONSOLIDATING     CONSOLIDATED
                                           (PARENT COMPANY)    SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                           -----------------   ------------   --------------   -------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents..............     $    1,261        $   15,741      $  17,327                         $   34,329
  Accounts receivable, less allowance for
    doubtful accounts....................                          199,486         21,818                            221,304
  Inventories, net.......................                           73,909         41,785        $      10(b)        115,704
  Prepaid expenses and other current
    assets...............................         77,476            16,526          6,020                            100,022
                                              ----------        ----------      ---------        ---------        ----------
      Total current assets...............         78,737           305.662         86,950               10           471,359

Property and equipment, net..............          5,480           105,740         68,433             (410)(b)       179,243
Intangible assets, net...................                          518,881         87,395                            606,276
Investment in subsidiaries...............        968,985                                          (968,985)(a)
Other assets.............................         48,759            46,975         23,993                            119,727
                                              ----------        ----------      ---------        ---------        ----------
      Total assets.......................     $1,101,961        $  977,258      $ 266,771        $(969,385)       $1,376,605
                                              ==========        ==========      =========        =========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt........................     $  303,810        $    1,055      $     953                         $  305,818
  Short-term intercompany balances.......        202,590          (202,576)           (14)
  Accounts payable.......................          3,919            96,883         27,378                            128,180
  Accrued compensation...................          7,929            21,298          6,682                             35,909
  Other accrued liabilities..............         20,531             6,344         44,874             (188)(b)        71,561
                                              ----------        ----------      ---------        ---------        ----------
      Total current liabilities..........        538,779           (76,996)        79,873             (188)          541,468

Long-term debt...........................        775,020             4,327          2,443                            781,790
Other long-term liabilities and minority
  interests..............................         24,089             4,710            (57)                            28,742
Long-term intercompany balances..........       (193,355)            4,604        188,751
                                              ----------        ----------      ---------        ---------        ----------
      Total liabilities..................      1,144,533           (63,355)       271,010             (188)        1,352,000
                                              ----------        ----------      ---------        ---------        ----------
Stockholders' equity:
  Preferred stock........................
  Common stock...........................             37                                                                  37
  Additional paid-in capital.............       (384,982)        1,765,722        316,866         (968,999)(a)       728,607
  Accumulated other comprehensive loss...       (109,250)              (16)        33,630                            (75,636)
  Retained earnings (accumulated
    deficit).............................        451,623          (725,093)      (354,735)            (198)(b)      (628,403)
                                              ----------        ----------      ---------        ---------        ----------
      Total stockholders' equity.........        (42,572)        1,040,613         (4,239)        (969,197)           24,605
                                              ----------        ----------      ---------        ---------        ----------
      Total liabilities and stockholders'
        equity...........................     $1,101,961        $  977,258      $ 266,771        $(969,385)       $1,376,605
                                              ==========        ==========      =========        =========        ==========

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 9--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                                             APRIL 29, 2000
                                           ----------------------------------------------------------------------------------
                                               US OFFICE
                                               PRODUCTS
                                                COMPANY         GUARANTOR     NON-GUARANTOR    CONSOLIDATING     CONSOLIDATED
                                           (PARENT COMPANY)    SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS         TOTAL
                                           -----------------   ------------   --------------   -------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents..............     $    1,120        $   18,489      $  20,102                         $   39,711
  Accounts receivable, less allowance for
    doubtful accounts....................                          200,117         59,170                            259,287
  Inventories, net.......................                           70,780         84,476        $     (50)(b)       155,206
  Prepaid expenses and other current
    assets...............................         74,577             3,974         10,633                             89,184
                                              ----------        ----------      ---------        ---------        ----------
      Total current assets...............         75,697           293,360        174,381              (50)          543,388

Property and equipment, net..............          5,391           105,983         99,939             (410)(b)       210,903
Intangible assets, net...................                          538,433        252,960                            791,393
Investment in subsidiaries...............        954,779                                          (954,779)(a)
Other assets.............................        159,926            66,262        (26,206)                           199,982
                                              ----------        ----------      ---------        ---------        ----------
      Total assets.......................     $1,195,793        $1,004,038      $ 501,074        $(955,239)       $1,745,666
                                              ==========        ==========      =========        =========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt........................     $   76,889        $      700      $   1,367                         $   78,956
  Short-term intercompany balances.......        479,845          (480,813)           968
  Accounts payable.......................          6,635           102,643         47,562                            156,840
  Accrued compensation...................          2,799            23,346         13,716                             39,861
  Other accrued liabilities..............         34,510            18,306         47,797        $    (227)(b)       100,386
                                              ----------        ----------      ---------        ---------        ----------
      Total current liabilities..........        600,678          (335,818)       111,410             (227)          376,043

Long-term debt...........................      1,047,664             3,755          3,650                          1,055,069
Other long-term liabilities and minority
  interests..............................         24,089             4,210            213                             28,512
Long-term intercompany balances..........       (872,959)          577,013        295,946
                                              ----------        ----------      ---------        ---------        ----------
      Total liabilities..................        799,472           249,160        411,219             (227)        1,459,624
                                              ----------        ----------      ---------        ---------        ----------
Stockholders' equity:
  Preferred stock........................
  Common stock...........................             37                                                                  37
Additional paid-in capital...............        670,381           714,619        298,222         (954,779)(a)       728,443
Accumulated other comprehensive loss.....        (76,443)           17,063        (61,126)                          (120,506)
Retained earnings (accumulated
  deficit)...............................       (197,654)           23,196       (147,241)            (233)(b)      (321,932)
                                              ----------        ----------      ---------        ---------        ----------
      Total stockholders' equity.........        396,321           754,878         89,855         (955,012)          286,042
                                              ----------        ----------      ---------        ---------        ----------
      Total liabilities and stockholders'
        equity...........................     $1,195,793        $1,004,038      $ 501,074        $(955,239)       $1,745,666
                                              ==========        ==========      =========        =========        ==========

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 9--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
STATEMENTS OF OPERATIONS

                                                   FOR THE THREE MONTHS ENDED OCTOBER 28, 2000
                                     ------------------------------------------------------------------------
                                     US OFFICE
                                     PRODUCTS
                                      COMPANY                       NON-
                                      (PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING     CONSOLIDATED
                                     COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                     ---------   ------------   ------------   -------------     ------------
Revenues...........................  $             $422,751      $ 111,843        $(1,311)(c)      $ 533,283
Cost of revenues...................                 316,403         81,931         (1,311)(c)        397,023
                                     --------      --------      ---------        -------          ---------
  Gross profit.....................                 106,348         29,912                           136,260

Selling, general and administrative
  expenses.........................    12,639        90,708         28,923                           132,270
Amortization expense...............                   8,387          4,624                            13,011
Impaired asset write-offs..........                   2,382         27,863                            30,245
Operating restructuring costs......       137         1,411            801                             2,349
                                     --------      --------      ---------        -------          ---------
  Operating income (loss)..........   (12,776)        3,460        (32,299)                          (41,615)

Interest expense...................    31,022        (5,006)         3,375                            29,391
Interest income....................       (16)         (250)          (326)                             (592)
Unrealized foreign currency
  transaction loss.................    22,117                       22,957                            45,074
Equity in (income) loss of
  affiliates.......................                      (1)          (851)                             (852)
Loss (gain) on sale or closure of
  businesses.......................    14,857           (50)       128,483                           143,290
Other (income) expense.............       (27)         (158)            93                               (92)
                                     --------      --------      ---------        -------          ---------
Income (loss) before provision for
  (benefit from) income taxes......   (80,729)        8,925       (186,030)                         (257,834)
Provision for (benefit from) income
  taxes............................    (5,658)        4,012          5,168                             3,522
                                     --------      --------      ---------        -------          ---------
Net income (loss)..................  $(75,071)     $  4,913      $(191,198)       $                $(261,356)
                                     ========      ========      =========        =======          =========

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 9--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                    FOR THE THREE MONTHS ENDED OCTOBER 23, 1999
                                     -------------------------------------------------------------------------
                                     US OFFICE
                                     PRODUCTS
                                      COMPANY                       NON-
                                      (PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING      CONSOLIDATED
                                     COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS          TOTAL
                                     ---------   ------------   ------------   -------------      ------------
Revenues...........................  $             $457,884       $193,398        $(8,771)(c)       $642,511
Cost of revenues...................    (1,490)      339,437        134,150         (8,716)(c)        463,381
                                     --------      --------       --------        -------           --------
  Gross profit.....................     1,490       118,447         59,248            (55)           179,130

Selling, general and administrative
  expenses.........................    12,977        95,058         52,752                           160,787
Amortization expense...............       278         4,046          1,928                             6,252
Operating restructuring costs......     1,945         2,161          1,082                             5,188
                                     --------      --------       --------        -------           --------
  Operating income (loss)..........   (13,710)       17,182          3,486            (55)             6,903

Interest expense...................    32,679       (14,799)         9,993                            27,873
Interest income....................      (106)         (254)           (95)                             (455)
Unrealized foreign currency
  transaction loss.................                                 12,198                            12,198
Equity in loss of affiliates.......                                    964                               964
Loss (gain) on sale or closure of
  businesses.......................     1,394         1,674             (2)                            3,066
Other (income) expense.............   (41,822)       41,524            330             97 (c)            129
                                     --------      --------       --------        -------           --------
Loss before provision for (benefit
  from) income taxes...............    (5,855)      (10,963)       (19,902)          (152)           (36,872)
Provision for (benefit from) income
  taxes............................       499        (3,814)        (6,112)           (22)(c)         (9,449)
                                     --------      --------       --------        -------           --------
Net income (loss)..................  $ (6,354)     $ (7,149)      $(13,790)       $  (130)          $(27,423)
                                     ========      ========       ========        =======           ========

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 9--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
STATEMENTS OF OPERATIONS

                                                         FOR THE SIX MONTHS ENDED OCTOBER 28, 2000
                                         -------------------------------------------------------------------------
                                         US OFFICE
                                         PRODUCTS
                                          COMPANY                       NON-
                                          (PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING      CONSOLIDATED
                                         COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS          TOTAL
                                         ---------   ------------   ------------   -------------      ------------
Revenues...............................  $             $825,539      $ 255,770        $(2,254)(c)      $1,079,055
Cost of revenues.......................                 614,818        186,840         (2,351)(c)         799,307
                                         ---------     --------      ---------        -------          ----------
  Gross profit.........................                 210,721         68,930             97             279,748

Selling, general and administrative
  expenses.............................     23,841      179,921         64,954             37 (c)         268,753
Amortization expense...................                  15,674          9,193                             24,867
Impaired asset write-offs..............                   2,382         27,863                             30,245
Operating restructuring costs..........        265        3,663          1,215                              5,143
                                         ---------     --------      ---------        -------          ----------
  Operating income (loss)..............    (24,106)       9,081        (34,295)            60             (49,260)

Interest expense.......................     62,108       (9,817)         6,885                             59,176
Interest income........................        (21)        (481)          (460)                              (962)
Unrealized foreign currency transaction
  loss.................................     33,885                      30,857                             64,742
Equity in loss of affiliates...........                      (1)         1,317                              1,316
Loss on sale or closure of
  businesses...........................     14,622        1,801        129,423                (c)         145,846
Other (income) expense.................        (45)      (3,819)           288                             (3,576)
                                         ---------     --------      ---------        -------          ----------
Income (loss) before provision for
  (benefit from) income taxes..........   (134,655)      21,398       (202,605)            60 (c)        (315,802)
Provision for (benefit from) income
  taxes................................    (26,112)      11,866          4,890             25              (9,331)
                                         ---------     --------      ---------        -------          ----------
Net income (loss)......................  $(108,543)    $  9,532      $(207,495)       $    35          $ (306,471)
                                         =========     ========      =========        =======          ==========

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 9--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                          FOR THE SIX MONTHS ENDED OCTOBER 23, 1999
                                          -------------------------------------------------------------------------
                                          US OFFICE
                                          PRODUCTS
                                           COMPANY                       NON-
                                           (PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING      CONSOLIDATED
                                          COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS          TOTAL
                                          ---------   ------------   ------------   -------------      ------------
Revenues................................  $             $886,695       $398,248       $(16,929)(c)      $1,268,014
Cost of revenues........................    (1,490)      656,247        276,206        (16,861)(c)         914,102
                                          --------      --------       --------       --------          ----------
  Gross profit..........................     1,490       230,448        122,042            (68)            353,912

Selling, general and administrative
  expenses..............................    25,179       187,393        106,834            (10)(c)         319,396
Amortization expense....................       278         7,970          3,994                             12,242
Operating restructuring costs...........     2,047         3,494          1,556                              7,097
                                          --------      --------       --------       --------          ----------
  Operating income (loss)...............   (26,014)       31,591          9,658            (58)             15,177

Interest expense........................    64,640       (28,834)        19,784                             55,590
Interest income.........................      (386)         (894)          (245)                            (1,525)
Unrealized foreign currency transaction
  loss..................................                                 25,754                             25,754
Equity in loss of affiliates............                                  1,991                              1,991
Loss on sale or closure of businesses...    (4,413)        6,982          1,451                              4,020
Other (income) expense..................   (40,480)       40,544            437             97 (c)             598
                                          --------      --------       --------       --------          ----------
Income (loss) before provision for
  (benefit from) income taxes...........   (45,375)       13,793        (39,514)          (155)            (71,251)
Provision for (benefit from) income
  taxes.................................   (15,675)        9,263         (9,865)           (24)(c)         (16,301)
                                          --------      --------       --------       --------          ----------
Net income (loss).......................  $(29,700)     $  4,530       $(29,649)      $   (131)         $  (54,950)
                                          ========      ========       ========       ========          ==========

STATEMENTS OF CASH FLOWS

                                                          FOR THE SIX MONTHS ENDED OCTOBER 28, 2000
                                            ----------------------------------------------------------------------
                                            US OFFICE
                                            PRODUCTS
                                             COMPANY                       NON-
                                             (PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                            COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                            ---------   ------------   ------------   -------------   ------------
Cash flows from operating activities......  $(60,209)     $  2,099       $   889         $              $(57,221)
Cash flows from investing activities......   108,528        (7,198)         (508)                        100,822
Cash flows from financing activities......   (48,178)        2,351           (37)                        (45,864)
Effect of exchange rates on cash and cash
  equivalents.............................                                (3,119)                         (3,119)
                                            --------      --------       -------         -------        --------
Net increase (decrease) in cash and cash
  equivalents.............................       141        (2,748)       (2,775)                         (5,382)
Cash and cash equivalents at beginning of
  period..................................     1,120        18,489        20,102                          39,711
                                            --------      --------       -------         -------        --------
Cash and cash equivalents at end of
  period..................................  $  1,261      $ 15,741       $17,327         $              $ 34,329
                                            ========      ========       =======         =======        ========

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 9--CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                           FOR THE SIX MONTHS ENDED OCTOBER 23, 1999
                                             ----------------------------------------------------------------------
                                             US OFFICE
                                             PRODUCTS
                                              COMPANY                       NON-
                                              (PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING   CONSOLIDATED
                                             COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                             ---------   ------------   ------------   -------------   ------------
Cash flows from operating activities.......  $(22,434)     $(13,677)      $ 13,866        $              $(22,245)
Cash flows from investing activities.......     3,565       (19,829)       (17,794)                       (34,058)
Cash flows from financing activities.......   (28,949)       38,993           (165)                         9,879
Effect of exchange rates on cash and cash
  equivalents..............................                                   (382)                          (382)
                                             --------      --------       --------        -------        --------
Net increase (decrease) in cash and cash
  equivalents..............................   (47,818)        5,487         (4,475)                       (46,806)
Cash and cash equivalents at beginning of
  period...................................    48,094         9,281         18,727                         76,102
                                             --------      --------       --------        -------        --------
Cash and cash equivalents at end of
  period...................................  $    276      $ 14,768       $ 14,252        $              $ 29,296
                                             ========      ========       ========        =======        ========

    The "US Office Products Company (Parent Company)" column in the foregoing condensed consolidating financial information reflects equity method accounting for the Company's investments in subsidiaries.

    Consolidating adjustments to the condensed consolidating balance sheets include the following:

    (a) Elimination of investments in subsidiaries.

    (b) Elimination of intercompany profit in inventory and property and equipment.

    Consolidating adjustments to the condensed consolidating statements of operations include the following:

    (c) Elimination of intercompany sales.

NOTE 10--NEW ACCOUNTING PRONOUNCEMENTS

    In fiscal 2000, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 had no impact on the results of operations or financial position of the Company.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (fiscal 2002 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 10--NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
Hedging Activities" as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. Management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 and SFAS No. 138 will not have a significant effect on the results of operations or financial position of the Company.

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

NOTE 11--COMMITMENTS AND CONTINGENCIES

    During fiscal 1999, individuals purporting to represent various classes of the Company's stockholders filed actions in U.S. District Courts for the Southern District of New York and for the District of Columbia. The actions claim the named defendants, including the Company, made misstatements and failed to disclose material information in connection with the Company's strategic restructuring plan, which was completed in June 1998. Two of the actions allege breach of contract under California law in conjunction with the Company's acquisition of MBE in November 1997. The actions seek declaratory relief, damages and attorney's fees. A consolidated amended complaint was filed by the plaintiffs in all of these actions in fiscal 2000. An additional action making factual allegations similar to those made in the consolidated amended complaint was filed in fiscal 2000, but has not been served on the Company. The Company intends to vigorously contest these actions.

    Complaints were also filed in fiscal 1999 and fiscal 2000 by sellers of businesses that the Company acquired in the fall of 1997, some of which were spun off in connection with the Company's strategic restructuring plan. The complaints assert violation of Federal and/or state securities and other laws and include claims of fraud, misrepresentation, conspiracy, breach of contract, negligence and/or breach of fiduciary duty. The Company believes that some of these claims may be subject to indemnification, in part, under the terms of the distribution agreement executed in connection with the Company's 1998 strategic restructuring plan. The Company intends to vigorously contest these actions.

    The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 12--SUBSEQUENT EVENTS

    On November 20, 2000, the Company completed the sale of one of its contract furniture businesses for proceeds of approximately $11,670. In addition, on December 1, 2000, the Company completed the sale of one of its business machine businesses for proceeds of approximately $1,346. The Company will record these transactions in the third quarter of fiscal 2001.

    In November 2000, the Company settled interest rate swap agreements with notional amounts totaling $250,000 for proceeds of $2,309. Subsequent to the settlement of the swap agreements, as of November 30,

                               US OFFICE PRODUCTS

                                OCTOBER 28, 2000

              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

NOTE 12--SUBSEQUENT EVENTS (CONTINUED)
2000, the Company has fixed the interest rates on 57.8% of the debt outstanding. The remaining swaps begin to expire on June 15, 2001.

    On December 7, 2000, the Company and its bank lenders amended the Company's credit facility to extend the date on which the Company is required to reduce its outstanding term loans by $50,000 through the sale of assets from December 8, 2000 to January 8, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND," "MAY," "WILL," "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES--IN ADDITION TO FACTORS IDENTIFIED IN THE DISCUSSION BELOW--INCLUDE THE FOLLOWING:

    - THE COMPANY'S HIGH LEVEL OF DEBT AND ABILITY TO COMPLY WITH THE TERMS OF ITS CREDIT FACILITY

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

INTRODUCTION

    The following discussion should be read in conjunction with the consolidated financial statements, including the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements for the fiscal year ended April 29, 2000, including the related notes thereto, included in the Company's fiscal 2000 Annual Report on Form 10-K, as amended.

OPERATING ORGANIZATION

    At the end of fiscal 2000, the Company made changes to its management and organizational structure, affecting all of its North American businesses. The Company's office supplies (contract stationer) and office furniture (middle-market and contract furniture) businesses operate as US Office Products-North America ("USOP-NA"). The Company's office coffee and vending businesses are operated as "USRefresh." In the following discussion of "--Business Segment Results of Operations," results for both fiscal 2000 and 2001 are discussed based upon the organizational structure adopted at the beginning of fiscal 2001. See Note 8 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

    The Company's international operations in New Zealand and Australia are owned and operated through its Blue Star subsidiaries. The Blue Star subsidiaries include operating companies that include business supplies (which was sold in October 2000), print and consumer retailing businesses. The Company also owns Mail Boxes Etc. ("MBE"), the world's largest franchisor of retail business, communications and postal service centers, and 49% of Dudley Stationery Limited ("Dudley"), a contract stationer in the United Kingdom.

REPORTING OF EBITDA

    Rather than net income and net income per share, management believes that a more meaningful indication of the Company's performance is cash flow from operations and earnings before interest expense, interest income, provision for (benefit from) income taxes, depreciation expense, amortization expense, impaired asset write-offs, operating restructuring costs, unrealized foreign currency transaction loss, equity in (income) loss of affiliates, loss on sale or closure of businesses, and other (income) expense ("EBITDA"). EBITDA is provided because it is a measure commonly used by analysts and investors to determine a company's ability to incur and service its debt. EBITDA is not a measurement of performance under GAAP and should not be considered an alternative to net income (loss) as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

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

    Cost of revenues represents the purchase price for a wide variety of office supplies and other office products, office furniture, office coffee services and related products, and vending products and services and includes occupancy, delivery, installation and certain depreciation costs. Rebates and discounts on inventory reduce these costs when such inventory is sold. MBE's cost of revenues represents primarily franchise operation expenses and the cost of supplies and equipment sold to MBE locations.

    Selling, general and administrative expenses represent product marketing and selling costs, customer service and product design costs, warehouse costs, and other administrative expenses.

FACTORS AFFECTING COMPARABILITY

    The Company's financial condition and results of operations in fiscal 2001 have been negatively impacted by significant non-cash charges, business divestitures, and fluctuating exchange rates. These factors have had a significant impact on the Company and should be considered in comparing the Company's financial condition and results of operations in fiscal 2001 to those in fiscal 2000.

SIGNIFICANT NON-CASH CHARGES

    The Company's loss before provision for (benefit from) income taxes includes the negative impact of approximately $227.3 million and $255.7 million of non-cash charges recorded during the three month and six month periods ended October 28, 2000, respectively. These significant non-cash charges represent approximately 88% and 81% of such losses in these three month and six month periods, respectively. These non-cash charges include the following:

    - Losses on the sale or closure of businesses totaling $143.3 million and $145.8 million during the three and six month periods ended October 28, 2000, respectively. This loss consists primarily of the $141.9 million loss realized on the sale of Blue Star Business Supplies and the Company's remaining investment in Business Solutions;

    - Foreign currency transaction losses of $45.1 million and $64.7 million during the three and six month periods ended October 28, 2000, respectively, due to the declines in the New Zealand and Australian dollar exchange rates (see "--Effects of Fluctuating Exchange Rates");

    - Impaired asset write-offs of $30.2 million during the three and six month periods ended October 28, 2000 on goodwill primarily related to the Company's equity investment in Dudley; and

    - An increase in amortization expense of approximately $8.7 million and $15.0 million during the three and six month periods ended October 28, 2000 as a result of the Company's decision at the beginning of fiscal 2001 to change the amortization period related to the Company's goodwill from principally 40 years down to 15 years.

    For a detailed discussion of these non-cash charges, see "--Consolidated Results of Operations." These non-cash charges have a significant negative impact on the Company's consolidated results for the first six months of fiscal 2001 (and particularly for the three months ended October 28, 2000). Other than the foreign currency transaction loss (which was much smaller during the first six months of the last fiscal year), there were no comparable, significant non-cash charges recorded in the first six months of fiscal 2000. For a discussion of the trends in revenues and EBITDA associated with the Company's business segments, as well as pro forma basis trends where applicable, see "--Business Segment Results of Operations."

DIVESTITURES

    The Company believes that its high level of indebtedness is excessive for the level of operating cash flow being produced by its businesses. Among other things, this situation has caused the Company to require significant changes to the financial covenants contained in its bank credit facility. The Company's current covenant levels are significantly higher than levels typically agreed to by bank lenders, and although the Company's bank lenders generally have supported the Company and its plans, there can be no assurance such support will continue for an extended period. See "--Liquidity and Capital Resources." As a result, the Company is (and has been) actively pursuing a strategy to reduce debt by selling certain of its businesses. In the first six months of fiscal 2001, the Company completed four business divestitures, including the sale of Blue Star Business Supplies, for total proceeds of $117.7 million. Approximately $109.4 million of such proceeds were used to reduce indebtedness. See "--Liquidity and Capital Resources." In fiscal 2000, the Company completed nine business divestitures. Proceeds from the fiscal 2000 divestitures were used primarily to reduce indebtedness.

    How many and which businesses the Company ultimately sells will depend on a wide variety of factors, including the level of interest of prospective buyers, the condition of the capital markets (which affects both the value of a business sold and the ability of a buyer to finance the acquisition), the performance of the Company's retained businesses, and the debt-reduction requirements of the Company's lenders. For a discussion of current requirements for the Company to complete assets sales sufficient to reduce its outstanding bank loans by a total of $200.0 million before the end of January 2001, see "--Liquidity and Capital Resources." The Company has retained Wasserstein Perella & Co. to provide it with advice on potential divestitures and other strategic matters related to its capital structure. In addition, the Company is working with other investment banks in the United States and Australasia regarding potential business divestitures. (For a discussion of the increased costs associated with the outside professionals that the Company has engaged, see "--Business Segment Results of Operations--Other.") At any given time, the Company may be involved in discussions with one or more parties relating to potential transactions involving one or more of its businesses. There can be no assurance that any of these or other negotiations will lead to definitive agreements or, if agreement are reached, that any transaction will be consummated. As dispositions occur, the Company's revenues and EBITDA will decline.

EFFECTS OF FLUCTUATING EXCHANGE RATES

    Results of operations have been negatively affected in both fiscal 2001 and 2000 by significant declines in the exchange rates for the New Zealand and Australian dollars. Approximately one-third of the Company's revenues have historically been generated by its operations in New Zealand and Australia. As a result of the sale of Blue Star Business Supplies in October 2000, in future periods, approximately one-sixth of the Company's revenues are generated by its operations in New Zealand and Australia. Consequently, the Company's results of operations, cash flows, and financial position will continue to be affected by fluctuations in foreign currency exchange rates, but to a lesser extent than in prior periods. The exchange rate for the New Zealand dollar ("NZD"), as compared to the U.S. dollar ("USD"), declined approximately 11.3% (from USD$0.55 to USD$0.49) during fiscal 2000 and declined an additional 17.6% (from USD$0.49 to USD$0.40) from the start of fiscal 2001 through October 28, 2000. The exchange rate for the Australian dollar ("AUD"), as compared to the USD, declined approximately 9.9% (from USD$0.65 to USD$0.59) during fiscal 2000 and has declined an additional 11.4% (from USD$0.59 to USD$0.52) from the start of fiscal 2001 through October 28, 2000. See "--Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures about Market Risk--Foreign Currency Exchange Rate Risk." As a result, the U.S. dollar value of revenues from operations in New Zealand and Australia has declined.

    Declines in foreign currency exchange rates also could reduce the USD proceeds to the Company from any sale of non-core assets outside of the United States, if the Company is paid in New Zealand or Australian dollars or if a buyer values such non-U.S. assets on the basis of their cash flows after translation to USD. From October 28, 2000 through December 8, 2000, the exchange rates for the NZD and AUD have increased by approximately 6.5% (from USD$0.40 to USD$0.43) and 5.0% (from USD$0.52 to USD$0.55), respectively. These currencies have been volatile in recent months, and there can be no assurance as to whether such increases will continue. The currencies could decline or rise further. Any increase in exchange rates from October 28, 2000 will positively affect the Company's results in future periods, particularly during the third fiscal quarter when the New Zealand and Australian operations generally have seasonally higher levels of revenue. (See "--Fluctuations in Quarterly Results of Operations.")

ACCELERATED CHANGE ACTIVITIES

    The results of operations in fiscal 2000 were negatively affected by significant operational disruptions arising from a broad series of operating change initiatives, including an accelerated information system implementation, facility consolidations, and the conversion to a single primary wholesaler relationship. These activities caused significant disruption to the Company's business, particularly in its North American office supplies unit, where the change activities were most wide-ranging. In addition to the disruption of normal operating processes, these activities increased expenses, and failed to deliver the anticipated level of savings and margin enhancements within the projected timeframes. These activities also resulted in additional selling, general and administrative expense related to outside resources to refine the Company's financial and operating change management strategies. The accelerated change activities also disrupted customer service levels in many locations, contributed to an increase in employee turnover, and distracted resources from sales growth and margin enhancement efforts. As of the beginning of fiscal 2001, the Company discontinued its reliance on these change initiatives and redirected its operational focus toward sales growth, margin enhancement and cost reduction, driven by improvements in operational efficiencies and improved customer service levels. While the Company believes that these strategies are producing a more stable operating environment, the Company has not yet recovered from the negative effect of the disruptions experienced during fiscal year 2000. See "--Business Segment Results of Operations." In addition, there can be no assurance that the current operating strategies will prove successful or will yield improved financial results.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 28, 2000, COMPARED TO THREE MONTHS ENDED OCTOBER 23,
  1999

REVENUES

    Revenues decreased 17.0%, from $642.5 million for the three months ended October 23, 1999, to $533.3 million for the three months ended October 28, 2000. The decrease in revenues was due primarily to the sale of ten businesses after the beginning of the second quarter of fiscal 2000 (the most significant of which were the sales of 60% of the Blue Star Group's technology division ("Business Solutions") in December 1999 and Blue Star Business Supplies in October 2000), and 18.5% (from USD$0.52 to USD$0.43) and 13.9% (from USD$0.65 to USD $0.56) declines in the average exchange rates of the New Zealand and Australian dollars, respectively, versus the second quarter of fiscal 2000. On a pro forma basis, giving effect to the acquisitions and business closures and divestitures completed after the beginning of fiscal 2000, as if such transactions had been completed as of the beginning of fiscal 2000, and assuming that the average exchange rates for the New Zealand and Australian dollars in the three months ended October 23, 1999 were equal to the average exchange rates for the three months ended October 28, 2000 ("Pro Forma Currency Adjusted"), revenues declined by 0.3%.

GROSS PROFIT

    Gross profit decreased 23.9%, from $179.1 million for the three months ended October 23, 1999, to $136.3 million for the three months ended October 28, 2000. The decrease in gross profit dollars is due primarily to a decline in revenues resulting from the divestiture of several high margin businesses in fiscal 2000 and the decline in the exchange rates for the New Zealand and Australian dollars. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates." On a Pro Forma Currency Adjusted basis, gross profit decreased 7.3%. Gross profit as a percentage of revenues ("gross margin") decreased from 27.9% for the three months ended October 23, 1999, to 25.6% for the three months ended October 28, 2000. The decrease in gross margin, on a consolidated basis, was driven primarily by the divestiture of several high margin businesses and gross margin declines in USOP-NA and at the Blue Star Group's print and retail businesses. See "--Business Segment Results of Operations" for additional discussion of the gross margin declines in USOP-NA and the Blue Star Group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased 17.7%, from $160.8 million for the three months ended October 23, 1999, to $132.3 million for the three months ended October 28, 2000. The decrease in selling, general and administrative expenses is due primarily to the decline in revenues as a result of business divestitures and the decline in the exchange rates for the New Zealand and Australian dollars. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates." On a Pro Forma Currency Adjusted basis, selling, general and administrative expenses increased 1.8%. As a percentage of revenues, selling, general and administrative expenses decreased from 25.0% for the three months ended October 23, 1999, to 24.8% for the three months ended October 28, 2000. This increase was primarily due to the incurrence of costs related to information system implementations in the Blue Star Group's retail businesses, partially offset by a decrease in selling, general and administrative expenses in USOP-NA as a result of cost reduction activities. See "--Business Segment Results of Operations."

AMORTIZATION EXPENSE

    Amortization expense increased $6.7 million from $6.3 million for the three months ended October 23, 1999 to $13.0 million for the three months ended October 28, 2000. This increase was primarily the result of the Company's decision to revise the amortization period for goodwill associated with all of its businesses, except MBE, from principally 40 years down to 15 years. The increase is partially offset by the impact of the decline in the exchange rates for the New Zealand and Australian dollars and the sale of Blue Star Business Supplies. See Note 3 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

IMPAIRED ASSET WRITE-OFFS

    During the three months ended October 28, 2000, the Company evaluated the recoverability of its equity interest in Dudley due to continuing negative operating results at that business. The Company determined that the carrying value of the investment exceeded the Company's proportionate share of

Dudley's future undiscounted cash flow projections. As a result, the Company recognized an impairment loss of $27.9 million, which reduced the Company's investment by the amount equal to the excess of the carrying value of the investment over the Company's proportionate share of Dudley's future undiscounted cash flows. In addition, the Company made the decision to close one of its furniture businesses. As a result of this decision, future undiscounted cash flow projections were less than the carrying value of the related unamortized goodwill, thus indicating impairment. Therefore, the Company recorded an impairment loss of $2.4 million, representing the carrying value of the unamortized goodwill, during the three months ended October 28, 2000.

OPERATING RESTRUCTURING COSTS

    The Company recorded operating restructuring costs of $2.3 million and $5.2 million during the three months ended October 28, 2000, and October 23, 1999, respectively, related to the approval and commencement of restructuring plans at a limited number of operating locations. These plans relate primarily to the consolidation of facilities and job functions, which include the costs of exiting such facilities and severance to employees who have been notified that their jobs will be eliminated. The Company is continuing to develop and review additional plans and expects to record additional operating restructuring related costs in the future.

INTEREST EXPENSE

    Interest expense, net of interest income, increased 5.0%, from $27.4 million for the three months ended October 23, 1999, to $28.8 million for the three months ended October 28, 2000. This increase is due primarily to higher interest rates under the Company's credit facility. See "--Liquidity and Capital Resources--Long-Term Debt."

UNREALIZED FOREIGN CURRENCY TRANSACTION LOSS

    The Company recorded an unrealized foreign currency transaction loss of $45.1 million during the three months ended October 28, 2000. This loss represents the impact of the devaluation of the NZD and AUD on intercompany loans to, and the related accrued interest due from, the Blue Star Group. The NZD declined from approximately USD $0.46 at July 29, 2000 to approximately USD $0.40 at October 28, 2000. The AUD declined from approximately at USD $0.59 at July 29, 2000 to approximately USD $0.52 at October 28, 2000. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates," "--Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures about Market Risk--Foreign Currency Exchange Rate Risk."

    During the three months ended October 23, 1999, the Company recorded an unrealized foreign currency transaction loss of $12.2 million. This loss was the result of a decline in the NZD from USD $0.53 at July 24, 1999 to approximately USD $0.52 at October 23, 1999. The AUD remained at USD$0.65 from July 24, 1999 to October 23, 1999.

EQUITY IN (INCOME) LOSS OF AFFILIATES

    The equity in (income) loss of affiliates represents the Company's proportionate share of the operating results of its investments in Dudley and Business Solutions. The equity in (income) loss of affiliates changed from a loss of $1.0 million for the three months ended October 23, 1999 to income of $0.9 million in the three months ended October 28, 2000. The increase in income is due primarily to gains at Dudley that resulted from a sale-leaseback transaction involving Dudley's national distribution facility and the sale of Dudley's office automation business, which were partially offset by continued operating losses at Dudley.

LOSS ON SALE OR CLOSURE OF BUSINESSES

    As reported in the Company's Current Report on Form 8-K (filed October 20,
2000), the Company recorded a $141.9 million loss on the sale of Blue Star Business Supplies and its remaining investment in Business Solutions during the three months ended October 28, 2000. The loss on the sale of Blue Star Business Supplies included a loss on the net assets of Blue Star Business Supplies totaling approximately $57.6 million, substantially all of which is attributed to goodwill, and the realization of $65.3 million in currency translation losses related to the declines in the New Zealand and Australian dollars since the dates the Blue Star Business Supplies businesses were acquired. Such amounts were previously recorded as a reduction to stockholders' equity. The remaining $19.0 million reflects the loss that the Company recorded in connection with the transfer of Business Solutions as part of the Blue Star Business Supplies transaction. See Note 7 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, the Company recorded a loss of $1.4 million on the sale of one North American furniture business. The Company recorded a $3.1 million loss on the sale of two businesses in North America during the three months ended
October 23, 1999.

OTHER (INCOME) EXPENSE

    The change in other (income) expense from expense of $0.1 million for the three months ended October 23, 1999 to income of $0.1 million for the three months ended October 28, 2000 is due primarily to the $0.4 million gain on the sale of Stamps.com common stock. During the three months ended October 28, 2000, the Company sold 207,505 shares of Stamps.com common stock in a series of open market transactions for gross proceeds of $1.0 million. See Note 5 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

INCOME TAXES

    The provision for income taxes of $3.5 million for the three months ended October 28, 2000 represents an effective income tax rate of 1.4%. The effective income tax rate reflects the recording of an income tax benefit at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes, offset by the establishment of a valuation allowance against certain of the Company's deferred tax assets. The effective income tax benefit rate was reduced to reflect non-deductible goodwill amortization expense and non-deductible losses on divestitures. The Company established valuation allowances totaling
$17.4 million during the three months ended October 28, 2000 against the foreign net operating losses generated by the Blue Star Group's Australian operations and the Company's domestic state net operating losses as it is more likely than not these items will expire before the Company is able to realize their benefits. See Note 3 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

    The benefit from income taxes of $9.4 million for the three months ended October 23, 1999 represents an effective income tax benefit rate of 25.6%. The effective income tax benefit rate reflects the recording of an income tax benefit at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective income tax benefit rate was reduced to reflect non-deductible goodwill amortization expense.

SIX MONTHS ENDED OCTOBER 28, 2000 COMPARED TO SIX MONTHS ENDED OCTOBER 23, 1999

REVENUES

    Revenues decreased 14.9%, from $1,268.0 million for the six months ended October 23, 1999, to $1,079.1 million for the six months ended October 28, 2000. The decrease in revenues was due primarily to (i) the sale of nine businesses during fiscal 2000 (the most significant of which was the sale of 60% of Business Solutions), (ii) the sale of four businesses since the beginning of fiscal 2001 (the most significant of which was the sale of Blue Star Business Supplies), and (iii) the 16.4% (from USD$0.53 to USD$0.45) and 12.7% (from USD$0.65 to USD$0.57) declines in the average exchange rates of the New Zealand and

Australian dollars, respectively, versus the six months ended October 23, 1999. On a Pro Forma Currency Adjusted Basis, revenues increased 1.2% due primarily to an increase in sales in the North American office furniture business arising from the uneven timing of contract furniture projects and an increase in sales in the Blue Star Group's print business in the six months ended October 28, 2000 versus the six months ended October 23, 1999.

GROSS PROFIT

    Gross profit decreased 21.0%, from $353.9 million for the six months ended October 23, 1999, to $279.7 million for the six months ended October 28, 2000. The decrease in gross profit dollars is due primarily to a decline in revenues resulting from the divestiture of several businesses in fiscal 2000 and 2001 and the decline in the exchange rates for the New Zealand and Australian dollars. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates." On a Pro Forma Currency Adjusted basis, gross profit decreased 4.5%. Pro Forma Currency Adjusted gross margin decreased from 27.3% for the six months ended October 23, 1999, to 25.8% for the six months ended October 28, 2000. The decrease in Pro Forma Currency Adjusted gross margin, on a consolidated basis, was driven primarily by declines in gross margin in USOP-NA and at the Blue Star Group. For additional discussion of the gross margin declines in USOP-NA and the Blue Star Group, see "--Business Segment Results of Operations."

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased 15.9%, from $319.4 million for the six months ended October 23, 1999, to $268.8 million for the six months ended October 28, 2000. The decrease in selling, general and administrative expenses is due primarily to the divestitures during fiscal 2000 and 2001 and the decline in the exchange rates for the New Zealand and Australian dollars. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates." As a percentage of revenues, selling, general and administrative expenses decreased from 25.2% for the six months ended October 23, 1999, to 24.9% for the six months ended October 28, 2000. On a Pro Forma Currency Adjusted basis, selling, general and administrative expenses increased 2.3%. This increase was primarily due to the incurrence of costs related to information system implementations in the Blue Star Group's retail and office supplies businesses, partially offset by a decrease in selling, general and administrative expenses in USOP-NA as a result of cost reduction activities. See "--Business Segment Results of Operations."

AMORTIZATION EXPENSE

    Amortization expense increased $12.7 million from $12.2 million for the six months ended October 23, 1999 to $24.9 million for the six months ended
October 28, 2000. This increase was the result of the Company's decision to revise the amortization period for goodwill associated with all of its businesses, except MBE, from principally 40 years down to 15 years. The change in the amortization period resulted in an increase in amortization expense during the six months ended October 28, 2000 of approximately $15.0 million. The increase was partially offset by the impact of the decline in the exchange rates for the New Zealand and Australian dollars. See Note 3 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

OPERATING RESTRUCTURING COSTS

    The Company recorded operating restructuring costs of $5.1 million and $7.1 million during the six months ended October 28, 2000, and October 23, 1999, respectively, related to the approval and commencement of restructuring plans at a limited number of operating locations. These plans relate primarily to the consolidation of facilities and job functions, which include the costs of exiting such facilities and severance to employees who have been notified that their jobs will be eliminated. The Company is continuing to develop and review additional plans and expects to record additional operating restructuring related costs in the future.

INTEREST EXPENSE

    Interest expense, net of interest income, increased 7.7%, from $54.1 million for the six months ended October 23, 1999, to $58.2 million for the six months ended October 28, 2000. This increase is due primarily to higher interest rates under the Company's credit facility. See "--Liquidity and Capital Resources--Long-Term Debt."

UNREALIZED FOREIGN CURRENCY TRANSACTION LOSS

    The Company recorded an unrealized foreign currency transaction loss of $64.7 million during the six months ended October 28, 2000. This loss represents the impact of the devaluation of the New Zealand and Australian dollars on intercompany loans to, and the related accrued interest due from, the Blue Star Group. The NZD declined from approximately USD $0.49 at April 29, 2000 to approximately USD $0.40 at October 28, 2000. The AUD declined from approximately USD $0.59 at April 29, 2000 to approximately USD $0.52 at October 28, 2000. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates," "--Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures about Market Risk--Foreign Currency Exchange Rate Risk."

    During the six months ended October 23, 1999, the Company recorded an unrealized foreign currency transaction loss of $25.8 million. This loss was the result of a decline in the NZD from USD $0.55 at April 24, 1999 to approximately USD $0.52 at October 23, 1999. The AUD remained at USD$0.65 from April 24, 1999 to October 23, 1999.

EQUITY IN (INCOME) LOSS OF AFFILIATES

    The equity in (income) loss of affiliates represents the Company's proportionate share of the operating results of its investments in Dudley and Business Solutions. The equity in (income) loss of affiliates changed from a loss of $2.0 million for the six months ended October 23, 1999 to a loss of $1.3 million in the six months ended October 28, 2000. The decrease in the loss is due primarily to gains at Dudley during the second quarter of fiscal 2001 that resulted from a sale-leaseback transaction involving Dudley's national distribution facility and the sale of Dudley's office automation business.

LOSS ON SALE OR CLOSURE OF BUSINESSES

    The Company recorded a $145.8 million loss on the sale of four businesses, including Blue Star Business Supplies and the Company's remaining investment in Business Solutions, two North American furniture businesses, and an Australian supply business during the six months ended October 28, 2000. The Company recorded a $4.0 million loss on the sale of four businesses in North America and the disposal of various real estate in New Zealand during the six months ended October 23, 1999. See Note 7 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

OTHER (INCOME) EXPENSE

    The change in other (income) expense from expense of $0.6 million for the six months ended October 23, 1999 to income of $3.6 million for the six months ended October 28, 2000 is due primarily to a $4.0 million gain on the sale of Stamps.com common stock. The Company sold 1,152,500 shares of Stamps.com common stock in a series of open market transactions for gross proceeds of $7.5 million. See Note 5 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

INCOME TAXES

    The benefit for income taxes of $9.3 million for the six months ended October 28, 2000 represents an effective income tax benefit rate of 3.0%. The effective income tax benefit rate reflects the recording of an income tax benefit at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes, offset by the establishment of a valuation allowance against certain of the Company's deferred tax assets in the second quarter of fiscal 2001. The effective income tax benefit rate was reduced to reflect non-deductible goodwill amortization expense and non-deductible losses on divestitures.

    The benefit from income taxes of $16.3 million for the six months ended October 23, 1999 represents an effective income tax benefit rate of 22.9%. The effective income tax benefit rate reflects the recording of an income tax benefit at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective income tax benefit rate was reduced to reflect non-deductible goodwill amortization expense.

BUSINESS SEGMENT RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 28, 2000, COMPARED TO THREE MONTHS ENDED OCTOBER 23,
  1999

    The following compares revenues and EBITDA (as defined in "--Introduction") for each of the Company's reportable business segments. For a definition of each of the reportable business segments, see Note 8 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Comparisons of pro forma and Pro Forma Currency Adjusted amounts are included where such comparisons are helpful to explain periodic variances.

    NORTH AMERICAN OFFICE SUPPLIES--Revenues for the three months ended
October 28, 2000 decreased 3.4% on a historical basis versus the three months ended October 23, 1999. EBITDA for the three months ended October 28, 2000 decreased approximately 23.5% on a historical basis versus the three months ended October 23, 1999. The decrease in EBITDA is due primarily to a 170 basis point decline in gross margins resulting from the residual impact of the disruptive operating changes that were made throughout fiscal 2000 from which the office supplies businesses have not yet recovered. The disruptive operating changes included system conversions, warehouse and customer service center consolidations, and the conversion to a single wholesaler relationship. See "--Introduction--Factors Affecting Comparability--Accelerated Change Activities." Selling, general and administrative expenses for the three months ended October 28, 2000 were $2.3 million lower than during the three months ended October 23, 1999. This is the result of cost reduction activities during the first half of fiscal 2001, which have reduced these expenses significantly from their levels during the second half of fiscal 2000.

    NORTH AMERICAN OFFICE FURNITURE--Revenues for the three months ended
October 28, 2000 decreased 1.3% on a historical basis and increased 1.0% on a pro forma basis versus the three months ended October 23, 1999. The decrease on a historical basis is due to the sale of two furniture businesses since the beginning of fiscal 2001. The increase on a pro forma basis is due primarily to a significant increase in contract furniture revenues, offset in large part by a decline in mid-market furniture sales. EBITDA for the three months ended
October 28, 2000 decreased 47.4% on a historical basis and 48.2% on a pro forma basis versus the three months ended October 23, 1999. The significant decrease in EBITDA is due primarily to a 170 basis point decline in gross margin. The decline in gross margin results from the combined effect of an increase in lower margin contract furniture projects and a decline in higher margin mid-market furniture business. In addition, selling, general and administrative expenses increased, as a percentage of revenues, due primarily to the fixed cost structure within the Company's mid-market furniture businesses, which were incurred against a lower level of revenues (within the mid-market furniture business) versus the three months ended October 23, 1999.

    NORTH AMERICAN CORPORATE--EBITDA for the three months ended October 28, 2000 increased 4.7% on a historical basis versus the three months ended October 23, 1999. The increase in EBITDA is due primarily to headcount reductions in the North American corporate staff.

    USREFRESH--Revenues for the three months ended October 28, 2000 increased 12.5% on a historical basis and 9.4% on a pro forma basis versus the three months ended October 23, 1999. The increase on a historical basis is partially attributed to the acquisition of a vending business in the first quarter of fiscal

2001. The increase in revenues on a pro forma basis is primarily the result of sales growth in the vending businesses due to an increase in the number of sales personnel. EBITDA for the three months ended October 28, 2000 increased 31.9% on a historical basis and 23.6% on a pro forma basis versus the three months ended October 23, 1999. The increase in EBITDA on a pro forma basis is due primarily to the 230 basis point improvement in gross margins, partially offset by an increase in selling, general and administrative expenses arising from the costs associated with the addition of sales personnel and the development of a separate corporate management team.

    BLUE STAR GROUP--Revenues for the three months ended October 28, 2000 decreased 42.9% on a historical basis versus the three months ended October 23, 1999 and increased 4.5% on a Pro Forma Currency Adjusted basis. The decrease on a historical basis is due primarily to the sale of 60% of Business Solutions during the third quarter of fiscal 2000, the sale of the Business Supplies Division during the second quarter of fiscal 2001, and significant declines in the exchange rates for the New Zealand and Australian dollars. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates," "--Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures about Market Risk--Foreign Currency Exchange Rate Risk." On a Pro Forma Currency Adjusted basis, the increase is due primarily to increases in sales in both the print and retail businesses. EBITDA for the three months ended October 28, 2000 decreased 61.6% on a historical basis due primarily to the divestitures of Business Solutions and Blue Star Business Supplies and the declines in the exchange rates for the New Zealand and Australian dollars. On a Pro Forma Currency Adjusted basis, EBITDA for the three months ended October 28, 2000 declined 39.3% versus the three months ended October 23, 1999, due primarily to declines in gross margins in Blue Star's print and retail businesses, arising from the negative impact of sluggish economic conditions in New Zealand. In addition, general and administrative expenses increased in the retail businesses as a result of costs incurred in conjunction with information system implementations.

    MBE--Revenues for the three months ended October 28, 2000 increased 8.9% versus the three months ended October 23, 1999. The increase in revenues is primarily due to growth in royalties, as MBE continues to increase the number of MBE franchised centers open around the world. EBITDA for the three months ended October 28, 2000 increased approximately 4.2%, versus the three months ended October 23, 1999. This increase in EBITDA is primarily the result of the increase in revenues.

    OTHER--Revenues for the three months ended October 28, 2000 decreased 64.8% on a historical basis and 0.7% on a pro forma basis versus the three months ended October 23, 1999. The decrease in revenues on a historical basis is due to the sale of four non-core businesses in fiscal 2000. EBITDA for the three months ended October 28, 2000 decreased approximately $3.1 million on a historical basis and $1.8 million on a pro forma basis versus the three months ended October 23, 1999. On a historical basis, the decrease is primarily the result of the sale of certain of its businesses and an increase in general and administrative expenses associated with outside legal and financial advisors engaged by the Company to assist with its divestitures and other strategic matters. See "--Introduction--Factors Affecting Comparability--Divestitures." In future periods, the Company expects to incur approximately $1.0 million in fees on a monthly basis related to the work of its outside professional advisors.

SIX MONTHS ENDED OCTOBER 28, 2000, COMPARED TO SIX MONTHS ENDED OCTOBER 23, 1999

    NORTH AMERICAN OFFICE SUPPLIES--Revenues for the six months ended
October 28, 2000 decreased 2.1% on a historical basis versus the six months ended October 23, 1999. EBITDA for the six months ended October 28, 2000 decreased approximately 21.1% on a historical basis versus the six months ended October 23, 1999. The decrease in EBITDA is due primarily to a 160 basis point decline in gross margins resulting from the residual impact of the disruptive operating changes that were made throughout fiscal 2000 from which the office supplies businesses have not yet recovered. The disruptive operating changes included system conversions, warehouse and customer service center consolidations, and the conversion to a single wholesaler relationship. See "--Introduction." Selling, general and administrative expenses for the six months ended October 28, 2000 were $3.3 million lower than during the six months ended October 23, 1999. This is the result of cost reduction activities during the first half of fiscal 2001, which have reduced these expenses significantly from their levels during the second half of fiscal 2000.

    NORTH AMERICAN OFFICE FURNITURE--Revenues for the six months ended
October 28, 2000 increased 1.6% on a historical basis and 6.0% on a pro forma basis versus the six months ended October 23, 1999. The increase on a historical basis is partially offset by the impact of the sale of two furniture businesses since the beginning of fiscal 2001. The increases in revenues on a pro forma basis are due primarily to the timing of contract furniture projects, partially offset by a decline in mid-market furniture sales during the six months ended October 28, 2000 versus the six months ended October 23, 1999. EBITDA for the six months ended October 28, 2000 decreased 19.8% on a historical basis and 14.9% on a pro forma basis versus the six months ended October 23, 1999. The decrease in EBITDA was driven by a 90 basis point decline in gross margin. The decline in gross margin results from the combined effect of the increase in contract furniture projects and a decline in higher margin mid-market furniture business. In addition, selling, general and administrative expenses increased, as a percentage of revenues, due primarily to the fixed cost structure within the Company's mid-market furniture businesses, which were incurred against a lower level of revenues (within the mid-market furniture business) versus the six months ended October 23, 1999.

    NORTH AMERICAN CORPORATE--EBITDA for the six months ended October 28, 2000 increased 9.1% on a historical basis versus the six months ended October 23, 1999. The increase in EBITDA is due primarily to headcount reductions in the North American corporate staff.

    USREFRESH--Revenues for the six months ended October 28, 2000 increased 8.6% on a historical basis and 6.7% on a pro forma basis versus the six months ended October 23, 1999. The increase on a historical basis is partially attributed to the acquisition of a vending business in the first quarter of fiscal 2001. The increase in revenues on a pro forma basis is primarily the result of sales growth in the vending businesses due to an increase in the number of sales personnel. EBITDA for the six months ended October 28, 2000 increased 0.6% on a historical basis and decreased 3.7% on a pro forma basis versus the six months ended October 23, 1999. The pro forma decrease in EBITDA is due primarily to an increase in selling, general and administrative expenses arising from the costs associated with the addition of sales personnel and the development of a separate corporate management team. These costs were partially offset by the increase in revenues and a 90 basis point improvement in gross margins.

    BLUE STAR GROUP--Revenues for the six months ended October 28, 2000 decreased 36.4% on a historical basis versus the six months ended October 23, 1999 and increased 2.7% on a Pro Forma Currency Adjusted basis. The decrease on a historical basis is due to the sale of 60% of Business Solutions during the third quarter of fiscal 2000, the sale of the Blue Star Business Supplies during the second quarter of fiscal 2001, and the significant declines in the exchange rates for the New Zealand and Australian dollars. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates," "--Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures about Market Risk--Foreign Currency Exchange Rate Risk." The increase in revenues on a Pro Forma Currency Adjusted basis is due primarily to sales growth in the print businesses. EBITDA for the six months ended October 28, 2000 decreased 55.7% on a historical basis due primarily to the divestitures of Business Solutions and Blue Star Business Supplies and the declines in the exchange rates for the New Zealand and Australian dollars. On a Pro Forma Currency Adjusted basis, EBITDA for the six months ended October 28, 2000 declined 29.5% versus the six months ended October 23, 1999, due primarily to declines in gross margins in Blue Star's print and retail businesses, arising from the negative impact of sluggish economic conditions in New Zealand. In addition, general and administrative expenses in the retail businesses increased as a result of costs incurred in conjunction with information system implementations.

    MBE--Revenues for the six months ended October 28, 2000 increased 8.7% versus the six months ended October 23, 1999. The increase in revenues is primarily due to growth in royalties, as MBE continues to grow the number of MBE franchised centers open around the world. EBITDA for the six months ended October 28, 2000 increased approximately $1.9 million, or 26.2%, versus the six months ended October 23, 1999. This increase in EBITDA is primarily the result of an increase in gross profit, which is directly related to the increase in revenues, and a decrease in the costs associated with the roll-out of MBE's information technology initiatives..

    OTHER--Revenues for the six months ended October 28, 2000 decreased 67.5% on a historical basis and 2.1% on a pro forma basis versus the six months ended October 23, 1999. The decrease in revenues on a historical basis is due to the sale of four non-core businesses in fiscal 2000. On a pro forma basis, the decrease in revenues is due to a decline in sales in the Company's specialty retail business due to the closure of two stores. EBITDA for the six months ended October 28, 2000 decreased approximately $5.9 million on a historical basis and $1.6 million on a pro forma basis versus the six months ended
October 23, 1999. On a historical basis, the decrease is primarily the result of the sale of certain of its businesses and an increase in general and administrative expenses associated with outside legal and financial advisors engaged by the Company to assist with its divestitures and other strategic matters. See "--Introduction--Factors Affecting Comparability--Divestitures."

LIQUIDITY AND CAPITAL RESOURCES

CASH AND WORKING CAPITAL

    At October 28, 2000, the Company had cash and cash equivalents of approximately $34.3 million. Approximately $17.3 million of the Company's cash on hand was in New Zealand and Australia and is being used to fund the liquidity requirements of the Blue Star businesses. In September 2000, the Company amended its credit facility to obtain additional liquidity. As permitted by that amendment, the Company retained approximately $45 million of the proceeds from the October 2000 sale of Blue Star Business Supplies, which it used to reduce the amount outstanding under its revolving credit facility and thereby increase availability under the revolver. See "--Long-Term Debt." Despite this improvement in liquidity and the reductions in debt resulting from the Company's divestiture program, the Company remains highly leveraged and must carefully manage its cash flow to maintain adequate liquidity to operate its businesses.

    As a result of the September 2000 amendment and a subsequent December 2000 amendment to the bank credit facility, the Company is required to reduce the amount of its outstanding term loans through the sale of additional assets by $50 million before January 8, 2001 and by an additional $150 million before January 29, 2001. As a result of these requirements, the Company has reclassified $200 million of long-term debt on its balance sheet to short-term debt. As a result, current liabilities exceed current assets by $70.1 million. See also Note 2 of the Notes to the Company's consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (regarding the impact of divestiture requirements on the recoverability of the carrying value of assets). As of December 8, 2000, the Company had repaid approximately
$15 million of the $50 million required to be repaid by January 8, 2001. See "--Introduction--Factors Affecting Comparability--Divestitures." If the Company's current divestiture strategies do not result in transactions that enable it to pay down an additional $35 million by January 8, 2001 and $150 million more by January 29, 2001, the Company will require further waivers or amendments of its bank credit facility. There can be no assurance that the necessary amount of asset sales will be completed by the deadlines included in the credit facility or that any necessary waivers or amendments will be obtained. Should the Company either fail to meet these debt-reduction covenants or obtain appropriate waivers or amendments, there would be an event of default under the credit facility. For a discussion of the potential consequences of a default, see "--Long-Term Debt."

    In order to meet its liquidity requirements for its operations, capital expenditures, and debt service obligations for fiscal 2001, the Company must meet its cash flow projections. If the Company fails to achieve these objectives in a timely manner or is unsuccessful in maintaining customary terms from its trade creditors, it may need to obtain funds in excess of the current availability under the credit facility. (Such events also could cause the Company to fail to remain in compliance with the financial covenants in its credit facility. See "--Long-Term Debt.") The Company continues to actively explore alternatives to secure additional sources of funding, should they be needed. There can be no assurance that the Company will be able to obtain additional funds from its lenders or from other sources, if they are required.

CASH FLOWS

    During the six months ended October 28, 2000, net cash used in operating activities was $57.2 million. This use of cash includes the payment of $61.2 million in interest expense which became payable during the six months ended October 28, 2000, partially offset by an income tax refund of $22.1 million. Net cash provided by investing activities for the six months ended October 28, 2000, was $100.8 million, including $117.7 million in proceeds from sales of businesses and $7.5 million in proceeds from sales of investments, offset by $18.7 million used for net additions to property and equipment and $2.1 million paid related to an acquisition. Net borrowings decreased by $45.9 million, consisting of payments of $73.2 million, offset by $27.2 million of additional borrowings on the Company's revolving credit facility.

    During the six months ended October 23, 1999, net cash used in operating activities was $22.2 million. This use of cash included the payment of $52.8 million in interest expense which became payable during the period. Net cash used in investing activities for the six months ended October 23, 1999, was $34.1 million, including $35.6 million used for net additions to property and equipment, $9.3 million paid for an acquisition, and $4.0 million used for investment in affiliates, partially offset by proceeds from the sale of businesses and real estate of $13.6 million. Net borrowings increased
$8.9 million during the six months ended October 23, 1999.

LONG-TERM DEBT

    In September 2000, the Company and its bank lenders further amended the Company's credit facility. The credit facility, as amended, provides for an aggregate principal amount of approximately $1.1 billion, consisting of (i) a seven-year term loan facility totaling $200.0 million, (ii) a seven-year revolving credit facility totaling $150.0 million, (iii) a seven-year multi-draw term loan facility totaling $34.2 million, and (iv) an eight-year term loan facility totaling $675.0 million. Interest rates on such borrowings bear interest, at the Company's option, at the lending bank's base rate plus an applicable margin of up to 2.0%, or a eurodollar rate plus an applicable margin of up to 4.0%. These margins reflect increases of 1.25% to 1.50% on all loans as a result of the amendments to the credit facility in fiscal 2001. The commitment fee for the revolving credit facility is fixed at 0.5%.

    The September 2000 amendment provided the Company with additional liquidity by increasing the amount of permitted asset disposition proceeds that the Company was allowed to retain for investment in the business in fiscal 2001 from $25 million to $60 million. As a result of this increase in the amount of permitted asset disposition proceeds that the Company was allowed to retain, the Company applied approximately $45 million of the $109.4 million in proceeds from the sale of Blue Star Business Supplies against the outstanding balance on its revolving credit facility. Prior to the amendment, the Company had retained approximately $15 million of permitted asset disposition proceeds. See "--Cash and Working Capital."

    Also as a result of the September 2000 amendment, the financial covenants in the Company's bank credit facility agreement were amended through the end of April 2001. In addition, the agreement now prohibits the Company and its domestic subsidiaries from allowing its aggregate accounts payable balance to go below $70 million as of the last day of any fiscal month. This minimum will be proportionately decreased if there is a disposition of a domestic subsidiary, product line or business unit.

    At October 28, 2000, the Company had total debt outstanding of $1,087.6 million and had available borrowings of approximately $68.2 million under its revolving credit facility. Under the terms of the credit facility, approximately $16.9 million of this availability is restricted until the outstanding principal amounts of the Company's convertible subordinated notes due 2001 ($12.8 million) and 2003 ($4.1 million) are repaid. The Company's ability to draw on the credit facility is also subject to its ability to meet certain financial ratios, and it may not be able to draw the full amount if doing so would violate those ratios. The outstanding balance under the revolving credit facility fluctuates daily. The Company's borrowings, net of cash on hand (including the cash on hand in New Zealand and Australia, discussed above in "--Cash and Working Capital"), have generally been at levels consistent with the Company's anticipated cash flow plan. The Company's ability to continue to operate at a level consistent with its plan is dependent primarily upon ongoing cash flow from operations and working capital levels (which are particularly affected by the credit terms extended by suppliers). Market conditions, competition, operating risks, and the impact of the Company's high level of indebtedness on its ability to attract and retain customers and employees can all affect the Company's ability to generate cash flow and successfully manage its working capital.

    The credit facility also limits the permitted level of capital expenditures during fiscal 2001, investments and acquisitions the Company can make, and the amount of additional indebtedness and guarantees the Company may incur.

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

    The Company is required to ensure that the effective interest rate paid by the Company on at least 50% of the aggregate amount outstanding under the credit facility and the senior subordinated notes due 2008 (the "2008 Notes") is at a fixed rate of interest. As a result, the Company entered into interest rate swap arrangements to limit the LIBOR-based interest rate exposure on $500 million of the outstanding balance under the credit facility to rates ranging from 5.8% to 6.0%. The interest rate swap agreements expire over a period ranging from 2001 to 2003. As a result of these swap agreements (and including the fixed-rate 2008 Notes), the Company has fixed the interest rates on $865.9 million (79.6%) of the debt outstanding at October 28, 2000. In November 2000, the Company settled interest rate swap agreements with notional amounts totaling $250 million for proceeds of $2.3 million. Subsequent to the settlement of the swap agreements, as of November 30, 2000, the Company has fixed the interest rates on 57.8% of the debt outstanding. The remaining swap agreements begin to expire on June 15, 2001.

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

    Among other things, the revisions to the credit facility in fiscal 2001 increased the Company's permissible leverage ratio and reduced the minimum required ratio of operating cash flow to cash interest expense through the end of the third quarter of fiscal 2001, provided that the Company meets the requirements for reducing outstanding term debt by $50 million as of January 8, 2001 and an additional $150 million as of January 29, 2001. If the Company fails to meet these requirements, the financial covenants would return to levels that are substantially lower than the Company would expect to be able to meet, thereby requiring the Company to seek a further amendment or waiver from its banks. The changes made to the financial covenant levels in the fiscal 2001 amendments reflect the reduced level of EBITDA that the Company has reported and are intended to permit the Company to remain in compliance with the financial covenants in the bank agreement through the third quarter of fiscal 2001, assuming the Company's EBITDA is at or near anticipated levels and assuming the Company is able to achieve the required levels of long-term debt reductions. After the third quarter of fiscal 2001, the Company's financial covenants require a substantially lower leverage ratio and an increase in the minimum required ratio of operating cash flow to cash interest expense. Based upon current projections of its operating performance, the Company anticipates that by the end of its fourth quarter in fiscal 2001 it likely will be required to seek further amendments of the financial covenants under the credit facility applicable to the fourth quarter of fiscal 2001 and subsequent periods. There can be no assurance that the Company's lenders will agree to additional amendments to the terms of the credit facility. There can be no assurance that the Company will be able to remain in compliance, as various factors could affect the Company's financial results and its reported EBITDA.

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

    Should the Company's cash flow from operations be insufficient to maintain compliance with the financial covenants (principally related to the permissible leverage ratio and ratio of operating cash flow to cash interest expense), or should the Company be unable to meet the long term debt reduction targets set by its banks, there would be an event of default under the credit facility. In this event, the Company's lenders would have the right to declare all amounts outstanding under the credit facility to be immediately due and payable. Due to cross-default provisions in the Company's other borrowing agreements, substantially all of the Company's long-term debt, including the 2008 Notes, could also be callable.

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

    The Company's capitalization, defined as the sum of long-term debt and stockholders' equity, at October 28, 2000, was approximately $806.4 million.

FOREIGN CURRENCY

    During the six months ended October 28, 2000, there was a net reduction in stockholders' equity, through a cumulative translation adjustment of approximately $3.3 million, reflecting primarily the impact of the declining currency exchange rate on the Company's investments in its New Zealand subsidiaries. In addition, the devaluation throughout the year has adversely affected the return on the Company's investment in its New Zealand and Australian operations. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates." The Company cannot predict whether exchange rates will increase or decline in the future. If exchange rates were to decline further, the Company's return on assets and equity from its New Zealand and Australian operations would be further depressed. Subsequent to October 28, 2000, the New Zealand dollar strengthened against the USD. As of December 8, 2000, the New Zealand dollar equaled USD $0.43 (an increase from USD $0.40 at October 28, 2000).

    In addition to the impact of the declining currency exchange rate, the Company realized certain translation losses upon the sale of Blue Star Business Supplies. Translation losses are realized upon the divestiture of foreign subsidiaries and are recognized in the consolidated statement of operations. During the three months ended October 28, 2000, the Company completed the divestiture of Blue Star Business Supplies unit and realized $65.3 million in translation losses. These translation losses were reclassified from accumulated other comprehensive loss to the consolidated statement of operations during the three month period ended October 28, 2000 and were recorded as a component of the loss on sale or closure of businesses.

    The Company does not consider its intercompany loans to Blue Star to be a long-term investment. Accordingly, during the six months ended October 28, 2000 and October 23, 1999, the Company recorded unrealized foreign currency transaction losses of $64.7 million and $25.8 million, respectively, related to its intercompany loans with Blue Star as a component of net income. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates."

    As a result of the Company's high level of indebtedness, a portion of the cash flows from the Company's international operations is required to service debt and interest payments. The Company can incur certain costs when accessing cash flows from international operations including such items as New Zealand and Australian withholding and other taxes and foreign currency hedging costs. As of October 28, 2000, the Company had remaining outstanding foreign currency forward contracts with an aggregate notional amount of approximately $3.0 million against the New Zealand dollar.

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

INFLATION

    The Company does not believe that inflation has had a material impact on its results of operations during fiscal 2000 or the first two quarters of fiscal 2001.

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

INTEREST RATE RISK

    See the disclosure included in the Company's 2000 Annual Report on Form 10-K, as amended. At the Company's current debt levels, a hypothetical 10% increase in the weighted average interest rate would result in approximately $1.6 million net of taxes, of additional interest expense on an annual basis.

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

    The U.S. dollar is the functional currency for the Company's consolidated results of operations and financial position. For the Company's subsidiaries in New Zealand, Australia and Canada, the functional currencies are the NZD, AUD and CDN dollar, respectively. The functional currency of the Company's equity investment in the United Kingdom is the Pound sterling. The cumulative translation effects for the subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive loss in stockholders' equity, with the exception of the Company's intercompany loans to, and the related accrued interest due from, the Blue Star Group. The impact of the fluctuation in the NZD and AUD dollars on these intercompany loans is reflected in the recognition of an unrealized foreign currency transaction gain or loss. The effect of a USD $0.01 change in the NZD exchange rate would result in the recording of an unrealized foreign currency transaction gain or loss of approximately $7.0 million. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates." In addition, as of October 28, 2000, the stockholders' equity of the Blue Star Group totaled
$80.5 million.

    As of October 28, 2000, Blue Star held foreign currency forward contracts for a notional amount of approximately $3.0 million at an average rate of $0.49. These contracts expire January 25, 2001. The potential unrealized loss that would result from a hypothetical 10% change in exchange rates would be approximately $0.3 million.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    See the disclosure included in the Company's 2000 Annual Report on Form 10-K, as amended. Since the filing of that Report, a motion by plaintiffs to obtain interlocutory review in one of the cases was denied, and, in November 2000, the District Court in which the matters have been consolidated granted motions to re-open the cases. The Court has set a schedule for briefing a motion to dismiss the consolidated amended complaint in the purported class action and for decisions with respect to motions to dismiss two of the other cases. The Company does not believe that the status of legal proceedings otherwise is materially different than at the date of the 2000 Annual Report. For a summary of legal proceedings, refer to Note 11 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of the Company's stockholders was held on September 15, 2000. All nominees for Director were elected pursuant to the following votes:

                                                          AUTHORITY    BROKER
NOMINEE                                         FOR       WITHHELD    NON-VOTES
-------                                      ----------   ---------   ---------
Charles P. Pieper..........................  32,456,977   1,172,301
Kevin J. Conway............................  32,710,252     919,026
Frank P. Doyle.............................  32,707,781     921,497
Brian D. Finn..............................  32,710,060     919,218
L. Dennis Kozlowski........................  32,711,326     917,952
Milton H. Kuyers...........................  32,709,981     919,297
Allon H. Lefever...........................  32,711,981     917,297
Edward J. Mathias..........................  32,710,981     918,297
Warren D. Feldberg.........................  32,700,359     928,919

    The stockholders ratified the Board of Directors' selection of PricewaterhouseCoopers LLP as the Company's independent accountants to audit the Company's consolidated financial statements for the fiscal year ending
April 28, 2001, pursuant to the following votes:

                                                                       BROKER
FOR                                           AGAINST      ABSTAIN    NON-VOTES
---                                          ----------   ---------   ---------
33,218,668                                      379,566      31,044

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    10.1 Fourth Amendment, dated as of September 29, 2000, to the Credit Agreement, dated as of June 9, 1998, as amended by the First Amendment dated as of August 21, 1998, the Second Amendment dated as of April 15, 1999, and the Third Amendment dated as of April 28, 2000, among U.S. Office Products Company, Blue Star Group Limited, the Lenders thereunder, Bankers Trust Company, as Syndication Agent, Merrill Lynch Capital Corporation, as Documentation Agent, and The Chase Manhattan Bank, as Administrative Agent

    10.2 Fifth Amendment, dated as of December 7, 2000, to the Credit Agreement, dated as of June 9, 1998, as amended by the First Amendment dated as of August 21, 1998, the Second Amendment dated as of April 15, 1999, the Third Amendment dated as of April 28, 2000, and the Fourth Amendment dated as of September 29, 2000, among U.S. Office Products Company, Blue Star Group Limited, the Lenders thereunder, Bankers Trust Company, as Syndication Agent, Merrill

       Lynch Capital Corporation, as Documentation Agent, and The Chase Manhattan Bank, as Administrative Agent

    27  Financial Data Schedule

(b) REPORTS ON FORM 8-K

    During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

    i. Form 8-K dated October 6, 2000 and filed with the Commission on October 20, 2000 reporting information under Items 2 and 5.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       US OFFICE PRODUCTS COMPANY

          December 12, 2000            By:                   /s/ WARREN D. FELDBERG
                Date                        --------------------------------------------------------
                                                               Warren D. Feldberg
                                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

          December 12, 2000            By:                     /s/ JOSEPH T. DOYLE
                Date                        --------------------------------------------------------
                                                                 Joseph T. Doyle
                                                             CHIEF FINANCIAL OFFICER

                               INDEX TO EXHIBITS

NUMBER                  DESCRIPTION
------                  -----------
 10.1                   Fourth Amendment, dated as of September 29, 2000, to the
                        Credit Agreement, dated as of June 9, 1998, as amended by
                        the First Amendment dated as of August 21, 1998, the Second
                        Amendment dated as of April 15, 1999, and the Third
                        Amendment dated as of April 28, 2000, among U.S. Office
                        Products Company, Blue Star Group Limited, the Lenders
                        thereunder, Bankers Trust Company, as Syndication Agent,
                        Merrill Lynch Capital Corporation, as Documentation Agent,
                        and The Chase Manhattan Bank, as Administrative Agent

 10.2                   Fifth Amendment, dated as of December 7, 2000, to the Credit
                        Agreement, dated as of June 9, 1998, as amended by the
                        First Amendment dated as of August 21, 1998, the Second
                        Amendment dated as of April 15, 1999, the Third Amendment
                        dated as of April 28, 2000, and the Fourth Amendment dated as of September 29, 2000, among U.S. Office Products
                        Company, Blue Star Group Limited, the Lenders thereunder,
                        Bankers Trust Company, as Syndication Agent, Merrill Lynch
                        Capital Corporation, as Documentation Agent, and The Chase
                        Manhattan Bank, as Administrative Agent

 27                     Financial Data Schedule