Form 10-Q
period 2001-01-27
US OFFICE PRODUCTS CO
filed 2001-03-19
CIK 934852

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

                FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 2001
                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-25372

                            ------------------------

                          U.S. OFFICE PRODUCTS COMPANY

             (Exact name of registrant as specified in its charter)

                DELAWARE                                     52-1906050
    (State of other jurisdiction of             (I.R.S. Employer Identification No.)
     incorporation or organization)

   1025 THOMAS JEFFERSON STREET, N.W.                          20007
    SUITE 600 EAST WASHINGTON, D.C.                          (Zip Code)
(Address of principal executive offices)

                                 (202) 339-6700
              (Registrant's telephone number, including area code)

                                      N/A
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /X/ No: / /

    As of March 16, 2001, there were 37,782,751 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           US OFFICE PRODUCTS COMPANY
                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I FINANCIAL INFORMATION

Item 1. Financial Statements................................      2

       Consolidated Balance Sheet ..........................      2
         January 27, 2001 (unaudited) and April 29, 2000

       Consolidated Statement of Operations ................      3
         For the three months ended January 27, 2001
       (unaudited) and January 22, 2000 (unaudited) and the
       nine months ended January 27, 2001 (unaudited) and
       January 22, 2000 (unaudited)

       Consolidated Statement of Cash Flows ................      4
         For the nine months ended January 27, 2001
       (unaudited) and January 22, 2000 (unaudited)

       Notes to Consolidated Financial Statements...........      5

Item 2. Management's Discussion and Analysis of Financial        22
        Condition and.......................................
       Results of Operations

Item 3. Quantitative and Qualitative Disclosures about           40
  Market Risk...............................................

PART II OTHER INFORMATION

Item 1. Legal Proceedings...................................     41

Item 3. Defaults Upon Senior Securities.....................     41

Item 6. Exhibits and Reports on Form 8-K....................     41

SIGNATURES..................................................     42

INDEX TO EXHIBITS...........................................     43

                         PART I  FINANCIAL INFORMATION
                           US OFFICE PRODUCTS COMPANY

ITEM 1.   FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JANUARY 27,   APRIL 29,
                                                                 2001          2000
                                                              -----------   ----------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   37,286    $   39,711
  Accounts receivable, less allowance for doubtful accounts
    of $8,047 and $11,766, respectively.....................     171,271       259,287
  Inventories, net..........................................     101,884       155,206
  Prepaid expenses and other current assets.................      67,652        89,184
                                                              ----------    ----------
    Total current assets....................................     378,093       543,388

Property and equipment, net.................................     175,931       210,903
Intangible assets, net......................................     203,729       791,393
Other assets................................................      92,715       199,982
                                                              ----------    ----------
    Total assets............................................  $  850,468    $1,745,666
                                                              ==========    ==========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Short-term debt...........................................  $  414,642    $   78,956
  Accounts payable..........................................     110,043       156,840
  Accrued compensation......................................      21,948        39,861
  Other accrued liabilities.................................      70,715       100,386
                                                              ----------    ----------
    Total current liabilities...............................     617,348       376,043

Long-term debt..............................................     696,229     1,055,069
Other long-term liabilities and minority interests..........      11,627        28,512
                                                              ----------    ----------
    Total liabilities.......................................   1,325,204     1,459,624
                                                              ----------    ----------

Commitments and contingencies

Stockholders' (deficit) equity:
  Preferred stock, $.001 par value, 500,000 shares
    authorized, 73,262 and 73,262 shares issued and
    outstanding, respectively
  Common stock, $.001 par value, 500,000,000 shares
    authorized, 37,941,791 and 37,100,642 shares issued,
    37,782,751 and 36,941,602 shares outstanding, 159,040
    and 159,040 shares held in treasury, respectively.......          38            37
  Additional paid-in capital................................     728,702       728,443
  Accumulated other comprehensive loss......................     (77,404)     (120,506)
  Accumulated deficit.......................................  (1,126,072)     (321,932)
                                                              ----------    ----------
    Total stockholders' (deficit) equity....................    (474,736)      286,042
                                                              ----------    ----------
    Total liabilities and stockholders' (deficit) equity....  $  850,468    $1,745,666
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  -------------------------   -------------------------
                                                  JANUARY 27,   JANUARY 22,   JANUARY 27,   JANUARY 22,
                                                     2001          2000          2001          2000
                                                  -----------   -----------   -----------   -----------
Revenues........................................   $ 446,288      $624,439    $1,525,343    $1,892,453
Cost of revenues................................     326,571       449,657     1,125,878     1,363,763
                                                   ---------      --------    ----------    ----------
  Gross profit..................................     119,717       174,782       399,465       528,690

Selling, general and administrative expenses....     128,333       157,919       397,086       477,311
Amortization expense............................       7,207         5,890        32,074        18,132
Impaired asset write-offs.......................     364,961         6,005       395,206         6,005
Operating restructuring costs...................       2,881           683         8,023         7,780
                                                   ---------      --------    ----------    ----------
  Operating income (loss).......................    (383,665)        4,285      (432,924)       19,462

Interest expense................................      28,823        28,595        87,999        84,185
Interest income.................................        (329)         (433)       (1,291)       (1,959)
Unrealized foreign currency transaction (gain)
  loss..........................................     (14,703)          139        50,039        25,893
Equity in loss of affiliates....................       1,959         4,165         3,275         6,251
Loss on sale or closure of businesses...........      54,708         7,766       200,555        11,787
Other (income) expense..........................         339           228        (3,237)          732
                                                   ---------      --------    ----------    ----------

Loss before provision for (benefit from) income
  taxes and extraordinary item..................    (454,462)      (36,175)     (770,264)     (107,427)
Provision for (benefit from) income taxes.......      43,207        (9,966)       33,876       (26,267)
                                                   ---------      --------    ----------    ----------
Loss before extraordinary item..................    (497,669)      (26,209)     (804,140)      (81,160)
Extraordinary item -- gain on early termination
  of debt, net of income taxes..................                     9,108                       9,108
                                                   ---------      --------    ----------    ----------
Net loss........................................   $(497,669)     $(17,101)   $ (804,140)   $  (72,052)
                                                   =========      ========    ==========    ==========

Basic and diluted per share data:
  Loss before extraordinary item................   $  (13.21)     $  (0.71)   $   (21.50)   $    (2.21)
  Extraordinary item............................                      0.25                        0.25
                                                   ---------      --------    ----------    ----------
  Net loss......................................   $  (13.21)     $  (0.46)   $   (21.50)   $    (1.96)
                                                   =========      ========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                           US OFFICE PRODUCTS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                              -------------------------
                                                              JANUARY 27,   JANUARY 22,
                                                                 2001          2000
                                                              -----------   -----------
Cash flows from operating activities:
Net loss....................................................   $(804,140)    $(72,052)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      62,520       49,912
  Impaired asset write-offs.................................     395,206        6,005
  Loss on sale or closure of businesses.....................     200,555       11,787
  Unrealized foreign currency transaction loss..............      50,039       25,893
  Gain on investments.......................................      (3,999)
  Equity in net loss of affiliates..........................       3,275        6,251
  Extraordinary gain........................................                   (9,108)
  Changes in assets and liabilities (net of effects of
    acquisitions and divestitures):
    Accounts receivable.....................................        (590)     (33,024)
    Inventories.............................................     (13,613)      (6,683)
    Prepaid expenses and other current assets...............      13,179      (19,482)
    Accounts payable........................................     (12,844)      26,237
    Accrued liabilities.....................................      (4,276)     (21,645)
                                                               ---------     --------

      Net cash used in operating activities.................    (114,688)     (35,909)
                                                               ---------     --------

Cash flows from investing activities:
  Proceeds from sale of businesses..........................     164,730      103,297
  Additions to property and equipment, net of disposals.....     (27,261)     (51,547)
  Proceeds from sale of investments.........................       8,677
  Cash paid in acquisition, net of cash received............      (2,050)      (9,329)
  Investments in affiliates.................................      (4,368)      (6,000)
  Other.....................................................      (3,580)       1,355
                                                               ---------     --------

      Net cash provided by investing activities.............     136,148       37,776
                                                               ---------     --------

Cash flows from financing activities:
  Payments of long-term debt................................    (120,944)    (111,428)
  Proceeds from short-term debt, net........................      97,150       56,133
  Proceeds from issuance of long-term debt..................                      520
  Proceeds from issuance of common stock, net...............         260          460
                                                               ---------     --------

      Net cash used in financing activities.................     (23,534)     (54,315)
                                                               ---------     --------

  Effect of exchange rates on cash and cash equivalents.....        (351)        (124)
                                                               ---------     --------
  Net decrease in cash and cash equivalents.................      (2,425)     (52,572)
  Cash and cash equivalents, beginning of period............      39,711       76,102
                                                               ---------     --------
  Cash and cash equivalents, end of period..................   $  37,286     $ 23,530
                                                               =========     ========

Supplemental disclosures of cash flow information:
  Interest paid.............................................   $  91,205     $ 84,051
                                                               ---------     --------
  Income taxes paid.........................................   $   2,451     $  4,497
                                                               =========     ========

          See accompanying notes to consolidated financial statements.

                               US OFFICE PRODUCTS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 27, 2001
              (IN THOUSANDS, EXCEPT RATIOS AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

    The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of US Office Products Company (the "Company" or "US Office Products"), the companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates and the companies sold through their respective sale dates. The Company's operations consist of US Office Products-North America (which includes office supplies and office furniture businesses referred to herein as "US Office Products-North America" or "USOP-NA"), vending and office coffee service businesses ("USRefresh"), Mail Boxes Etc. ("MBE"), a specialty retail business in California, the Company's international operations in New Zealand and Australia (referred to herein as the "Blue Star Group"), and the Company's 49% interest in Dudley Stationery Limited ("Dudley"), a U.K. contract stationer.

    In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation of such operations. All such adjustments are of a normal recurring nature, except for the changes in estimates and impaired asset write-offs discussed in Notes 3 and 4, respectively. Certain reclassifications have been made to fiscal 2000 to conform to the current period presentation. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended April 29, 2000, included in the Company's Annual Report on Form 10-K, as amended.

    The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing discussed in Note 2 below, such realization of assets and liquidation of liabilities is subject to uncertainty.

NOTE 2  PETITION FOR RELIEF UNDER CHAPTER 11

    On March 5, 2001, the Company and all of its U.S. subsidiaries other than Mail Boxes Etc., Mail Boxes USA, Inc. and Global MailBox Express LLC filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. (IN RE U.S. OFFICE PRODUCTS COMPANY, ET AL., Case No. 01-00646 (PJW).) The 28 separate cases were procedurally (but not substantively) consolidated for joint administration. Each of the Company and the subsidiaries included in the filings will continue to operate their businesses as debtors in possession during the reorganization proceeding. The Company's foreign subsidiaries, including its Blue Star Group businesses in New Zealand and Australia, were not part of the Chapter 11 filing.

    In conjunction with the filing of the petitions, the Company received a commitment from The Chase Manhattan Bank for $35,000 of debtor-in-possession financing to support the Company's operations during the proceeding. The Bankruptcy Court approved $25,000 of this amount on an interim basis on March 6, 2001. A final hearing on the debtor-in-possession financing is scheduled for March 26, 2001. A portion of the debtor-in-possession financing is also available to Mail Boxes Etc. and its subsidiaries, which will guarantee the financing.

    While under the protection of Chapter 11, the Company, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. The financial statements do not include any adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein, including the effects of any plan of reorganization or liquidation.

NOTE 3  CHANGES IN ESTIMATES

    During the three and nine month periods ended January 27, 2001, the Company established valuation allowances against deferred tax assets of approximately $78,343 and $112,621, respectively, related to federal, state and foreign net operating losses generated by the Company as it is more likely than not that these items will expire before the Company is able to realize their benefits.

    During the first quarter of fiscal 2001, the Company revised the amortization period for goodwill associated with all of its businesses, except MBE, from principally 40 years down to 15 years. The change in the amortization period resulted in an increase in amortization expense during the nine month period ended January 27, 2001 of approximately $19,081. The additional amortization expense increased net loss by $19,081, or $0.51 loss per share, for the nine months ended January 27, 2001.

NOTE 4  IMPAIRED ASSET WRITE-OFFS

    In March 2001, the Company announced its plans to sell the USOP-NA and MBE businesses and the remaining portion of its USRefresh businesses to third parties in three separate transactions. The transactions are expected to be completed in late fiscal 2001 or early fiscal 2002. See Note 12, "Subsequent Events." (In February 2001, the Company completed the sale of a portion of its USRefresh businesses.) As a result of the announced decisions to sell these businesses, the future undiscounted cash flow projections were less than the carrying value of the related unamortized goodwill, thus indicating impairment. Therefore, the Company recorded an impairment loss of $364,961, during the three months ended January 27, 2001, equal to the excess of the carrying value of the goodwill over the future undiscounted cash flows of USOP-NA, MBE and USRefresh. The impairment losses related to USOP-NA, MBE and USRefresh totaled $190,122, $126,500 and $48,339, respectively.

    During the second quarter of fiscal 2001, the Company evaluated the recoverability of its equity interest in Dudley due to continuing negative operating results at that business. The Company determined that the carrying value of the investment exceeded the Company's proportionate share of Dudley's future undiscounted cash flow projections. As a result, the Company recorded an impairment loss of $27,863, which reduced the Company's investment by the amount equal to the excess of the carrying value of the investment over the Company's proportionate share of Dudley's future undiscounted cash flows. The Company's investment in Dudley is included in other assets on the consolidated balance sheet.

NOTE 5  STOCKHOLDERS' (DEFICIT) EQUITY

    Changes in stockholders' (deficit) equity during the nine months ended January 27, 2001, were as follows:

Stockholders' equity balance at April 29, 2000..............  $ 286,042
  Issuance of common stock in conjunction with:
    Employee stock purchase plan............................        260
  Comprehensive loss........................................   (761,038)
                                                              ---------
Stockholders' deficit balance at January 27, 2001...........  $(474,736)
                                                              =========

    The components of comprehensive income (loss) are as follows:

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   -------------------------   -------------------------
                                                   JANUARY 27,   JANUARY 22,   JANUARY 27,   JANUARY 22,
                                                      2001          2000          2001          2000
                                                   -----------   -----------   -----------   -----------
Net loss.........................................   $(497,669)     $(17,101)    $(804,140)     $(72,052)
Other comprehensive income (loss):
Cumulative translation adjustment:
  Foreign currency translation adjustments.......      (1,712)        9,891        (5,021)       10,278
  Reclassification adjustment for sale of
    investment in foreign subsidiary.............                                  65,260
Unrealized losses on securities:
  Unrealized holding losses arising during the
    period.......................................         (57)                    (13,138)
  Reclassification adjustment for gains included
    in net loss..................................                                  (3,999)
                                                    ---------      --------     ---------      --------
Total other comprehensive income (loss)..........      (1,769)        9,891        43,102        10,278
                                                    ---------      --------     ---------      --------
Comprehensive loss...............................   $(499,438)     $ (7,210)    $(761,038)     $(61,774)
                                                    =========      ========     =========      ========

    Foreign currency translation adjustments are recorded as other comprehensive income (loss), a component of stockholders' equity. Translation losses are realized upon the divestiture of foreign subsidiaries and are recognized in the consolidated statement of operations. During the second quarter of fiscal 2001, the Company completed the divestiture of the Blue Star Group's New Zealand and Australian office supplies business ("Blue Star Business Supplies") and realized $65,260 in translation losses. These translation losses were reclassified from accumulated other comprehensive loss to the consolidated statement of operations during the second quarter of fiscal 2001 and were recorded as a component of the loss on sale or closure of businesses.

    In fiscal 2000, MBE, as part of a strategic business relationship, invested $4,000 in Stamps.com (for 1,317,973 shares of Stamps.com common stock). The price of Stamps.com stock declined from $16.00 per share at April 29, 2000 to $3.31 per share at January 27, 2001. During the three months ended October 28, 2000, the Company sold 207,505 shares of Stamps.com common stock, at an average price of $5.02 per share for total proceeds of $1,043. In addition, during the three months ended July 29, 2000 the Company sold 945,000 shares of Stamps.com common stock, at an average price of $6.83 per share for total proceeds of $6,453. As of January 27, 2001, the Company's remaining investment in Stamps.com common stock totaled 165,468 shares with a fair market value of approximately $548 ($3.31 per share). Included in the Company's investment in Stamps.com is $5,000 for warrants to purchase 658,986 additional shares of Stamps.com common stock at an exercise price of $6.07 per share. Because the common stock underlying the warrants are not registered securities and MBE cannot freely sell the shares of common stock underlying the warrants until after April 2001, the warrants are carried at a cost of $5,000 and are included in the Company's investment in other assets on the consolidated balance sheet.

    Since the Company considers its investment in Stamps.com to be an available-for-sale security, the unrealized loss on the Company's investment in Stamps.com during the nine months ended January 27, 2001 was recorded as other comprehensive loss, a component of stockholders' equity, and realized gains from the sale of its investment were recognized in the consolidated statement of operations. Therefore, the $3,999 of realized gains on the sale of Stamps.com common stock during the nine month period ended January 27, 2001 was reclassified from accumulated other comprehensive loss and was recorded as other (income) expense in the consolidated statement of operations during the nine month period ended January 27, 2001. The unrealized holding losses that arose during the three and nine month periods ended January 27, 2001 from the decline in the fair market value of MBE's investment in Stamps.com totaled $57 and $13,138, respectively.

NOTE 6  EARNINGS PER SHARE

    The following information presents the Company's computations of basic and diluted loss per share for the periods presented in the consolidated statement of operations.

                                                               LOSS          SHARES       PER SHARE
                                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                            -----------   -------------   ---------
THREE MONTHS ENDED JANUARY 27, 2001:
  Basic and diluted loss per share........................   $(497,669)       37,667       $(13.21)
                                                                                           =======

THREE MONTHS ENDED JANUARY 22, 2000:
  Basic and diluted loss per share........................   $ (26,209)       36,793       $ (0.71)
                                                                                           =======

NINE MONTHS ENDED JANUARY 27, 2001:
  Basic and diluted loss per share........................   $(804,140)       37,410       $(21.50)
                                                                                           =======

NINE MONTHS ENDED JANUARY 22, 2000:
  Basic and diluted loss per share........................   $ (81,160)       36,771       $ (2.21)
                                                                                           =======

    As a result of the net loss for the three and nine month periods ended January 27, 2001, and January 22, 2000, the basic and diluted loss per share amounts for such periods were calculated using the same number of shares outstanding, since all of the Company's employee stock options, the two series of convertible debt securities outstanding and the convertible preferred stock outstanding during the periods were anti-dilutive.

NOTE 7  BUSINESS DIVESTITURES AND ACQUISITIONS

    The Company completed the sale of the Haworth and Herman Miller contract furniture businesses and one office supply business for proceeds of $47,050 during the three months ended January 27, 2001. The proceeds from these divestitures were used to reduce the Company's outstanding debt. In addition, the Company closed a mid-market furniture business during the three months ended January 27, 2001. The Company recorded a $55,928 loss on the sale or closure of these businesses.

    During the second quarter of fiscal 2001, the Company completed two business divestitures for total proceeds of $109,439. The two business divestitures included the sale of Blue Star Business Supplies and one furniture business. The proceeds from the divestiture were used to reduce the Company's outstanding debt. The Company recorded a $140,686 loss on the sale of Blue Star Business Supplies. The loss included the realization of $65,260 in currency translation losses related to the decline in the New Zealand and Australian dollars since the dates the Blue Star Business Supplies businesses were acquired, a loss on the net assets of Blue Star Business Supplies totaling $56,374, substantially all of which is attributed to goodwill, and a loss of $19,052 on the Company's remaining 40% interest in Blue Star Business Solutions, which was transferred to companies controlled by Eric Watson, the former CEO of the Blue Star Group. In consideration for the Company's interest in this business, Mr. Watson agreed to relinquish potential claims against the Company and agreed to limitations on his contractual rights to participate in any future divestitures by the Blue Star Group. In addition, during the first quarter of fiscal 2001, the Company completed two business divestitures for total proceeds of $9,782, including $8,241 of cash, and acquired one business for $2,300, which was accounted for under the purchase method.

    During the nine months ended January 22, 2000, the Company acquired one business, which was accounted for under the purchase method for a purchase price of $9,329 and completed eight business divestitures for total proceeds of $113,557, including $103,297 in cash.

    The following presents the unaudited pro forma results of operations of the Company for the three and nine month periods ended January 27, 2001 and January 22, 2000. These results include the Company's consolidated financial statements and the results of the companies acquired in business combinations accounted for under the purchase method and exclude the results of all business divestitures as if all such purchase acquisitions and business divestitures had been made at the beginning of fiscal year 2000. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets and the inclusion of an appropriate income tax provision or benefit on all earnings and losses:

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  -------------------------   -------------------------
                                                  JANUARY 27,   JANUARY 22,   JANUARY 27,   JANUARY 22,
                                                     2001          2000          2001          2000
                                                  -----------   -----------   -----------   -----------
Revenues........................................   $ 407,498      $437,861     1,212,025    $1,273,205
Income (loss) before extraordinary item.........    (492,139)      (25,307)     (665,398)      (65,457)
Basic and diluted income (loss) per share before
  extraordinary item............................      (13.07)        (0.69)       (17.79)        (1.78)

    The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions and business divestitures occurred at the beginning of fiscal 2000 or the results that may occur in the future.

NOTE 8  SEGMENT REPORTING

BUSINESS SEGMENTS

    The Company has six reportable segments, which include:

    - NORTH AMERICAN OFFICE SUPPLIES--a direct-to-business contract stationer that offers items such as desktop accessories, writing instruments, paper products, computer consumables, business machines and catalog furniture;

    - NORTH AMERICAN OFFICE FURNITURE--a group of operating companies that offer middle-market and contract furniture products and related services (the operating companies that offered contract furniture products and related services were sold during the third quarter of fiscal 2001 and are included in the results of operations of North American Office Furniture through the respective dates of divestiture);

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

    Other consists of US Office Products Parent Company, a specialty retail business in California, and the Company's equity interest in Dudley and the Company's interest in Blue Star Business Solutions (which was disposed of in October 2000 as part of the sale of Blue Star Business Supplies). During
July 2000, the Company shut down its standalone e-commerce business and has integrated certain of the technology and operations of the USOPNET.com business into the North American Office Supplies business. Prior to its closure, the e-commerce business was included in Other. Eliminations consist of the elimination of the Company's investments in subsidiaries.

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

    Management measures the performance of the business segments based on several factors, including revenues, gross profit, operating income (loss) before impaired asset write-offs and restructuring costs and EBITDA, as defined below. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended April 29, 2000.

                                                      THREE MONTHS ENDED JANUARY 27, 2001
                               ---------------------------------------------------------------------------------
                                     US OFFICE PRODUCTS-NORTH AMERICA
                               ---------------------------------------------
                                OFFICE     OFFICE                                           BLUE STAR
                               SUPPLIES   FURNITURE   CORPORATE    SUBTOTAL    USREFRESH      GROUP       MBE
                               --------   ---------   ---------   ----------   ----------   ---------   --------
Revenues.....................  $238,579   $ 56,775    $    270    $  295,624    $29,316     $ 82,279    $ 22,735
Gross profit.................    60,071     10,707         254        71,032      6,931       24,255      12,227
Depreciation and
  amortization...............     4,946      1,388       2,344         8,678      3,060        2,500       2,157
Operating income (loss)
  before impaired asset
  write-offs and
  restructuring costs........     5,664     (3,487)    (17,022)      (14,845)      (893)       6,521       2,970
EBITDA(a)....................    10,610     (2,098)    (14,679)       (6,167)     2,167        9,021       5,127
Other significant items:
  Identifiable assets........   215,977     22,416      34,979       273,372     55,065      253,738     197,440
  Net capital expenditures...       903        467         711         2,081      3,553        1,434       1,433

                                 THREE MONTHS ENDED JANUARY 27, 2001
                               ----------------------------------------

                                                           CONSOLIDATED
                                 OTHER      ELIMINATIONS      TOTALS
                               ----------   ------------   ------------
Revenues.....................  $   16,334                   $  446,288
Gross profit.................       5,272                      119,717
Depreciation and
  amortization...............         419                       16,814
Operating income (loss)
  before impaired asset
  write-offs and
  restructuring costs........      (9,576)                     (15,823)
EBITDA(a)....................      (9,157)                         991
Other significant items:
  Identifiable assets........   1,058,529    $(987,676)        850,468
  Net capital expenditures...          60                        8,561

                                                      THREE MONTHS ENDED JANUARY 22, 2000
                               ---------------------------------------------------------------------------------
                                     US OFFICE PRODUCTS-NORTH AMERICA
                               ---------------------------------------------
                                OFFICE     OFFICE                                           BLUE STAR
                               SUPPLIES   FURNITURE   CORPORATE    SUBTOTAL    USREFRESH      GROUP       MBE
                               --------   ---------   ---------   ----------   ----------   ---------   --------
Revenues.....................  $256,546   $ 87,604    $    548    $  344,698    $27,020     $203,898    $ 22,627
Gross profit.................    64,742     19,314       1,948        86,004      6,552       62,651      11,926
Depreciation and
  amortization...............     3,529        864       1,616         6,009      1,440        6,227       1,987
Operating income (loss)
  before impaired asset
  write-offs and
  restructuring costs........     6,137      3,044     (12,618)       (3,437)       343       11,048       5,062
EBITDA(a)....................     9,666      3,908     (11,002)        2,572      1,783       17,275       7,049
Other significant items:
  Identifiable assets........   460,606    154,305      37,722       652,633     88,015      427,492     316,237
  Net capital expenditures...       932        601       4,846         6,379      2,273        6,512         239

                                 THREE MONTHS ENDED JANUARY 22, 2000
                               ----------------------------------------

                                                           CONSOLIDATED
                                 OTHER      ELIMINATIONS      TOTALS
                               ----------   ------------   ------------
Revenues.....................  $   26,196                   $  624,439
Gross profit.................       7,649                      174,782
Depreciation and
  amortization...............         456                       16,119
Operating income (loss)
  before impaired asset
  write-offs and
  restructuring costs........      (2,043)                      10,973
EBITDA(a)....................      (1,587)                      27,092
Other significant items:
  Identifiable assets........   1,340,649    $(960,539)      1,864,487
  Net capital expenditures...         512                       15,915

                                                      NINE MONTHS ENDED JANUARY 27, 2001
                               ---------------------------------------------------------------------------------
                                     US OFFICE PRODUCTS-NORTH AMERICA
                               ---------------------------------------------
                                OFFICE     OFFICE                                           BLUE STAR
                               SUPPLIES   FURNITURE   CORPORATE    SUBTOTAL    USREFRESH      GROUP       MBE
                               --------   ---------   ---------   ----------   ----------   ---------   --------
Revenues.....................  $749,488   $251,844    $  1,293    $1,002,625    $88,524     $331,148    $ 64,299
Gross profit.................   189,557     50,360         307       240,224     21,868       90,871      33,983
Depreciation and
  amortization...............    17,673      4,541       6,724        28,938      7,563       18,711       6,289
Operating income (loss)
  before impaired asset
  write-offs and
  restructuring costs........    20,606        209     (40,504)      (19,689)      (350)         697       7,863
EBITDA(a)....................    38,279      4,750     (33,780)        9,249      7,213       19,409      14,152
Other significant items:
  Identifiable assets........   215,977     22,416      34,979       273,372     55,065      253,738     197,440
  Net capital expenditures...     2,049        849       4,243         7,141      9,342        8,111       2,347

                                  NINE MONTHS ENDED JANUARY 27, 2001
                               ----------------------------------------

                                                           CONSOLIDATED
                                 OTHER      ELIMINATIONS      TOTALS
                               ----------   ------------   ------------
Revenues.....................  $   38,747                   $1,525,343
Gross profit.................      12,519                      399,465
Depreciation and
  amortization...............       1,019                       62,520
Operating income (loss)
  before impaired asset
  write-offs and
  restructuring costs........     (18,216)                     (29,695)
EBITDA(a)....................     (17,198)                      32,825
Other significant items:
  Identifiable assets........   1,058,529    $(987,676)        850,468
  Net capital expenditures...         320                       27,261

                                                      NINE MONTHS ENDED JANUARY 22, 2000
                               ---------------------------------------------------------------------------------
                                     US OFFICE PRODUCTS-NORTH AMERICA
                               ---------------------------------------------
                                OFFICE     OFFICE                                           BLUE STAR
                               SUPPLIES   FURNITURE   CORPORATE    SUBTOTAL    USREFRESH      GROUP       MBE
                               --------   ---------   ---------   ----------   ----------   ---------   --------
Revenues.....................  $778,268   $279,520    $  1,711    $1,059,499    $81,522     $595,386    $ 60,854
Gross profit.................   205,042     60,079       3,829       268,950     19,806      182,372      32,435
Depreciation and
  amortization...............    11,575      3,335       3,902        18,812      4,589       19,005       5,913
Operating income (loss)
  before impaired asset
  write-offs and
  restructuring costs........    33,400      8,868     (35,916)        6,352      2,210       21,697       8,286
EBITDA(a)....................    44,975     12,203     (32,013)       25,165      6,799       40,702      14,199
Other significant items:
  Identifiable assets........   460,606    154,305      37,722       652,633     88,015      427,492     316,237
  Net capital expenditures...     3,092      1,413      18,222        22,727      5,315       21,117         928

                                  NINE MONTHS ENDED JANUARY 22, 2000
                               ----------------------------------------

                                                           CONSOLIDATED
                                 OTHER      ELIMINATIONS      TOTALS
                               ----------   ------------   ------------
Revenues.....................  $   95,192                   $1,892,453
Gross profit.................      25,127                      528,690
Depreciation and
  amortization...............       1,593                       49,912
Operating income (loss)
  before impaired asset
  write-offs and
  restructuring costs........      (5,298)                      33,247
EBITDA(a)....................      (3,706)                      83,159
Other significant items:
  Identifiable assets........   1,340,649    $(960,539)      1,864,487
  Net capital expenditures...       1,460                       51,547

----------------------------------

(a) EBITDA represents earnings before interest expense, interest income, provision for (benefit from) income taxes, depreciation expense, amortization expense, impaired asset write-offs, operating restructuring costs, unrealized foreign currency transaction (gain) loss, equity in loss of affiliates, loss on sale or closure of businesses and other (income) expense. EBITDA is not a measurement of performance under generally accepted accounting principles and should not be considered an alternative to net income (loss) as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

GEOGRAPHIC SEGMENTS

    The following table sets forth information as to the Company's operations in its different geographic segments:

                                                                        NEW ZEALAND
                                                             NORTH          AND
                                                            AMERICA      AUSTRALIA      TOTAL
                                                           ----------   -----------   ----------
THREE MONTHS ENDED JANUARY 27, 2001:
  Revenues...............................................  $  364,009    $ 82,279     $  446,288
  Operating income (loss) before impaired asset
    write-offs and restructuring costs...................     (22,344)      6,521        (15,823)
  Identifiable assets at period-end......................     596,730     253,738        850,468

THREE MONTHS ENDED JANUARY 22, 2000:
  Revenues...............................................  $  420,541    $203,898     $  624,439
  Operating income (loss) before impaired asset
    write-offs and restructuring costs...................         (75)     11,048         10,973
  Identifiable assets at period-end......................   1,436,995     427,492      1,864,487

NINE MONTHS ENDED JANUARY 27, 2001:
  Revenues...............................................  $1,194,195    $331,148     $1,525,343
  Operating income (loss) before impaired asset
    write-offs and restructuring costs...................     (30,392)        697        (29,695)
  Identifiable assets at period-end......................     596,730     253,738        850,468

NINE MONTHS ENDED JANUARY 22, 2000:
  Revenues...............................................  $1,297,067    $595,386     $1,892,453
  Operating income before impaired asset write-offs and
    restructuring costs..................................      11,550      21,697         33,247
  Identifiable assets at period-end......................   1,436,995     427,492      1,864,487

NOTE 9 CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The following is summarized, condensed consolidating financial information for the Company, showing guarantor subsidiaries and non-guarantor subsidiaries separately. The financial information shown in the "Guarantor Subsidiaries" column represents the financial information of the domestic subsidiaries that are guarantors of the Company's credit facility and the senior subordinated notes due 2008. The guarantor subsidiaries are wholly owned subsidiaries of the Company and the guarantees are full, unconditional and joint and several. Separate financial statements of the guarantor subsidiaries are not presented because management believes that separate financial statements would not provide additional meaningful information to investors.

BALANCE SHEETS

                                                               JANUARY 27, 2001
                                  --------------------------------------------------------------------------
                                  US OFFICE
                                   PRODUCTS
                                   COMPANY                        NON-
                                   (PARENT      GUARANTOR      GUARANTOR     CONSOLIDATING      CONSOLIDATED
                                   COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS          TOTAL
                                  ----------   ------------   ------------   -------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents.....  $    4,147    $   13,703      $ 19,436                         $   37,286
  Accounts receivable, less
    allowance for doubtful
    accounts....................                   148,985        22,286                            171,271
  Inventories, net..............                    54,672        47,233             (21)(b)        101,884
  Prepaid expenses and other
    current assets..............      47,054        14,857         5,741                             67,652
                                  ----------    ----------      --------       ---------         ----------
      Total current assets......      51,201       232,217        94,696             (21)           378,093
Property and equipment, net.....       4,929        98,478        72,934            (410)(b)        175,931
Intangible assets, net..........                   113,011        90,718                            203,729
Investment in subsidiaries......     987,676                                    (987,676)(a)
Other assets....................      21,831        48,171        22,713                             92,715
                                  ----------    ----------      --------       ---------         ----------
      Total assets..............  $1,065,637    $  491,877      $281,061       $(988,107)        $  850,468
                                  ==========    ==========      ========       =========         ==========
LIABILITIES AND STOCKHOLDERS'
  (DEFICIT) EQUITY
Current liabilities:
  Short-term debt...............  $  389,511    $    4,293      $ 20,838                         $  414,642
  Short-term intercompany
    balances....................     399,409      (399,499)           90
  Accounts payable..............      10,482        74,048        25,513                            110,043
  Accrued compensation..........       3,525        11,221         7,202                             21,948
  Other accrued liabilities.....      29,179        (2,560)       44,297            (201)(b)         70,715
                                  ----------    ----------      --------       ---------         ----------
      Total current
        liabilities.............     832,106      (312,497)       97,940            (201)           617,348
Long-term debt..................     689,190         4,656         2,383                            696,229
Other long-term liabilities and
  minority interests............         (25)        3,591         8,061                             11,627
Long-term intercompany
  balances......................    (373,862)      204,235       169,627
                                  ----------    ----------      --------       ---------         ----------
      Total liabilities.........   1,147,409      (100,015)      278,011            (201)         1,325,204
                                  ----------    ----------      --------       ---------         ----------
Stockholders' (deficit) equity:
  Preferred stock
  Common stock..................          38                                                             38
  Additional paid-in capital....    (283,646)    1,664,481       335,557        (987,690)(a)        728,702
  Accumulated other
    comprehensive loss..........     (94,056)          (73)       16,725                            (77,404)
  Retained earnings (accumulated
    deficit)....................     295,892    (1,072,516)     (349,232)           (216)(b)     (1,126,072)
                                  ----------    ----------      --------       ---------         ----------
      Total stockholders'
        (deficit) equity........     (81,772)      591,892         3,050        (987,906)          (474,736)
                                  ----------    ----------      --------       ---------         ----------
      Total liabilities and
        stockholders' (deficit)
        equity..................  $1,065,637    $  491,877      $281,061       $(988,107)        $  850,468
                                  ==========    ==========      ========       =========         ==========

                                                                   APRIL 29, 2000
                                     --------------------------------------------------------------------------
                                     US OFFICE
                                      PRODUCTS
                                      COMPANY                        NON-
                                      (PARENT      GUARANTOR      GUARANTOR     CONSOLIDATING      CONSOLIDATED
                                      COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS          TOTAL
                                     ----------   ------------   ------------   -------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents........  $    1,120    $   18,489      $ 20,102                         $   39,711
  Accounts receivable, less
    allowance for doubtful
    accounts.......................                   200,117        59,170                            259,287
  Inventories, net.................                    70,780        84,476       $     (50)(b)        155,206
  Prepaid expenses and other
    current assets.................      74,577         3,974        10,633                             89,184
                                     ----------    ----------      --------       ---------         ----------
      Total current assets.........      75,697       293,360       174,381             (50)           543,388

Property and equipment, net........       5,391       105,983        99,939            (410)(b)        210,903
Intangible assets, net.............                   538,433       252,960                            791,393
Investment in subsidiaries.........     954,779                                    (954,779)(a)
Other assets.......................     159,926        66,262       (26,206)                           199,982
                                     ----------    ----------      --------       ---------         ----------

      Total assets.................  $1,195,793    $1,004,038      $501,074       $(955,239)        $1,745,666
                                     ==========    ==========      ========       =========         ==========

LIABILITIES AND STOCKHOLDERS'
  (DEFICIT) EQUITY

Current liabilities:
  Short-term debt..................  $   76,889    $      700      $  1,367                         $   78,956
  Short-term intercompany
    balances.......................     479,845      (480,813)          968
  Accounts payable.................       6,635       102,643        47,562                            156,840
  Accrued compensation.............       2,799        23,346        13,716                             39,861
  Other accrued liabilities........      34,510        18,306        47,797       $    (227)(b)        100,386
                                     ----------    ----------      --------       ---------         ----------
      Total current liabilities....     600,678      (335,818)      111,410            (227)           376,043

Long-term debt.....................   1,047,664         3,755         3,650                          1,055,069
Other long-term liabilities and
  minority interests...............      24,089         4,210           213                             28,512
Long-term intercompany balances....    (872,959)      577,013       295,946
                                     ----------    ----------      --------       ---------         ----------
      Total liabilities............     799,472       249,160       411,219            (227)         1,459,624
                                     ----------    ----------      --------       ---------         ----------

Stockholders' (deficit) equity:
  Preferred stock
  Common stock.....................          37                                                             37
  Additional paid-in capital.......     670,381       714,619       298,222        (954,779)(a)        728,443
  Accumulated other comprehensive
    loss...........................     (76,443)       17,063       (61,126)                          (120,506)
  Retained earnings (accumulated
    deficit).......................    (197,654)       23,196      (147,241)           (233)(b)       (321,932)
                                     ----------    ----------      --------       ---------         ----------

      Total stockholders' (deficit)
        equity.....................     396,321       754,878        89,855        (955,012)           286,042
                                     ----------    ----------      --------       ---------         ----------

      Total liabilities and
        stockholders' (deficit)
        equity.....................  $1,195,793    $1,004,038      $501,074       $(955,239)        $1,745,666
                                     ==========    ==========      ========       =========         ==========

STATEMENTS OF OPERATIONS

                                                        FOR THE THREE MONTHS ENDED JANUARY 27, 2001
                                         -------------------------------------------------------------------------
                                         US OFFICE
                                         PRODUCTS
                                          COMPANY                       NON-
                                          (PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING      CONSOLIDATED
                                         COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS          TOTAL
                                         ---------   ------------   ------------   -------------      ------------
Revenues...............................  $            $  360,716     $  85,835       $   (263)(c)      $  446,288
Cost of revenues.......................                  266,271        60,532           (232)(c)         326,571
                                         ---------    ----------     ---------       --------          ----------
  Gross profit.........................                   94,445        25,303            (31)            119,717

Selling, general and administrative
  expenses.............................     23,583        86,337        18,413                            128,333
Amortization expense...................                    6,962           245                              7,207
Impaired asset write-offs..............                  362,059         2,902                            364,961
Operating restructuring costs..........        248         2,466           167                              2,881
                                         ---------    ----------     ---------       --------          ----------
  Operating income (loss)..............    (23,831)     (363,379)        3,576            (31)           (383,665)

Interest expense.......................     30,797        (3,746)        1,772                             28,823
Interest income........................        (25)         (148)         (156)                              (329)
Unrealized foreign currency transaction
  (gain) loss..........................     (6,163)        3,024       (11,564)                           (14,703)
Equity in loss of affiliates...........                      448         1,511                              1,959
Loss (gain) on sale or closure of
  businesses...........................     48,001         7,927        (1,220)                            54,708
Other expense..........................        (19)          174           184                                339
                                         ---------    ----------     ---------       --------          ----------
Income (loss) before provision for
  (benefit from) income taxes..........    (96,422)     (371,058)       13,049            (31)           (454,462)
Provision for (benefit from) income
  taxes................................     33,217         2,458         7,545            (13)(c)          43,207
                                         ---------    ----------     ---------       --------          ----------
Net income (loss)......................  $(129,639)   $ (373,516)    $   5,504       $    (18)         $ (497,669)
                                         =========    ==========     =========       ========          ==========

                                                        FOR THE THREE MONTHS ENDED JANUARY 22, 2000
                                         -------------------------------------------------------------------------
                                         US OFFICE
                                         PRODUCTS
                                          COMPANY                       NON-
                                          (PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING      CONSOLIDATED
                                         COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS          TOTAL
                                         ---------   ------------   ------------   -------------      ------------
Revenues...............................               $  421,081     $ 207,309       $ (3,951)(c)      $  624,439
Cost of revenues.......................  $  (1,631)      311,688       143,455         (3,855)(c)         449,657
                                         ---------    ----------     ---------       --------          ----------
  Gross profit.........................      1,631       109,393        63,854            (96)            174,782

Selling, general and administrative
  expenses.............................     14,626        92,801        50,492                            157,919
Amortization expense...................                    3,867         2,023                              5,890
Impaired asset write-offs..............      2,218         3,787                                            6,005
Operating restructuring costs..........        345          (392)          730                                683
                                         ---------    ----------     ---------       --------          ----------
  Operating income (loss)..............    (15,558)        9,330        10,609            (96)              4,285

Interest expense.......................     35,565       (13,800)        6,830                             28,595
Interest income........................        (63)         (226)         (144)                              (433)
Unrealized foreign currency transaction
  (gain) loss..........................     (2,322)                      2,461                                139
Equity in loss of affiliates...........                                  4,165                              4,165
Loss (gain) on sale or closure of
  businesses...........................     (9,992)       15,673         2,085                              7,766
Other (income) expense.................        296            88          (156)                               228
                                         ---------    ----------     ---------       --------          ----------

Loss before provision for (benefit
  from) income taxes and extraordinary
  item.................................    (39,042)        7,595        (4,632)           (96)            (36,175)
Provision for (benefit from) income
  taxes................................    (14,171)         (114)        4,359            (40)(c)          (9,966)
                                         ---------    ----------     ---------       --------          ----------
Loss before extraordinary item.........    (24,871)        7,709        (8,991)           (56)            (26,209)
Extraordinary item -- gain on early
  termination of debt, net of income
  taxes................................      9,108                                                          9,108
                                         ---------    ----------     ---------       --------          ----------
Net income (loss)......................  $ (15,763)   $    7,709     $  (8,991)      $    (56)         $  (17,101)
                                         =========    ==========     =========       ========          ==========

STATEMENTS OF OPERATIONS

                                                        FOR THE NINE MONTHS ENDED JANUARY 27, 2001
                                         -------------------------------------------------------------------------
                                         US OFFICE
                                         PRODUCTS
                                          COMPANY                       NON-
                                          (PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING      CONSOLIDATED
                                         COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS          TOTAL
                                         ---------   ------------   ------------   -------------      ------------
Revenues...............................  $            $1,186,254     $ 341,605       $ (2,516)(c)      $1,525,343
Cost of revenues.......................                  881,088       247,373         (2,583)(c)       1,125,878
                                         ---------    ----------     ---------       --------          ----------
  Gross profit.........................                  305,166        94,232             67             399,465

Selling, general and administrative
  expenses.............................     47,425       266,257        83,366             38 (c)         397,086
Amortization expense...................                   22,636         9,438                             32,074
Impaired asset write-offs..............                  364,441        30,765                            395,206
Operating restructuring costs..........        512         6,130         1,381                              8,023
                                         ---------    ----------     ---------       --------          ----------
  Operating income (loss)..............    (47,937)     (354,298)      (30,718)            29            (432,924)

Interest expense.......................     92,905       (13,563)        8,657                             87,999
Interest income........................        (46)         (630)         (615)                            (1,291)
Unrealized foreign currency transaction
  loss.................................     27,721         3,024        19,294                             50,039
Equity in loss of affiliates...........                      448         2,827                              3,275
Loss on sale or closure of
  businesses...........................     62,623         9,730       128,202                            200,555
Other (income) expense.................        (62)       (3,648)          473                             (3,237)
                                         ---------    ----------     ---------       --------          ----------
Income (loss) before provision for
  (benefit from) income taxes..........   (231,078)     (349,659)     (189,556)            29            (770,264)
Provision for (benefit from) income
  taxes................................     10,376        11,053        12,435             12 (c)          33,876
                                         ---------    ----------     ---------       --------          ----------
Net income (loss)......................  $(241,454)   $ (360,712)    $(201,991)      $     17          $ (804,140)
                                         =========    ==========     =========       ========          ==========

                                                        FOR THE NINE MONTHS ENDED JANUARY 22, 2000
                                         -------------------------------------------------------------------------
                                         US OFFICE
                                         PRODUCTS
                                          COMPANY                       NON-
                                          (PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING      CONSOLIDATED
                                         COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS          TOTAL
                                         ---------   ------------   ------------   -------------      ------------
Revenues...............................               $1,307,776     $ 605,557       $(20,880)(c)      $1,892,453
Cost of revenues.......................  $  (3,121)      967,939       419,661        (20,716)(c)       1,363,763
                                         ---------    ----------     ---------       --------          ----------
  Gross profit.........................      3,121       339,837       185,896           (164)            528,690

Selling, general and administrative
  expenses.............................     39,805       280,190       157,327            (11)(c)         477,311
Amortization expense...................        278        11,837         6,017                             18,132
Impaired asset write-offs..............      2,218         3,787                                            6,005
Operating restructuring costs..........      2,392         3,102         2,286                              7,780
                                         ---------    ----------     ---------       --------          ----------
  Operating income (loss)..............    (41,572)       40,921        20,266           (153)             19,462

Interest expense.......................    100,205       (42,634)       26,614                             84,185
Interest income........................       (449)       (1,121)         (389)                            (1,959)
Unrealized foreign currency transaction
  (gain) loss..........................     (2,322)                     28,215                             25,893
Equity in loss of affiliates...........                                  6,251                              6,251
(Gain) loss on sale or closure of
  businesses...........................    (14,405)       22,655         3,537                             11,787
Other (income) expense.................      1,394          (616)         (143)            97 (c)             732
                                         ---------    ----------     ---------       --------          ----------

Income (loss) before provision for
  (benefit from) income taxes and
  extraordinary item...................   (125,995)       62,637       (43,819)          (250)           (107,427)
Provision for (benefit from) income
  taxes................................    (29,846)        9,149        (5,506)           (64)(c)         (26,267)
                                         ---------    ----------     ---------       --------          ----------
Loss before extraordinary item.........    (96,149)       53,488       (38,313)          (186)            (81,160)
Extraordinary item -- gain on early
  termination of debt, net of income
  taxes................................      9,108                                                          9,108
                                         ---------    ----------     ---------       --------          ----------
Net income (loss)......................  $ (87,041)   $   53,488     $ (38,313)      $   (186)         $  (72,052)
                                         =========    ==========     =========       ========          ==========

STATEMENTS OF CASH FLOWS

                                                        FOR THE NINE MONTHS ENDED JANUARY 27, 2001
                                         -------------------------------------------------------------------------
                                         US OFFICE
                                         PRODUCTS
                                          COMPANY                       NON-
                                          (PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING      CONSOLIDATED
                                         COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS          TOTAL
                                         ---------   ------------   ------------   -------------      ------------
Cash flows from operating activities...  $ (84,848)   $      (61)    $ (29,779)      $                 $ (114,688)
Cash flows from investing activities...    152,216       (14,924)       (1,144)                           136,148
Cash flows from financing activities...    (64,341)       10,199        30,608                            (23,534)
Effect of exchange rates on cash and
  cash equivalents.....................                                   (351)                              (351)
                                         ---------    ----------     ---------       --------          ----------
Net increase (decrease) in cash and
  cash equivalents.....................      3,027        (4,786)         (666)                            (2,425)
Cash and cash equivalents at beginning
  of period............................      1,120        18,489        20,102                             39,711
                                         ---------    ----------     ---------       --------          ----------
Cash and cash equivalents at end of
  period...............................  $   4,147    $   13,703     $  19,436       $                 $   37,286
                                         =========    ==========     =========       ========          ==========

                                                        FOR THE NINE MONTHS ENDED JANUARY 22, 2000
                                         -------------------------------------------------------------------------
                                         US OFFICE
                                         PRODUCTS
                                          COMPANY                       NON-
                                          (PARENT     GUARANTOR      GUARANTOR     CONSOLIDATING      CONSOLIDATED
                                         COMPANY)    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS          TOTAL
                                         ---------   ------------   ------------   -------------      ------------
Cash flows from operating activities...  $ (52,882)   $   12,835     $   4,138       $                 $  (35,909)
Cash flows from investing activities...     39,724       (29,017)       27,069                             37,776
Cash flows from financing activities...    (34,598)       24,103       (43,820)                           (54,315)
Effect of exchange rates on cash and
  cash equivalents.....................                                   (124)                              (124)
                                         ---------    ----------     ---------       --------          ----------
Net increase (decrease) in cash and
  cash equivalents.....................    (47,756)        7,921       (12,737)                           (52,572)
Cash and cash equivalents at beginning
  of period............................     48,094         9,281        18,727                             76,102
                                         ---------    ----------     ---------       --------          ----------
Cash and cash equivalents at end of
  period...............................  $     338    $   17,202     $   5,990       $                 $   23,530
                                         =========    ==========     =========       ========          ==========

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

NOTE 10  NEW ACCOUNTING PRONOUNCEMENTS

    In fiscal 2000, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 had no impact on the results of operations or financial position of the Company.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (fiscal 2002 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as an amendment to SFAS No. 133. This statement provides clarification with regard to certain implementation issues under SFAS No. 133 on specific types of hedges. Management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 and SFAS No. 138 will not have a significant effect on the results of operations or financial position of the Company.

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

NOTE 11  COMMITMENTS AND CONTINGENCIES

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

NOTE 12  SUBSEQUENT EVENTS

SALE OF NORTH AMERICAN OFFICE SUPPLY AND OFFICE FURNITURE BUSINESS

    On March 5, 2001, the Registrant and certain subsidiaries signed a definitive agreement to sell substantially all of the assets of the US Office Products-North America office supply and office furniture business to Corporate Express, Inc. The agreement provides for a purchase price of $250,000 in cash in consideration for the assets being sold, subject to certain adjustments. In addition, Corporate Express will assume all post-petition accounts payable and certain other post-petition liabilities of the business, and will offer employment to all employees of the business on substantially the same terms as now exist (including the terms of existing employment contracts, which will be assumed). At closing, $37,500 of the proceeds will be placed in escrow for up to one year to secure claims for adjustment and indemnification, if any, under the terms of the sale agreement; $12,500 of the escrowed proceeds (less any pending indemnity claims) will be released to the Registrant at the later of six months after closing and resolution of the purchase price adjustments; the balance of the escrow (less any pending indemnity claims) will be released to the Registrant one year after the closing.

    Under the agreement, the transaction will be implemented through a sale under section 363 of the Bankruptcy Code. The transaction will be subject to higher and better offers as a result of a Bankruptcy Court-authorized bidding process and to final approval of the Bankruptcy Court. In addition, the agreement is subject to other closing conditions, including Corporate Express' completing due diligence (which condition will expire no later than March 26, 2001) and receiving financing and bank consents, regulatory clearances, and other customary conditions. The agreement provides, subject to Bankruptcy Court approval, for payment to Corporate Express of a break-up fee of $7,500 plus reimbursement of expenses of up to $6,000 (1) if the Bankruptcy Court approves the sale of the business to another bidder, or (2) if the Bankruptcy Court does not approve the proposed bid procedures or the sale to Corporate Express and thereafter the Registrant either sells the assets to another buyer within 12 months, or a plan or reorganization of the Registrant is confirmed within 24 months. The agreement also provides for reimbursement of up to $6,000 in expenses if the agreement is terminated due to breaches by the Registrant, occurrence of a material adverse change, if Corporate Express is dissatisfied with its due diligence in certain respects, or if the transaction does not close by July 9, 2001.

SALE OF MAIL BOXES ETC.

    On March 2, 2001, MBE, a wholly-owned subsidiary of the Registrant, and its operating subsidiary, Mail Boxes USA, Inc., entered into an asset purchase agreement to sell substantially all of their assets, including its ownership interest in Global MailBox Express LLC, to a subsidiary of United Parcel Service, Inc. ("UPS"). The purchase price is $200,000 in cash, subject to adjustment for changes in working capital, contractual liabilities to be retained by the sellers, and allowances for certain aged receivables. The Registrant currently estimates that the adjustments will result in a price reduction of approximately $9,000 at closing. UPS will assume most of the ordinary course liabilities of MBE. Approximately $17,500 of the purchase price will be paid with a promissory note, up to $5,000 of which will be repaid following the resolution of any final purchase price adjustments, and the remainder of which will be repaid upon the later of the second anniversary of the closing or when all potential claims are satisfied in accordance with the terms of the asset purchase agreement.

    The agreement with UPS is subject to customary closing conditions, including regulatory clearance. Because MBE and Mail Boxes Etc. USA are not debtors in the Registrant's bankruptcy case, the sale is not subject to Bankruptcy Court approval or to higher and better offers. The agreement provides for a break up fee of $10,000 if MBE sells its business, assets or capital stock to, or engages in a merger or similar transaction with, another buyer before March 2, 2002.

SALE OF OFFICE COFFEE SERVICE BUSINESS

    On February 22, 2001, the Company sold the majority of the USRefresh office coffee service operations to Van Houtte, Inc. for a purchase price of $25,000, subject to certain adjustments. On March 5, 2001, the Company signed a letter of intent to sell the remaining assets of USRefresh to Real Time Data ("RTD").

    In addition, the Company has entered into an exclusive agreement to negotiate a sale of the shares of the Blue Star Group to Blue Star's management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "INTEND," "MAY," "WILL," "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THE RESULTS EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES-IN ADDITION TO FACTORS IDENTIFIED IN THE DISCUSSION BELOW-INCLUDE THE FOLLOWING:

    - THE IMPACT OF THE CHAPTER 11 FILING ON THE OPERATIONS OF THE COMPANY AND ITS SUBSIDIARIES, INCLUDING POTENTIAL LOSS OF CUSTOMERS, EMPLOYEES OR VENDORS; THE REQUIREMENT FOR COURT APPROVAL OF VARIOUS TRANSACTIONS, INCLUDING PAYMENT OF CERTAIN PRE-PETITION VENDOR CLAIMS; OVERSIGHT BY THE U.S. TRUSTEE AND THE UNSECURED CREDITORS' COMMITTEE; AND ADDITIONAL COSTS RESULTING FROM PROFESSIONAL FEES AND OTHER EXPENSES

    - FAILURE TO SATISFY THE CONDITIONS FOR THE ACQUISITION OF USOP-NA, WHICH INCLUDE COMPLETION OF DUE DILIGENCE, FINANCING AND BANK APPROVALS, REGULATORY APPROVALS, AND THE ABSENCE OF A MATERIAL ADVERSE CHANGE (WHICH COULD BE AFFECTED BY ADVERSE DEVELOPMENTS IN THE BUSINESS OF USOP-NA)

    - THE IMPACT OF PURCHASE PRICE ADJUSTMENTS UNDER THE AGREEMENT WITH CORPORATE EXPRESS, WHICH COULD BE AFFECTED BY CHANGES IN WORKING CAPITAL AS WELL AS MATERIAL DECLINES IN SALES

    - FAILURE TO SATISFY THE CONDITIONS TO CLOSING OF THE SALE OF MBE AND THE IMPACT OF PURCHASE PRICE ADJUSTMENTS, WHICH COULD BE AFFECTED BY CHANGES IN WORKING CAPITAL

    - THE IMPACT ON MBE OF THE CHAPTER 11 FILING BY THE COMPANY

    - FAILURE TO COMPLETE A DEFINITIVE TRANSACTION FOR THE SALE OF THE USREFRESH VENDING BUSINESS; AND

    - THE IMPACT ON BLUE STAR'S BUSINESS OF THE CHAPTER 11 FILING BY THE COMPANY

    - THE IMPACT OF DEPARTING EMPLOYEES ON THE EXISTING BUSINESS AND ON THE COMPANY'S ABILITY TO COMPLETE TRANSACTIONS TO SELL CERTAIN OF ITS BUSINESSES OR OTHERWISE REALIZE VALUE FROM ITS BUSINESSES

    - THE IMPACT OF CHANGES IN THE EXCHANGE RATES FOR THE NEW ZEALAND AND AUSTRALIAN DOLLARS

    - THE IMPACT ON LIQUIDITY OF CHANGES IN TERMS FROM THE COMPANY'S SUPPLIERS, FOLLOWING THE FILING OF THE BANKRUPTCY PROCEEDINGS

    - UNCERTAINTY ATTENDANT TO MANAGING FOREIGN OPERATIONS

    PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE FISCAL YEAR ENDED APRIL 29, 2000 FOR A DISCUSSION OF OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED BY THESE FORWARD-LOOKING STATEMENTS. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

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

RECENT DEVELOPMENTS

    On March 5, 2001, the Company and all of its U.S. subsidiaries other than Mail Boxes Etc., Mail Boxes USA, Inc. and Global MailBox Express LLC filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. (IN RE U.S. OFFICE PRODUCTS COMPANY, ET AL., Case No. 01-00646 (PJW).) The 28 separate cases were procedurally (but not substantively) consolidated for joint administration. Each of the Company and the subsidiaries included in the filings will continue to operate their businesses as debtors in possession during the reorganization proceeding. The Company's foreign subsidiaries, including its Blue Star businesses in New Zealand and Australia, were not part of the Chapter 11 filing.

    In conjunction with the filing of the petitions, the Company received a commitment from The Chase Manhattan Bank for $35 million of debtor-in-possession financing to support the Company's operations during the proceeding. The Bankruptcy Court approved $25 million of this amount on an interim basis on March 6, 2001. A final hearing on the debtor-in-possession financing is scheduled for March 26, 2001. A portion of the debtor-in-possession financing is also available to Mail Boxes Etc. and its subsidiaries, which will guarantee the financing. Additional information regarding this financing is set forth below under "Liquidity and Capital Resources."

    On March 5, 2001, the Company also announced that:

    - it had entered into an agreement to sell substantially all of the assets of the US Office Products-North America office supply and office furniture business to Corporate Express, Inc. for a purchase price of $250 million in cash in consideration for the assets being sold (plus the assumption of all post-petition accounts payable and certain other post-petition liabilities associated with that business, subject to certain adjustments;

    - Mail Boxes Etc., a wholly-owned subsidiary of the Company, and its operating subsidiary, Mail Boxes USA, Inc., had entered into an asset purchase agreement to sell substantially all of their assets, including their ownership interest in Global MailBox Express LLC, to a subsidiary of United Parcel Service, Inc. for a purchase price of $200 million in cash, subject to adjustment for changes in working capital, contractual liabilities to be retained by the sellers, and allowances for certain aged receivables (which the Company estimates will result in a purchase price reduction of approximately $9 million);

    - it had signed a letter of intent to sell the remaining assets of USRefresh, the Company's vending division, to Real Time Data (the Company having completed the sale of the majority of USRefresh's office coffee businesses to Van Houtte, Inc. for $25 million, subject to certain adjustments on February 22, 2001); and

    - it had entered into an exclusive agreement to negotiate a sale of the shares of the Blue Star Group, the Company's operation in New Zealand and Australia, to Blue Star's management.

    All of these transactions are subject to various conditions, including Bankruptcy Court approval in the case of the transactions with Corporate Express and Real Time Data. Because Mail Boxes Etc. and its subsidiaries are not part of the bankruptcy proceedings, the transaction with UPS is not subject to Bankruptcy Court approval. Blue Star also is not part of the bankruptcy proceedings, but to the extent the Company is a party to any transaction involving Blue Star, Bankruptcy Court approval would be required. These transactions may not be completed or may not be completed on the terms described above, and there can be no assurance the negotiations with respect to transactions for which there is no definitive agreement will be successful. If all of these transactions are successfully negotiated and completed, the Company will have disposed of substantially all of its operating businesses.

    Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effects of such cases on the interests of creditors and shareholders. However, in light of the amount of outstanding debt (secured and unsecured) and the anticipated level of sale proceeds that the Company has been able to negotiate for asset sales, management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization or liquidation of the Company and its subsidiaries.

    The accompanying financial statements have been prepared on a going concern basis which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the planned transactions, the Company evaluated the carrying value of its deferred tax assets and intangible assets and made adjustments to reflect the carrying value of those assets. See Notes 3 and 4 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. If, in the context of the current bankruptcy proceedings, all of the pending sales are completed, it is highly unlikely that the Company would continue as a going concern. The financial statements do not include any other adjustments that might be necessary as a result of the outcome of the uncertainties discussed herein including the effects of any plan of reorganization or liquidation. At this time, the Company cannot predict what alternative strategies it might pursue, or what options might be available to it, if it were unable to sell a significant portion of its operations.

OPERATING ORGANIZATION

    At the end of fiscal 2000, the Company made changes to its management and organizational structure, affecting all of its North American businesses. The Company's office supplies (contract stationer) and office furniture (middle-market and contract furniture) businesses operated as US Office Products-North America ("USOP-NA"). The Company sold its contract furniture businesses in the third quarter of fiscal 2001. See Note 7 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The Company's office coffee and vending businesses are operated as "USRefresh." In the following discussion of "Business Segment Results of Operations," results for both fiscal 2000 and 2001 are discussed based upon the organizational structure adopted at the beginning of fiscal 2001. See Note 8 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

REPORTING OF EBITDA

    In assessing the Company's performance, management has looked to cash flow from operations and to earnings before interest expense, interest income, provision for (benefit from) income taxes, depreciation expense, amortization expense, impaired asset write-offs, operating restructuring costs, unrealized foreign currency transaction (gain) loss, equity in loss of affiliates, loss on sale or closure of businesses, and other (income) expense ("EBITDA"). EBITDA is provided because it is a measure commonly used by analysts and investors to determine a company's ability to incur and service its debt. EBITDA is not a measurement of performance under GAAP and should not be considered an alternative to net income (loss) as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

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

FACTORS AFFECTING COMPARABILITY

    The Company's results of operations in fiscal 2001 have been negatively impacted by significant non-cash charges, business divestitures and fluctuating exchange rates. These factors have had a significant impact on the Company and should be considered in comparing the Company's results of operations in fiscal 2001 to those in fiscal 2000.

SIGNIFICANT NON-CASH CHARGES

    The Company's loss before provision for (benefit from) income taxes includes the negative impact of approximately $408.2 million and $664.1 million of non-cash charges recorded during the three month and nine month periods ended January 27, 2001, respectively. These significant non-cash charges represent approximately 90% and 86% of such losses in these three month and nine month periods, respectively. These non-cash charges include the following:

    - Losses on the sale or closure of businesses totaling $54.7 million and $200.6 million during the three and nine month periods ended January 27, 2001, respectively. This loss consists primarily of the $45.4 million loss realized in the third quarter of fiscal 2001 on the sale of the Haworth contract furniture businesses and the $141.9 million loss realized in the second quarter of fiscal 2001 on the sale of Blue Star Business Supplies and the Company's remaining investment in Business Solutions during the second fiscal quarter;

    - Foreign currency transaction gains of $14.7 million during the three month period ended January 27, 2001 due to the increase in the New Zealand and Australian dollar exchange rates since October 28, 2000 and transaction losses of $50.0 million during the nine month period ended January 27, 2001 due to the decrease in the New Zealand and Australian dollar exchange rates since April 29, 2000 (see "--Effects of Fluctuating Exchange Rates");

    - Impaired asset write-offs of $364.9 million and $395.2 million during the three and nine month periods ended January 27, 2001, respectively on goodwill primarily related to USOP-NA, MBE, USRefresh in the third quarter of fiscal 2001 and the Company's equity investment in Dudley in the second quarter of fiscal 2001; and

    - An increase in amortization expense of approximately $3.3 million and $18.3 million during the three and nine month periods ended January 27, 2001 as a result of the Company's decision at the beginning of fiscal 2001 to change the amortization period related to the Company's goodwill from principally 40 years down to 15 years.

    For a detailed discussion of these non-cash charges, see "--Consolidated Results of Operations." These non-cash charges have a significant negative impact on the Company's consolidated results for the first nine months of fiscal 2001. For a discussion of the trends in revenues and EBITDA associated with the Company's business segments, as well as pro forma basis trends where applicable, see "--Business Segment Results of Operations."

DIVESTITURES

    The Company began to pursue a strategy in late fiscal 2000 to reduce debt by selling certain of its businesses. During the first nine months of fiscal 2001, the Company completed the sale of Blue Star Business Supplies, its Haworth and Herman Miller contract furniture businesses and an office supply business for total proceeds of $164.7 million. Approximately $159.4 million of such proceeds were used to reduce indebtedness.

    Throughout this process, the Company needed and obtained modifications to financial covenants contained in its bank credit facility. As the process of selling businesses continued and operational results for the Company failed to improve significantly, the Company faced increasing financial pressure to sell additional assets to reduce debt (and the associated interest costs) or consider alternative strategies, potentially including a financial reorganization of its business. Early in the fourth quarter of fiscal 2001, the Company was able to negotiate and sign an agreement to sell the assets of MBE. The Company also determined that the best interests of its stakeholders and employees would be served by accepting an offer to sell USOP-NA to Corporate Express. A condition of that offer was that the Company implement that sale through a Chapter 11 proceeding. Accordingly, on March 5, 2001 the Company signed a definitive agreement with Corporate Express and filed petitions with the Bankruptcy Court, as described under "Recent Developments" above. At the same time, the Company also completed the negotiation of a letter of intent to sell USRefresh. The Company is pursuing negotiations to sell its Blue Star businesses and is examining alternatives for its McWhorter's specialty retail business in California. As dispositions occur, the Company's revenues and EBITDA will decline.

EFFECTS OF FLUCTUATING EXCHANGE RATES

    Results of operations have been negatively affected in both fiscal 2001 and 2000 by significant declines in the exchange rates for the New Zealand and Australian dollars. Approximately one-third of the Company's revenues have historically been generated by its operations in New Zealand and Australia. As a result of the sale of Blue Star Business Supplies in October 2000, approximately one-sixth of the Company's revenues are currently generated by its operations in New Zealand and Australia. Consequently, the Company's results of operations, cash flows, and financial position will continue to be affected by fluctuations in foreign currency exchange rates, but to a lesser extent than in prior periods. The exchange rate for the New Zealand dollar ("NZD"), as compared to the U.S. dollar ("USD"), declined approximately 11.3% (from USD$0.55 to USD$0.49) during fiscal 2000 and declined an additional 10.4% (from USD$0.49 to USD$0.44) from the start of fiscal 2001 through January 27, 2001. The exchange rate for the Australian dollar ("AUD"), as compared to the USD, declined approximately 9.9% (from USD$0.65 to USD$0.59) during fiscal 2000 and has declined an additional 7.3% (from USD$0.59 to USD$0.55) from the start of fiscal 2001 through January 27, 2001. See "--Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures about Market Risk--Foreign Currency Exchange Rate Risk." As a result, the U.S. dollar value of revenues from operations in New Zealand and Australia has declined.

    Declines in foreign currency exchange rates also could reduce the USD proceeds to the Company from any sale of assets outside of the United States, if the Company is paid in New Zealand or Australian dollars or if a buyer values such non-U.S. assets on the basis of their cash flows after translation to USD. From January 27, 2001 through March 16, 2001, the exchange rates for the NZD and AUD have decreased by approximately 6.1% (from USD$0.44 to USD$0.41) and 9.7% (from USD$0.55 to USD$0.49), respectively. These currencies have been volatile during fiscal 2001, and there can be no assurance as to whether such decreases will continue. The currencies could decline or rise further. See "--Fluctuations in Quarterly Results of Operations."

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 27, 2001, COMPARED TO THREE MONTHS ENDED JANUARY 22,
  2000

REVENUES

    Revenues decreased 28.5%, from $624.4 million for the three months ended January 22, 2000, to $446.3 million for the three months ended January 27, 2001. The decrease in revenues was due primarily to (i) the sale of thirteen businesses after the beginning of the third quarter of fiscal 2000 (the most significant of which were 60% of the Blue Star Group's technology division ("Business Solutions") in December 1999 and Blue Star Business Supplies in October 2000), and (ii) 18.2% (from USD$0.51 to USD$0.42) and 17.5% (from USD$0.65 to USD $0.54) declines in the average exchange rates of the NZD and AUD, respectively, versus the third quarter of fiscal 2000. On a pro forma basis, giving effect to the acquisitions and business closures and divestitures completed after the beginning of fiscal 2000, as if such transactions had been completed as of the beginning of fiscal 2000, and assuming that the average exchange rates for the New Zealand and Australian dollars in the three months ended January 22, 2000 were equal to the average exchange rates for the three months ended January 27, 2001 ("Pro Forma Currency Adjusted"), revenues declined by 3.2%. This decline was due primarily to decreases in sales in the North American office supplies and mid-market office furniture businesses, partially offset by increases in sales in the Blue Star Group's print and retail businesses and at USRefresh.

GROSS PROFIT

    Gross profit decreased 31.5%, from $174.8 million for the three months ended January 22, 2000, to $119.7 million for the three months ended January 27, 2001. The decrease in gross profit dollars is due primarily to a decline in revenues resulting from the divestiture of several high margin businesses since the beginning of the third quarter of fiscal 2000 and the decline in the exchange rates for the NZD and AUD. See "--Introduction--Factors Affecting Comparability-- Effects of Fluctuating Exchange Rates." On a Pro Forma Currency Adjusted basis, gross profit decreased 5.9%, primarily due to the decline in Pro Forma Currency Adjusted revenues. Gross profit as a percentage of revenues ("gross margin") decreased from 28.0% for the three months ended January 22, 2000, to 26.8% for the three months ended January 27, 2001. The decrease in gross margin, on a consolidated basis, was driven primarily by the divestiture of several high margin businesses and gross margin declines in USOP-NA and at the Blue Star Group's print and retail businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased 18.7%, from $157.9 million for the three months ended January 22, 2000, to $128.3 million for the three months ended January 27, 2001. The decrease in selling, general and administrative expenses is due primarily to the decline in revenues as a result of business divestitures (which reduces variable expenses) and the decline in the exchange rates for the NZD and AUD. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates." On a Pro Forma Currency Adjusted basis, selling, general and administrative expenses increased 11.9%. As a percentage of revenues, selling, general and administrative expenses increased from 25.3% for the three months ended January 22, 2000, to 28.8% for the three months ended January 27, 2001. This increase was primarily due to the incurrence of costs related to information system implementations in the Blue Star Group's retail businesses, an increase in expenses associated with outside legal and financial advisors engaged by the Company in connection with its review of strategic alternatives, various financing matters, and its divestiture of certain businesses, and compensation expenses associated with employee retention.

    During the third quarter of fiscal 2001, the Company's Board of Directors, working with a nationally recognized compensation consultant, began to implement revised compensation programs to promote employee retention. These programs include both key employee incentives and a broad-based severance and retention program applicable to a significant number of the Company's employees. In March 2001, the Company requested that the Bankruptcy Court approve the implementation of the broad-based severance and retention program. As part of its agreement to acquire the business of USOP-NA, Corporate Express has agreed to assume a significant portion of the costs of the severance and retention program for USOP-NA employees (including both sales and non-sales associates).

AMORTIZATION EXPENSE

    Amortization expense increased $1.3 million from $5.9 million for the three months ended January 22, 2000 to $7.2 million for the three months ended January 27, 2001. This increase was primarily the result of the Company's decision to revise the amortization period for goodwill associated with all of its businesses, except MBE, from principally 40 years down to 15 years. The increase is partially offset by the impact of the decline in the exchange rates for the New Zealand and Australian dollars and the sale of Blue Star Business Supplies. See Note 3 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

IMPAIRED ASSET WRITE-OFFS

    In March 2001, the Company announced the execution of definitive agreements to sell the assets of USOP-NA and MBE, and its execution of a letter of intent to sell the assets of the remaining portion of its USRefresh business. The Company expects that these sales will be completed late in fiscal 2001 or early in fiscal 2002, although there can be no assurance in this regard. See "Introduction--Recent Developments." As a result of these developments, which the Company views as an expectation by it that it will exit these businesses in the near term, the future undiscounted cash flow projections are less than the carrying value of the related unamortized goodwill, thus indicating impairment. Therefore, the Company recorded an impairment loss of $365.0 million, equal to the excess of the carrying value over the future discounted cash flows of USOP-NA, USRefresh and MBE, during the three months ended January 27, 2001. See
Note 4 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

    During the three months ended January 22, 2000, the Company sold 60% of Business Solutions. As a result of the sale, the Company recorded an impairment loss of $2.2 million, representing the carrying value of the unamortized goodwill. In addition, the Company decided to discontinue the use of certain internally developed software during the three months ended January 22, 2000. As a result, the company recorded an impairment loss of $3.8 million, the net book value of the software at the date the Company made the decision to abandon the use of the software.

OPERATING RESTRUCTURING COSTS

    The Company recorded operating restructuring costs of $2.9 million and $0.7 million during the three months ended January 27, 2001, and January 22, 2000, respectively, related to the approval and commencement of restructuring plans at a limited number of operating locations. These plans relate primarily to the consolidation of facilities and job functions, which include the costs of exiting such facilities and severance to employees who have been notified that their jobs will be eliminated. In view of the Company's announced agreement to sell USOP-NA and its execution of a letter of intent to sell USRefresh, the Company does not expect to implement significant additional restructuring plans in the future or record significant additional operating restructuring related costs.

INTEREST EXPENSE

    Interest expense, net of interest income, increased $0.3 million, from $28.2 million for the three months ended January 22, 2000, to $28.5 million for the three months ended January 27, 2001. This increase is due primarily to higher interest rates under the Company's credit facility, partially offset by reductions in the Company's debt levels due to the repayment of debt with the proceeds from divestitures. Since the filing of the bankruptcy petitions on March 5, 2001, the Company has ceased making interest payments on outstanding borrowings, other than in respect of debtor-in-possession financing and certain financing arrangements related to operating assets. The Company will continue to accrue interest expenses on its financial statements but will not make cash interest payments during the pendency of the bankruptcy proceedings, other than pursuant to the terms of its debtor-in-possession financing and applicable asset financing arrangements. See "--Liquidity and Capital Resources--Long-Term Debt."

UNREALIZED FOREIGN CURRENCY TRANSACTION (GAIN) LOSS

    The Company recorded an unrealized foreign currency transaction gain of $14.7 million during the three months ended January 27, 2001. This gain represents the impact of the increase in valuation of the NZD and AUD on intercompany loans to, and the related accrued interest due from, the Blue Star Group. The NZD increased from approximately USD $0.40 at October 28, 2000 to approximately USD $0.44 at January 27, 2001. The AUD increased from approximately USD $0.52 at October 28, 2000 to approximately USD $0.55 at January 27, 2001. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates," "-Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures about Market Risk--Foreign Currency Exchange Rate Risk."

    During the three months ended January 22, 2000, the Company recorded an unrealized foreign currency transaction loss of $0.1 million. This loss was the result of a decline in the NZD from USD $0.52 at October 23, 1999 to approximately USD $0.51 at January 22, 2000. The AUD increased from approximately USD$0.65 at October 23, 1999 to approximately USD $0.67 at January 22, 2000.

EQUITY IN LOSS OF AFFILIATES

    The equity in loss of affiliates primarily represents the Company's proportionate share of the operating results of its investment in Dudley. The equity in loss of affiliates decreased from a loss of $4.2 million for the three months ended January 22, 2000 to a loss of $2.0 million in the three months ended January 27, 2001. The decrease in the loss is due primarily to a charge of approximately $1.8 million related to the write-down of Dudley's investment in an office supplies related joint venture in Poland during the three months ended January 22, 2000.

LOSS ON SALE OR CLOSURE OF BUSINESSES

    The Company recorded a loss of $54.7 million related to the sales of the Haworth and Herman Miller contract furniture businesses and one office supply business and the closure of one mid-market furniture business for the three months ended January 27, 2001.

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

OTHER (INCOME) EXPENSE

    Other expenses increased from $0.2 million for the three months ended January 22, 2000 to $0.3 million for the three months ended January 27, 2001.

INCOME TAXES

    The provision for income taxes of $43.2 million for the three months ended January 27, 2001 reflects the recording of an income tax benefit at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes, offset by the establishment of a valuation allowance against all of the Company's deferred tax assets. The Company established valuation allowances totaling
$78.3 million during the three months ended January 27, 2001 against the Company's domestic Federal and state net operating losses as it is more likely than not these items will expire before the Company is able to realize their benefits. See Note 3 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

    The benefit from income taxes of $10.0 million for the three months ended January 22, 2000 represents an effective income tax benefit rate of 27.6%. The effective income tax benefit rate reflects the recording of an income tax benefit at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective income tax benefit rate was reduced to reflect non-deductible goodwill amortization expense.

NINE MONTHS ENDED JANUARY 27, 2001 COMPARED TO NINE MONTHS ENDED JANUARY 22,
  2000

REVENUES

    Revenues decreased 19.4%, from $1,892.5 million for the nine months ended January 22, 2000, to $1,525.3 million for the nine months ended January 27, 2001. The decrease in revenues was due primarily to (i) the sale of nine businesses during fiscal 2000 (the most significant of which was the sale of 60% of Business Solutions), (ii) the sale of businesses since the beginning of fiscal 2001 (the most significant of which were the sales of Blue Star Business Supplies and the Haworth and Herman Miller contract furniture businesses), and
(iii) the 16.6% (from USD$0.53 to USD$0.44) and 13.9% (from USD$0.65 to USD$0.56) declines in the average exchange rates of the New Zealand and Australian dollars, respectively, versus the nine months ended January 22, 2000. On a Pro Forma Currency Adjusted Basis, revenues decreased 1.7% due primarily to a decrease in sales in the North American office supplies and office furniture businesses, partially offset by increases in sales in the Blue Star Group's print and retail businesses and at USRefresh.

GROSS PROFIT

    Gross profit decreased 24.4%, from $528.7 million for the nine months ended January 22, 2000, to $399.5 million for the nine months ended January 27, 2001. The decrease in gross profit dollars is due primarily to a decline in revenues resulting from the divestiture of several businesses in fiscal 2000 and 2001 and the decline in the exchange rates for the New Zealand and Australian dollars. See "--Introduction--Factors Affecting Comparability-- Effects of Fluctuating Exchange Rates." On a Pro Forma Currency Adjusted basis, gross profit decreased 6.0% as a result of the decrease in revenues and declines in gross margins at USOP-NA. Pro Forma Currency Adjusted gross margin decreased from 28.5% for the nine months ended January 22, 2000, to 27.2% for the nine months ended
January 27, 2001. The decrease in Pro Forma Currency Adjusted gross margin, on a consolidated basis, was driven primarily by declines in gross margin in USOP-NA and at the Blue Star Group's print and retail businesses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased 16.8%, from $477.3 million for the nine months ended January 22, 2000, to $397.1 million for the nine months ended January 27, 2001. The decrease in selling, general and administrative expenses is due primarily to the divestitures during fiscal 2000 and 2001 and the decline in the exchange rates for the New Zealand and Australian dollars. See "--Introduction--Factors Affecting
Comparability--Effects of Fluctuating Exchange Rates." On a Pro

Forma Currency Adjusted basis, selling, general and administrative expenses increased 5.9%. As a percentage of revenues, selling, general and administrative expenses increased from 25.2% for the nine months ended January 22, 2000, to 26.0% for the nine months ended January 27, 2001. This increase was primarily due to the incurrence of costs related to information system implementations in the Blue Star Group's retail businesses, an increase in expenses associated with outside legal and financial advisors engaged by the Company in connection with its review of strategic alternatives, various financing matters, and its divestiture of certain businesses, and compensation expenses associated with employee retention.

AMORTIZATION EXPENSE

    Amortization expense increased $13.9 million from $18.1 million for the nine months ended January 22, 2000 to $32.1 million for the nine months ended
January 27, 2001. This increase was the result of the Company's decision to revise the amortization period for goodwill associated with all of its businesses, except MBE, from principally 40 years down to 15 years. The change in the amortization period resulted in an increase in amortization expense during the nine months ended January 27, 2001 of approximately $19.1 million. The increase was partially offset by the impact of the decline in the exchange rates for the New Zealand and Australian dollars and the sale of Blue Star Business Supplies during the second quarter of fiscal 2001. See Note 3 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

IMPAIRED ASSET WRITE-OFFS

    In addition to the $365.0 million of goodwill impairment losses recorded in the third quarter of fiscal 2001 related to USOP-NA, MBE and USRefresh (see "--Three Months Ended January 27, 2001, Compared to Three Months Ended
January 22, 2000--Impaired Asset Write-Offs."), during the three months ended October 28, 2000, the Company evaluated the recoverability of its equity interest in Dudley due to continuing negative operating results at that business. The Company determined that the carrying value of the investment exceeded the Company's proportionate share of Dudley's future undiscounted cash flow projections. As a result, the Company recognized an impairment loss of $27.9 million, which reduced the Company's investment by the amount equal to the excess of the carrying value of the investment over the Company's proportionate share of Dudley's future undiscounted cash flows. See Note 4 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, the Company made the decision to close one of its furniture businesses. As a result of this decision, future undiscounted cash flow projections were less than the carrying value of the related unamortized goodwill, thus indicating impairment. Therefore, the Company recorded an impairment loss of $2.4 million, representing the carrying value of the unamortized goodwill.

OPERATING RESTRUCTURING COSTS

    The Company recorded operating restructuring costs of $8.0 million and $7.8 million during the nine months ended January 27, 2001, and January 22, 2000, respectively, related to the approval and commencement of restructuring plans at a limited number of operating locations. These plans relate primarily to the consolidation of facilities and job functions, which include the costs of exiting such facilities and severance to employees who have been notified that their jobs will be eliminated.

INTEREST EXPENSE

    Interest expense, net of interest income, increased 5.5%, from $82.2 million for the nine months ended January 22, 2000, to $86.7 million for the nine months ended January 27, 2001. This increase is due primarily to higher interest rates under the Company's credit facility. See "--Three Months Ended

January 27, 2001, Compared to Three Months Ended January 22, 2000--Interest Expense;" "--Liquidity and Capital Resources--Long-Term Debt."

UNREALIZED FOREIGN CURRENCY TRANSACTION (GAIN) LOSS

    The Company recorded an unrealized foreign currency transaction loss of $50.0 million during the nine months ended January 27, 2001. This loss represents the impact of the devaluation of the New Zealand and Australian dollars on intercompany loans to, and the related accrued interest due from, the Blue Star Group. The NZD declined from approximately USD $0.49 at April 29, 2000 to approximately USD $0.44 at January 27, 2001. The AUD declined from approximately USD $0.59 at April 29, 2000 to approximately USD $0.55 at
January 27, 2001. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates," "--Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures about Market Risk--Foreign Currency Exchange Rate Risk."

    During the nine months ended January 22, 2000, the Company recorded an unrealized foreign currency transaction loss of $25.9 million. This loss was the result of a decline in the NZD from USD $0.55 at April 24, 1999 to approximately USD $0.51 at January 22, 2000. The AUD increased from approximately USD $0.65 at April 24, 1999 to approximately USD $0.67 at January 22, 2000.

EQUITY IN LOSS OF AFFILIATES

    The equity in loss of affiliates primarily represents the Company's proportionate share of the operating results of its investment in Dudley. The equity in loss of affiliates decreased from $6.3 million for the nine months ended January 22, 2000 to $3.3 million in the nine months ended January 27, 2001. The decrease in the loss is due primarily to gains at Dudley during the second quarter of fiscal 2001 that resulted from a sale-leaseback transaction involving Dudley's national distribution facility and the sale of Dudley's office automation business. In addition, during the nine months ended
January 22, 2000 Dudley wrote down its investment in an office supplies related joint venture in Poland.

LOSS ON SALE OR CLOSURE OF BUSINESSES

    The Company recorded a loss of $200.6 million on the sale of businesses (including Blue Star Business Supplies, an Australian paper supply business, the Haworth and Herman Miller contract furniture businesses, and one office supply business) and the closure of one business during the nine months ended
January 27, 2001.

    The loss on sale of businesses of $11.8 million for the nine months ended January 22, 2000 represents the net impact of gains and losses on the sale of six businesses in North America and two businesses in New Zealand and Australia and includes losses on the disposal of various real estate properties in New Zealand.

OTHER (INCOME) EXPENSE

    The change in other (income) expense from expense of $0.7 million for the nine months ended January 22, 2000 to income of $3.2 million for the nine months ended January 27, 2001 is due primarily to a $4.0 million gain on the sale of 1,152,500 shares of Stamps.com common stock in a series of open market transactions during fiscal 2001. See Note 5 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

INCOME TAXES

    The provision for income taxes of $33.9 million for the nine months ended January 27, 2001 reflects the recording of an income tax benefit at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes, offset by the establishment of a valuation allowance against all of the Company's deferred tax assets in the third quarter of fiscal 2001. The Company established valuation allowances totaling
$112.6 million during the nine months ended January 27, 2001 against the Company's federal, state and foreign net operating losses as it is more likely than not these items will expire before the Company is able to realize their benefits. See Note 3 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

    The benefit from income taxes of $26.3 million for the nine months ended January 22, 2000 represents an effective income tax benefit rate of 24.5%. The effective income tax benefit rate reflects the recording of an income tax benefit at the federal statutory rate of 35.0%, plus appropriate state, local and foreign taxes. The effective income tax benefit rate was reduced to reflect non-deductible goodwill amortization expense.

BUSINESS SEGMENT RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 27, 2001, COMPARED TO THREE MONTHS ENDED JANUARY 22,
  2000

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

    NORTH AMERICAN OFFICE SUPPLIES--Revenues for the three months ended
January 27, 2001 decreased 7.0% on a historical basis versus the three months ended January 22, 2000. EBITDA for the three months ended January 27, 2001 decreased approximately 9.8% on a historical basis versus the three months ended January 22, 2000. The decrease in EBITDA is due primarily to a decline in revenues resulting from the residual impact of certain disruptive operating changes made during fiscal 2000, including system conversions, facility consolidations and the conversion to a single wholesaler relationship. In addition, selling, general and administrative expenses increased, as a percentage of revenues, due primarily to the fixed cost structure within the Company's office supply businesses, which were incurred against a lower level of revenues versus the three months ended January 22, 2000.

    NORTH AMERICAN OFFICE FURNITURE--Revenues for the three months ended
January 27, 2001 decreased 35.2% on a historical basis and decreased 18.6% on a pro forma basis versus the three months ended January 22, 2000. EBITDA for the three months ended January 27, 2001 decreased $6.0 million on a historical basis and $0.8 million on a pro forma basis versus the three months ended January 22, 2000. The decreases in revenues and EBITDA on a historical basis are due to the sales of the Haworth and Herman Miller contract furniture businesses and the closure of one furniture business since the beginning of fiscal 2001. The decreases in revenues and EBITDA on a pro forma basis are due primarily to poor performance at the mid-market furniture business. In addition to declines in revenues, gross profit has declined and selling, general and administrative expenses increased, as a percentage of revenues, due primarily to the fixed cost structure within the Company's mid-market furniture businesses, which were incurred against a lower level of revenues (within the mid-market furniture business) versus the three months ended January 22, 2000.

    NORTH AMERICAN CORPORATE--EBITDA for the three months ended January 27, 2001 decreased by $3.7 million on a historical basis versus the three months ended January 22, 2000. The decrease in EBITDA is due primarily to an increase in compensation expense associated with employee retention.

    USREFRESH--Revenues for the three months ended January 27, 2001 increased 8.5% on a historical basis and 5.5% on a pro forma basis versus the three months ended January 22, 2000. The increase on a historical basis is partially attributed to the acquisition of a vending business in the first quarter of fiscal 2001. The increase in revenues on a pro forma basis is primarily the result of sales growth in the vending businesses due to an increase in the number of sales personnel. EBITDA for the three months ended January 27, 2001 increased 21.5% on a historical basis and 12.9% on a pro forma basis versus the three months ended January 22, 2000. The increase in EBITDA on a pro forma basis is due primarily to the 80 basis point improvement in gross margins, partially offset by an increase in selling, general and administrative expenses arising from the costs associated with the addition of sales personnel and the development of a separate corporate management team.

    BLUE STAR GROUP--Revenues for the three months ended January 27, 2001 decreased 59.6% on a historical basis versus the three months ended January 22, 2000 and increased 8.0% on a Pro Forma Currency Adjusted basis. The decrease on a historical basis is due primarily to the sale of 60% of Business Solutions during the second quarter of fiscal 2000, the sale of Blue Star Business Supplies during the third quarter of fiscal 2001, and significant declines in the exchange rates for the New Zealand and Australian dollars. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates," "--Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures about Market Risk--Foreign Currency Exchange Rate Risk." On a Pro Forma Currency Adjusted basis, the increase is due primarily to increases in sales in both the print and retail businesses. EBITDA for the three months ended January 27, 2001 decreased 47.8% on a historical basis due primarily to the divestitures of Business Solutions and Blue Star Business Supplies and the declines in the exchange rates for the New Zealand and Australian dollars. On a Pro Forma Currency Adjusted basis, EBITDA for the three months ended January 27, 2001 declined 3.1% versus the three months ended January 22, 2000, due primarily to declines in gross margins in the Blue Star Group's print and retail businesses, arising from the negative impact of sluggish economic conditions in New Zealand. In addition, general and administrative expenses increased in the retail businesses as a result of costs incurred in conjunction with information system implementations.

    MBE--Revenues for the three months ended January 27, 2001 increased 0.5% versus the three months ended January 22, 2000. EBITDA for the three months ended January 27, 2001 decreased approximately 27.3%, versus the three months ended January 22, 2000. This decrease in EBITDA is primarily the result of an increase in general and administrative expenses due to MBE's technology initiatives.

    OTHER--Revenues for the three months ended January 27, 2001 decreased 37.6% on a historical basis and 1.6% on a pro forma basis versus the three months ended January 22, 2000. The decrease in revenues on a historical basis is due to the sale of four non-core businesses in fiscal 2000. EBITDA for the three months ended January 27, 2001 decreased approximately $7.6 million on a historical basis and $8.7 million on a pro forma basis versus the three months ended January 22, 2000. On a historical basis, the decrease is primarily the result of the sale of certain of its businesses and an increase in general and administrative expenses associated with outside legal and financial advisors engaged by the Company in connection with its review of strategic alternatives, various financing matters, and its divestiture of certain businesses, and compensation expenses associated with employee retention. Since January 27, 2001, the Company has incurred significant additional professional fees associated with its asset sale activities and the filing of its bankruptcy petitions. As a result of the bankruptcy filing, the Company expects to incur approximately $1.0-$2.0 million in fees on a monthly basis related to the work of its outside professional advisors for the forseeable future.

NINE MONTHS ENDED JANUARY 27, 2001, COMPARED TO NINE MONTHS ENDED JANUARY 22,
  2000

    NORTH AMERICAN OFFICE SUPPLIES--Revenues for the nine months ended
January 27, 2001 decreased 3.7% on a historical basis versus the nine months ended January 22, 2000. EBITDA for the nine months ended January 27, 2001 decreased approximately 14.9% on a historical basis versus the nine months ended January 22, 2000. The decrease in EBITDA is due primarily to a 100 basis point decline in gross margins resulting from the residual impact of certain disruptive operating changes made during fiscal 2000, including system conversions, facility consolidations and the conversion to a single wholesaler relationship. In addition, selling, general and administrative expenses increased, as a percentage of revenues, due primarily to the fixed cost structure within the Company's office supply businesses, which were incurred against a lower level of revenues versus the nine months ended January 22, 2000.

    NORTH AMERICAN OFFICE FURNITURE--Revenues for the nine months ended
January 27, 2001 decreased 9.9% on a historical basis and 14.3% on a pro forma basis versus the nine months ended January 22, 2000. EBITDA for the nine months ended January 27, 2001 decreased $7.5 million on a historical basis and $1.6 million on a pro forma basis versus the nine months ended January 22, 2000. The decreases in revenues and EBITDA on a historical basis are due primarily to the sales of the Haworth and Herman miller contract furniture businesses and closure of one furniture business since the beginning of fiscal 2001. The decreases in revenues and EBITDA on a pro forma basis are due primarily to poor performance at the mid-market furniture business. In addition to declines in revenues, gross profit has declined and selling, general and administrative expenses increased, as a percentage of revenues, due primarily to the fixed cost structure within the Company's mid-market furniture businesses, which were incurred against a lower level of revenues (within the mid-market furniture business) versus the nine months ended January 22, 2000.

    NORTH AMERICAN CORPORATE--EBITDA for the nine months ended January 27, 2001 decreased $1.8 million on a historical basis versus the nine months ended January 22, 2000. The decrease in EBITDA is due primarily to an increase in compensation expense associated with employee retention.

    USREFRESH--Revenues for the nine months ended January 27, 2001 increased 8.6% on a historical basis and 6.3% on a pro forma basis versus the nine months ended January 22, 2000. The increase on a historical basis is partially attributed to the acquisition of a vending business in the first quarter of fiscal 2001. The increase in revenues on a pro forma basis is primarily the result of sales growth in the vending businesses due to an increase in the number of sales personnel. EBITDA for the nine months ended January 27, 2001 increased 6.1% on a historical basis and 0.7% on a pro forma basis due primarily to an increase in gross profit, partially offset by an increase in selling, general and administrative expenses arising from the costs associated with the addition of sales personnel and the development of a separate corporate management team.

    BLUE STAR GROUP--Revenues for the nine months ended January 27, 2001 decreased 44.4% on a historical basis versus the nine months ended January 22, 2000 and increased 4.0% on a Pro Forma Currency Adjusted basis. The decrease on a historical basis is due to the sale of 60% of Business Solutions during the third quarter of fiscal 2000, the sale of the Blue Star Business Supplies during the second quarter of fiscal 2001, and the significant declines in the exchange rates for the New Zealand and Australian dollars. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates," "--Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures about Market Risk--Foreign Currency Exchange Rate Risk." The increase in revenues on a Pro Forma Currency Adjusted basis is due primarily to sales growth in both the print and retail businesses. EBITDA for the nine months ended January 27, 2001 decreased 52.3% on a historical basis due primarily to the divestitures of Business Solutions and Blue Star Business Supplies and the declines in the exchange rates for the New Zealand and Australian dollars. On a Pro Forma Currency Adjusted basis, EBITDA for the nine months ended January 27, 2001 declined 17.9% versus the nine months ended January 22, 2000, due primarily to declines in gross margins in the Blue Star Group's print and retail businesses, arising from the negative impact of sluggish economic conditions in New Zealand. In addition, general and administrative expenses in the retail businesses increased as a result of costs incurred in conjunction with information system implementations.

    MBE--Revenues for the nine months ended January 27, 2001 increased 5.7% versus the nine months ended January 22, 2000. The increase in revenues is primarily due to growth in royalties, as MBE continues to grow the number of MBE franchised centers open around the world. EBITDA for the nine months ended January 27, 2001 was flat versus the nine months ended January 22, 2000 due primarily to an increase in revenues, partially offset by an increase in general and administrative expenses associated with MBE's technology initiatives.

    OTHER--Revenues for the nine months ended January 27, 2001 decreased 59.3% on a historical basis and 1.8% on a pro forma basis versus the nine months ended January 22, 2000. The decrease in revenues on a historical basis is due to the sale of four non-core businesses in fiscal 2000. On a pro forma basis, the decrease in revenues is due to a decline in sales in the Company's specialty retail business due to the closure of two stores. EBITDA for the nine months ended January 27, 2001 decreased approximately $13.5 million on a historical basis and $11.1 million on a pro forma basis versus the nine months ended January 22, 2000. On a historical basis, the decrease is primarily the result of the sale of certain of its businesses and an increase in general and administrative expenses associated with outside legal and financial advisors engaged by the Company in connection with its review of strategic alternatives, various financing matters, and its divestiture of certain businesses, and compensation expenses associated with employee retention. See "--Introduction--Factors Affecting Comparability--Divestitures."

LIQUIDITY AND CAPITAL RESOURCES

CASH AND WORKING CAPITAL

    At January 27, 2001, the Company had cash and cash equivalents of approximately $37.3 million. Approximately $19.3 million of the Company's cash on hand was in New Zealand and Australia and is being used to fund the liquidity requirements of the Blue Star businesses.

    At January 27, 2001, the Company had total debt outstanding of $1,110.9 million, consisting of $700.0 in secured bank financing under the Company's credit facility, $361.8 million principal amount of its Senior Subordinated Notes due 2008 (the "2008 Notes"), $19.8 million outstanding under certain credit facilities in New Zealand secured by substantially all of the assets of the Blue Star Group, and $29.3 of other unsecured indebtedness, and had available borrowings of approximately $23.3 million under its revolving credit facility.

    As a result of the filing of the bankruptcy petitions on March 5, 2001, all of the Company's outstanding borrowings became immediately due and payable, subject to the outcome of the bankruptcy proceedings. In addition, the Company does not have access to any amounts under its pre-petition credit facilities, although the Blue Star Group facilities remain available to the Blue Star Group. See "Item 3--Defaults Upon Senior Securities."

    In conjunction with the filing of the bankruptcy petitions, the Company received a commitment from The Chase Manhattan Bank for $35 million of debtor-in-possession financing ("DIP Financing") to support its operations during the proceeding. On March 6, 2001, the Bankruptcy Court approved $25 million of the DIP Financing on an interim basis and the Company expects to receive approval for the additional $10 million in DIP Financing at the final hearing on March 26, 2001. A portion of the DIP facility is also available for MBE and its subsidiaries, which will guarantee the financing. The financing bears interest at a floating rate equal to, at the Company's option, 1.75% above the bank's base rate or 2.75% over a eurodollar rate. The loan is guaranteed by all of the Company's domestic subsidiaries and must be repaid out of the proceeds of all sales, leases, transfers or other dispositions of the assets of the Company and any domestic subsidiary. The loan is subject to a borrowing base and customary financial covenants. The loan matures on the earlier of July 31, 2001 or the commencement of a plan of reorganization. The commitment fee for the unused portion of the facility is fixed at 0.5%. The Company expects that cash flows from operations and borrowings under the DIP Financing will be sufficient to support reasonably anticipated liquidity needs through July 31, 2001. In addition, the Blue Star Group continues to have access to local credit facilities in New Zealand that the Company believes are sufficient to satisfy the liquidity needs of those businesses. Should the Company require access to additional borrowings, there can be no assurance that such additional borrowings would be made available.

LONG-TERM DEBT--CHANGES DURING THE THIRD QUARTER OF FISCAL 2001

    In January 2001, the Company and its bank lenders further amended the Company's credit facility. The credit facility, as amended, provided for an aggregate principal amount of approximately $1.1 billion, consisting of (i) a seven-year term loan facility totaling $200.0 million, (ii) a seven-year revolving credit facility totaling $150.0 million, (iii) a seven-year multi-draw term loan facility totaling $34.2 million, and (iv) an eight-year term loan facility totaling $675.0 million. Interest rates on such borrowings bear interest, at the Company's option, at the lending bank's base rate plus an applicable margin of up to 2.0%, or a eurodollar rate plus an applicable margin of up to 4.0%. These margins reflect increases of 1.25% to 1.50% on all loans as a result of the amendments to the credit facility in fiscal 2001. The commitment fee for the revolving credit facility is fixed at 0.5%.

    The January 2001 amendment provided the Company with additional liquidity by permitting the Company to retain $10 million from the proceeds of each of the Company's first two asset sales following the amendment. In addition, in conjunction with the amendment, The Chase Manhattan Bank was permitted to extend a $10 million revolving credit line to the Company (the "Chase Facility"), which was available to the Company until the completion of its first asset sale following the amendment. As a result of this increase in the amount of permitted asset disposition proceeds that the Company was allowed to retain, in February, the Company applied $10 million of the $17 million in proceeds from the sale of the majority of its office coffee business to Van Houtte, Inc. against the outstanding balance on its revolving credit facility. In accordance with the amendment, the remaining $7 million in proceeds was also applied against the outstanding balance on its revolving credit facility; however, this $7 million repayment permanently reduced the revolving credit facility commitment from $150 million to $143 million. At the time of the transaction with Van Houtte, there was no amount outstanding under the Chase Facility. The Chase Facility was not available to the Company after the completion of the Van Houtte transaction.

    Also as a result of the January 2001 amendment, the financial covenants in the Company's bank credit facility agreement were waived through June 1, 2001. The waiver was subject to the Company negotiating and completing the sale of one business unit by March 15, 2001 and generating net cash proceeds from asset sales of at least $250 million by April 28, 2001.

    On February 1, 2001, the maturity date of the Company's convertible subordinated notes due 2001, the Company paid the $12.8 million outstanding principal amount.

    In December 2000, the Company's Blue Star Group subsidiaries entered into a credit facility with Credit Suisse First Boston New Zealand to provide for up to USD$35 million in borrowings by the Blue Star Group. The facility is denominated in New Zealand dollars and is secured by guarantees of all of the Blue Star Group businesses, as well as a lien on substantially all of their assets. The proceeds from the sale of any of the remaining Blue Star Group businesses must be used to repay outstanding amounts under this facility. This borrowing arrangement was permitted under the terms of the Company's U.S. credit facility.

    The Company's obligations under its pre-petition credit facility are guaranteed by its domestic subsidiaries. These facilities are collateralized by substantially all of the assets of the Company and its domestic subsidiaries. The 2008 Notes are not secured but are guaranteed by the Company's domestic subsidiaries. See Note 9 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

CASH FLOWS

    During the nine months ended January 27, 2001, net cash used in operating activities was $114.7 million. This use of cash includes the payment of $91.2 million in interest expense which became payable during the nine months ended January 27, 2001, partially offset by an income tax refund of $22.1 million. Net cash provided by investing activities for the nine months ended January 27, 2001, was $136.1 million, including $164.7 million in proceeds from sales of businesses, $8.7 million in proceeds from sales of investments, offset by $27.3 million used for net additions to property and equipment, $4.4 million used for investments in affiliate and $2.1 million paid related to an acquisition. Net borrowings decreased by $23.8 million, consisting of payments of $120.9 million, offset by $97.2 million of additional borrowings on the Company's credit facilities.

    During the nine months ended January 22, 2000, net cash used in operating activities was $35.9 million. This use of cash included the payment of $84.1 million in interest expense which became payable during the period. Net cash provided by investing activities for the nine months ended January 22, 2000, was $37.8 million, including proceeds from the sale of businesses and real estate of $103.3 million, partially offset by $51.5 million used for net additions to property and equipment, $9.3 million paid for an acquisition, and $6.0 million used for investment in affiliates, Net borrowings decreased
$55.3 million consisting of payments of $111.4 million, offset by $56.1 million of additional borrowings on the Company's revolving credit facility.

FOREIGN CURRENCY

    During the nine months ended January 27, 2001, there was a net reduction in stockholders' (deficit) equity, through a cumulative translation adjustment of approximately $5.0 million, reflecting primarily the impact of the declining currency exchange rate on the Company's investments in its New Zealand subsidiaries. In addition, the devaluation throughout the year has adversely affected the return on the Company's investment in its New Zealand and Australian operations. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates." The Company cannot predict whether exchange rates will increase or decline in the future. If exchange rates were to decline further, the Company's return on assets and equity from its New Zealand and Australian operations would be further depressed. Subsequent to January 27, 2001, the New Zealand dollar weakened against the USD. As of March 16, 2001, the NZD equaled USD $0.41 (a decrease from USD $0.44 at January 27, 2001).

    In addition to the impact of the declining currency exchange rate, the Company realized certain translation losses upon the sale of Blue Star Business Supplies. Translation losses are realized upon the divestiture of foreign subsidiaries and are recognized in the consolidated statement of operations. During the second quarter of fiscal 2001, the Company completed the divestiture of Blue Star Business Supplies unit and realized $65.3 million in translation losses. These translation losses were reclassified from accumulated other comprehensive loss to the consolidated statement of operations during the second quarter of fiscal 2001 and were recorded as a component of the loss on sale or closure of businesses.

    The Company does not consider its intercompany loans to Blue Star to be a long-term investment. Accordingly, during the nine months ended January 27, 2001 and January 22, 2000, the Company recorded unrealized foreign currency transaction losses of $50.0 million and $25.9 million, respectively, related to its intercompany loans with Blue Star as a component of net income. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates."

    If the Company successfully negotiates and completes sales of its remaining Blue Star Group businesses, it expects that it will realize significant additional translation losses. Foreign currency translation adjustments are recorded as other comprehensive income (loss), a component of stockholders equity. Foreign currency translation losses are realized upon the divestiture of foreign subsidiaries. The translation losses are reclassified from accumulated other comprehensive loss and are recognized in the consolidated statement of operations as a component of the gain (loss) on the sale of businesses. Until the Company negotiates definitive terms for such sales, it cannot estimate the amount of such losses. However, the range of sale prices under discussion will result in substantial translation losses. See "--Introduction--Recent Developments".

    As a result of the Company's high level of indebtedness, a portion of the cash flows from the Company's international operations have been required to service debt and interest payments. The Company has incurred certain costs when accessing cash flows from international operations including such items as New Zealand and Australian withholding and other taxes and foreign currency hedging costs. As of January 27, 2001, the Company had remaining outstanding foreign currency forward contracts with an aggregate notional amount of approximately $5.3 million against the New Zealand dollar.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

    The Company's businesses are subject to seasonal influences. The historical revenues and profitability of the Company's operations in New Zealand and Australia and its specialty retail business have generally been higher in the Company's third quarter.

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

INFLATION

    The Company does not believe that inflation has had a material impact on its results of operations during fiscal 2000 or the first three quarters of fiscal 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposures arise from changes in interest rates and fluctuations in the exchange rates related primarily to the New Zealand, Australian and Canadian dollars and the Pound Sterling. The Company utilizes interest rate swaps and foreign currency forward contracts to reduce its exposure to adverse fluctuations in interest rates and exchange rates. The Company does not hold or issue derivative instruments for trading purposes.

INTEREST RATE RISK

    See the disclosure included in the Company's 2000 Annual Report on Form 10-K, as amended.

FOREIGN CURRENCY EXCHANGE RATE RISK

    The Company conducts business activities in New Zealand and Australia (related to the Blue Star Group) and Canada (two coffee businesses) and has a 49% equity interest in a business in the United Kingdom. As a result, the Company is exposed to foreign currency exchange rate risk primarily due to its transactions and net assets denominated in New Zealand (NZD), Australian (AUD), Canadian (CDN) dollars and the Pound Sterling. The Blue Star Group uses foreign currency forward contracts to hedge the impact of adverse fluctuations in the exchange rate on the purchases and sales of goods to overseas markets, as well as on the interest paid related to intercompany debt obligations denominated in U.S. dollars. The Company has not entered into any derivative instruments with respect to the CDN or the Pound Sterling.

    The U.S. dollar is the functional currency for the Company's consolidated results of operations and financial position. For the Company's subsidiaries in New Zealand, Australia and Canada, the functional currencies are the NZD, AUD and CDN, respectively. The functional currency of the Company's equity investment in the United Kingdom is the Pound sterling. The cumulative translation effects for the subsidiaries using functional currencies other than the U.S. dollar are included in accumulated other comprehensive loss in stockholders' equity, with the exception of the Company's intercompany loans to, and the related accrued interest due from, the Blue Star Group. The impact of the fluctuation in the NZD and AUD on these intercompany loans is reflected in the recognition of an unrealized foreign currency transaction gain or loss. The effect of a USD $0.01 change in the NZD exchange rate would result in the recording of an unrealized foreign currency transaction gain or loss of approximately 3.0 million. See "--Introduction--Factors Affecting Comparability--Effects of Fluctuating Exchange Rates." In addition, as of January 27, 2001, the stockholders' equity of the Blue Star Group totaled
$91.5 million.

    As of January 27, 2001, Blue Star held foreign currency forward contracts for a notional amount of approximately $5.3 million at an average rate of $0.45. These contracts expired on January 30, 2001 and February 28, 2001. The potential unrealized loss that would result from a hypothetical 10% change in exchange rates would be approximately $0.2 million.

                           PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    See the disclosure included in the Company's Quarterly Report on Form 10-Q for the quarter ended October 28, 2000. Since the filing of that Quarterly Report, the Company filed a motion to dismiss the consolidated amended complaint in the purported class action. The Company subsequently advised the Court in which the purported class action and related matters are pending that it filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company does not believe that the status of legal proceedings otherwise is materially different than at the date of its prior Quarterly Report. For a summary of legal proceedings, refer to Note 11 of the Notes to the Company's consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    As disclosed in Part I, Item 2, the Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on March 5, 2001, after the end of the quarter. This filing constituted an event of default under each of the following debt instruments of the Company:

    - Seven-year and eight-year term loans and seven-year revolving credit facility.

    - Senior Subordinated Notes due 2008

    - Convertible Subordinated Notes due 2003

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

        10.1  Revolving Credit and Guaranty Agreement, dated as of
              March 6, 2001, among U.S. Office Products Company, a debtor and a debtor-in-possession under Chapter 11 of the Bankruptcy Code, as borrower, and the subsidiaries of the Borrower named herein, each a debtor and a debtor-in-possession under Chapter 11 of the Bankruptcy
              Code, as guarantors, and the lenders party thereto, and The
              Chase Manhattan Bank, as agent
        10.2 Security and Pledge Agreement dated as of March 6, 2001, by and among U.S. Office Products Company, as borrower, and The
              Chase Manhattan Bank, as agent for the DIP Lenders
        10.3  Special Retention Agreement by and between US Office
              Products Company and Warren D. Feldberg
        10.4  Special Retention Agreement by and between US Office
              Products Company and Mark D. Director
        10.5  Special Retention Agreement by and between US Office
              Products Company and Joseph T. Doyle
        10.6  Special Retention Agreement by and between US Office
              Products Company and Jay Mutschler
        10.7  Special Retention Agreement by and between US Office
              Products Company and Anne Smyth

(b) REPORTS ON FORM 8-K

       During the period covered by this report, the Company filed the following Current Reports on Form 8-K

           None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       US OFFICE PRODUCTS COMPANY

                                                       By:
                                                            -----------------------------------------
March 19, 2001                                              Warren D. Feldberg
Date                                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       By:
                                                            -----------------------------------------
March 19, 2001                                              Joseph T. Doyle
Date                                                        CHIEF FINANCIAL OFFICER

                               INDEX TO EXHIBITS

NUMBER                                          DESCRIPTION
------                                          -----------
 10.1                   Revolving Credit and Guaranty Agreement, dated as of
                        March 6, 2001, among U.S. Office Products Company, a debtor and a debtor-in-possession under Chapter 11 of the
                        Bankruptcy Code, as borrower, and the subsidiaries of the
                        Borrower named herein, each a debtor and a
                        debtor-in-possession under Chapter 11 of the Bankruptcy
                        Code, as guarantors, and the lenders party thereto, and The
                        Chase Manhattan Bank, as agent
 10.2                   Security and Pledge Agreement dated as of March 6, 2001, by and among U.S. Office Products Company, as borrower, and The
                        Chase Manhattan Bank, as agent for the DIP Lenders
 10.3                   Special Retention Agreement by and between US Office
                        Products Company and Warren D. Feldberg
 10.4                   Special Retention Agreement by and between US Office
                        Products Company and Mark D. Director
 10.5                   Special Retention Agreement by and between US Office
                        Products Company and Joseph T. Doyle
 10.6                   Special Retention Agreement by and between US Office
                        Products Company and Jay Mutschler
 10.7                   Special Retention Agreement by and between US Office
                        Products Company and Anne Smyth